Form 10-Q
period 2021-09-30
Stran & Company, Inc.
filed 2021-12-07
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41038

STRAN & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3297200
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2 Heritage Drive, Suite 600, Quincy, MA	02171
(Address of principal executive offices)	(Zip Code)

800-833-3309
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STRN	The NASDAQ Stock Market LLC

Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $5.1875	STRNW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 6, 2021, there were 14,987,951 shares of the registrant’s common stock issued and outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2021

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

STRAN & COMPANY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$797,428	$647,235
Accounts Receivable	7,266,366	5,679,580
Deferred IPO Costs	459,638	-
Due From Wildman	108,476	-
Inventory	3,911,474	2,499,049
Prepaid Corporate Taxes	14,645	-
Prepaid Expenses	197,606	122,516
Security Deposit	355,406	324,927
	13,111,039	9,273,307

PROPERTY AND EQUIPMENT, NET:	599,952	449,972

OTHER ASSETS:
Intangible Asset - Customer List, Net	1,983,896	2,216,128
Due From Stockholder	-	6,748
Right of Use Asset - Office Leases	1,169,489	1,358,517
	3,153,385	3,581,393
	$16,864,376	$13,304,672

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Note Payable - Line of Credit	$3,500,000	$1,650,000
Current Portion of Long-Term Debt	3,858	153,133
Current Portion of Wildman Contingent Earn-Out Liability	874,882	402,730
Current Obligation under Right of Use Asset - Office Leases	305,438	299,765
Accounts Payable and Accrued Expenses	5,803,939	3,267,933
Accrued Payroll and Related	914,510	1,021,971
Corporate Income Taxes Payable	-	231,980
Deferred Income Taxes	159,838	-
Due to Stockholder	500,000	-
Unearned Revenue	620,842	564,227
Rewards Program Liability	43,878	173,270
Sales Tax Payable	96,014	73,010
Note Payable - Wildman	162,358	162,358
	12,985,557	8,000,377

LONG-TERM LIABILITIES:
Long-Term Debt, Net of Current Portion	146,042	766,829
Long-Term Wildman Contingent Earn-Out Liability	976,078	1,850,960
Long-Term Obligation under Right of Use Asset - Office Leases	864,050	1,058,752
	1,986,170	3,676,541

STOCKHOLDER'S EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized,
10,000,000 Shares Issued and Outstanding	100	100
Retained Earnings	1,892,549	1,627,654
	1,892,649	1,627,754
	$16,864,376	$13,304,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

SALES	$10,947,724	$8,363,825	$27,075,116	$28,462,481

COST OF SALES:
Purchases	6,362,217	5,813,427	16,435,550	18,460,993
Freight	860,813	385,262	2,478,457	1,284,732
	7,223,030	6,198,689	18,914,007	19,745,725

GROSS PROFIT	3,724,694	2,165,136	8,161,109	8,716,756

OPERATING EXPENSES:
Bad Debt Expense	11,926	32,000	93,971	47,899
General and Administrative Expenses	2,677,175	2,047,478	8,239,161	6,667,643
	2,689,101	2,079,478	8,333,132	6,715,542

EARNINGS (LOSS) FROM OPERATIONS	1,035,593	85,658	(172,023)	2,001,214

OTHER INCOME AND (EXPENSE):
Other Income	6,378	-	776,440	10,000
Interest Expense	(26,260)	-	(66,066)	(41,619)
	(19,882)	-	710,374	(31,619)

EARNINGS (LOSS) BEFORE INCOME TAXES	1,015,711	85,658	538,351	1,969,595

INCOME TAXES:
Current:
State	-	88,725	76,338	118,300
Federal	3,730	227,952	37,281	303,936
	3,730	316,677	113,619	422,236
Deferred:
State	78,800	-	44,800	-
Federal	209,313	-	115,038	-
	288,113	-	159,838	-
	291,843	316,677	273,457	422,236

NET EARNINGS (LOSS)	723,868	(231,019)	264,894	1,547,359

RETAINED EARNINGS, BEGINNING	1,168,681	2,376,911	1,627,655	598,533

RETAINED EARNINGS, ENDING	$1,892,549	$2,145,892	$1,892,549	$2,145,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

				Total
	Common Stock		Retained	Stockholders
	Shares	Value	Earnings	Equity
Balance, January 1, 2020	10,000,000	$100	$598,533	$598,633

Net Earnings	-	-	707,385	707,385

Balance, March 31, 2020	10,000,000	$100	1,305,918	1,306,018

Net Earnings	-	-	1,070,993	1,070,993

Balance, June 30, 2020	10,000,000	$100	$2,376,911	$2,377,011
Net Earnings	-	-	(231,019)	(231,019)

Balance, September 30, 2020	10,000,000	$100	2,145,892	$2,145,992

Balance, January 1, 2021	10,000,000	$100	$1,627,655	$1,627,755

Net Earnings	-	-	(290,085)	(290,085)

Balance, March 31, 2021	10,000,000	$100	1,337,570	1,337,670

Net Earnings	-	-	(168,889)	(168,889)

Balance, June 30, 2021	10,000,000	$100	$1,168,681	$1,168,781

Net Earnings			723,868	723,868

Balance, September 30, 2021	10,000,000	$100	1,892,549	1,892,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$264,894	$1,547,359
Noncash Items Included in Net Earnings:
Deferred Income Taxes	159,838	-
Depreciation and Amortization	333,495	135,354
Gain on Extinguishment of Debt	(770,061)	-
Intangible Asset - Customer List Impairment	63,204	-
Reduction in Wildman Earn-Out Payment	(402,730)	-
(Increase) Decrease In:
Accounts Receivable	(1,586,786)	1,976,005
Deferred IPO Costs	(459,638)	-
Due From Affiliate	-	138,561
Due From Wildman	(108,476)	-
Inventory	(1,412,425)	(436,243)
Prepaid Expenses	(89,735)	309,416
Security Deposit	(30,479)	(528,613)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	2,536,006	(1,764,456)
Accrued Payroll and Related	(107,461)	337,093
Corporate Income Taxes Payable	(231,980)	295,135
Unearned Revenue	56,615	(344,093)
Rewards Program Liability	(129,392)	(2,003,500)
Sales Tax Payable	23,004	22,230
	(1,892,107)	(315,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property and Equipment	(314,448)	(99,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Borrowings:
Note Payable - Line of Credit	4,225,000	3,030,000
Long-Term Debt	-	919,962
Debt Reduction:
Note Payable - Line of Credit	(2,375,000)	(5,180,000)
Increase in Due To/From Stockholder	506,748	(38,207)
	2,356,748	(1,268,245)

NET INCREASE (DECREASE) IN CASH	150,193	(1,683,725)

CASH - BEGINNING	647,235	2,438,260
CASH - ENDING	$797,428	$754,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2021	2020
Cash Paid During The Period For:
Interest	$66,066	$41,619
Income Taxes	$360,906	$127,101

Schedule of Noncash Investing and Financing Transactions:
Cost of Intangible Asset - Customer List	$-	$2,253,690
Wildman Contingent Earn-Out	-	(2,253,690)
Cash Used for Purchase of Intangible Asset - Customer List	$-	$-

Cost of Wildman Inventory	$-	$649,433
Note Payable - Wildman	-	(162,358)
Cash Used for Purchase Wildman Inventory	$-	$487,075

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Organization - Stran & Company, Inc., (the Company) was incorporated under the laws of the Commonwealth of Massachusetts and commenced operations on November 17, 1995. The Company re-incorporated under the laws of the State of Nevada on May 24, 2021.

2.	Operations - The Company is an outsourced marketing solutions provider that sells branded products to customers. The Company purchases products and branding through various third-party manufacturers and decorators and resells the finished goods to customers.

In addition to selling branded products, the Company offers clients custom sourcing capabilities; a flexible and customizable e-commerce solution for promoting branded merchandise and other promotional products, managing promotional loyalty and incentives, print collateral, and event assets, order and inventory management, and designing and hosting online retail popup shops, fixed public retail online stores, and online business-to-business service offerings; creative and merchandising services; warehousing/fulfillment and distribution; print-on-demand; kitting; point of sale displays; and loyalty and incentive programs.

3.	Method of Accounting – The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

5.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

6.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

7.	Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

8.	Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair values based on their short-term nature.

9.	Revenue Recognition - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is aimed at creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards ("IFRS"). This new guidance provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue guidance issued by the FASB. ASU 2014-09 also requires both qualitative and quantitative disclosures, including descriptions of performance obligations.

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Continued)

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

On January 1, 2019, the Company adopted ASU 2014-09 and all related amendments ("ASC 606") and applied its provisions to all uncompleted contracts using the modified retrospective basis. The application of this new revenue recognition standard resulted in no adjustment to the opening balance of retained earnings.

Performance Obligations - Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the company determines the customer has obtained control over the promised good or service. The amount of revenue recognized reflects the consideration of which the Company expects to be entitled in exchange for the promised goods or services.

The following provides detailed information on the recognition of the Company's revenue from contracts with customers:

Product Sales - The Company is engaged in the development and sale of promotional programs and products. Revenue on the sale of these products is recognized after orders are shipped.

Reward Card Program - The Company facilitates a reward card program for a customer and receives a transaction fee when the customer issues or replenishes a new reward card. Revenue is recognized when cards are issued or replenished.

The following table disaggregates the Company's revenue based on the timing of satisfaction of performance obligations for the nine months ended September 30,:

	2021	2020
Performance Obligations Satisfied at a Point in Time	$27,075,116	$28,462,481
Performance Obligations Satisfied Over Time	-	-
Total Revenue	$27,075,116	$28,462,481

10.	Freight - The Company includes freight charges as a component of cost of goods sold.

11.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of September 30, 2021 and 2020, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

12.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Continued)

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

13.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

14.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

B.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at September 30, 2021 and December 31, 2020, there was an allowance for doubtful accounts of $232,847 and $150,847, respectively.

C.	INVENTORY:

Inventory consists of the following as of:

	September 30, 2021	December 31, 2020
Finished Goods (branded products)	$2,773,084	$2,271,982
Goods in Process (un-branded products)	1,138,390	227,067
	$3,911,474	$2,499,049

D.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	September 30, 2021	December 31, 2020
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	386,297	342,692
Software	925,183	654,340
Transportation Equipment	62,424	62,424
	1,379,568	1,065,120
Accumulated Depreciation	(779,616)	(615,148)
	$599,952	$449,972

E.	DUE FROM STOCKHOLDER:

The amount due from stockholder is unsecured and non-interest bearing. There is no formal repayment plan and, accordingly, this amount has been recorded as long-term. At September 30, 2021 and December 31, 2020, the amounts due from stockholder were $0 and $6,748, respectively.

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Continued)

F.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $3,500,000 line of credit with Bank of America at September 30, 2021 and December 31, 2020, borrowings on this line of credit amounted to $3,500,000 and $1,650,000, respectively. The line bears interest at the LIBOR Daily Floating Rate plus 2.75%. At September 30, 2021 and December 31, 2020, interest rates were 4.20%. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

G.	LONG-TERM DEBT:

Long-Term Debt consists of the following at September 30,:

		2021	2020
1.00%	Loan Payable - PPP Loan - Bank of America: Due in monthly installments of $1,209 including interest to March 2025.	$-	$770,062
3.75%	Loan Payable - EIDL Loan - SBA: Due in monthly installments of $731 including interest to April 2051.	149,900	149,900
		149,900	919,962
	Current Portion	(3,858)	(153,133)
	Long-Term Debt	$146,042	$766,829

On April 15, 2020, the Company received loan proceeds from Bank of America in the amount of approximately $770,062 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average qualifying monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower is unable to re-hire to the same employment level on or before December 31, 2020, reduces salaries during the covered period, or uses more than forty percent of the money spent on non-employment expenses.

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1% with a deferral of payments for the first six months. The Company received forgiveness by the U.S. Small Business Administration (SBA) of the PPP loan in full, effective June 24, 2021.

The following is a schedule by years of aggregate maturities of indebtedness at September 30, 2021:

2022	$3,858
2023	3,441
2024	3,571
2025	3,704
2026	3,843
Thereafter	131,483
$149,900

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Continued)

H.	contingent earn-out liability:

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the anniversary date of the purchase. Based upon historical information, management has estimated the fair market value of these payments to be $2,253,690 and has been recorded as Intangible Asset – Customer List and the related Contingent Earn-Out Liability at this amount. At September 30, 2021 and December 31, 2020, the Company’s evaluation of the intangible asset has resulted in accumulated impairment of $69,584 and $0, respectively.

I.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At September 30, 2021 and December 31, 2020, the Company had unearned revenue totaling $620,842 and $564,227, respectively.

	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
Beginning Balance	$564,227	$362,951
Revenue recognized	(27,075,116)	(37,752,173)
Amounts collected or invoiced	27,131,731	37,953,449
Ending Balance	$620,842	$564,227

J.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At September 30, 2021 and December 31, 2020, the company had deposits totaling $43,878 and $173,270, respectively.

K.	DUE TO STOCKHOLDER:

The amount due to stockholder is unsecured and accrues interest at 5% compounding monthly. There is no formal repayment plan and, accordingly, this amount has been recorded as long-term. At September 30, 2021 and December 31, 2020, the amounts due to stockholder were $500,000 and $0, respectively. As of September 30, 2021 and December 31, 2020 interest accrued on the note amounted to $1,096 and $0, respectively.

L.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note M, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three year earn-out period as discussed in Note H. At September 30, 2021, the note totaled $162,358. The Company anticipates that the note will be paid in full within the next twelve months, accordingly the note payable has been classified as current on the balance sheet as of September 30, 2021.

M.	ACquisition:

On August 24, 2020 the Company entered into an asset purchase agreement to acquire inventory, select fixed assets, and a customer list from Wildman Business Group, LLC (WBG). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. Amortization of the acquired customer list is straight-line for ten years.

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Continued)

M.	ACquisition: (Continued)

The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,937,222. As of September 30, 2021, the asset has been impaired in the amount of $69,584.

Fair Value of Identifiable Assets Acquired:
Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
$2,937,222

Consideration Paid:
Cash	$521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
$2,937,222

N.	LEASE OBLIGATIONS:

The Company recognizes and measures its leases in accordance with FASB ASC 842, Leases. The company is a lessee in a non-cancellable operating lease for office space. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The company recognizes a lease liability and right of use (ROU) asset at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the implicit rate if it is readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of the Company's lease are not readily determinable and accordingly, the Company used their incremental borrowing rate based on the information available at the commencement date of the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The ROU asset is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Lease costs for lease payments is recognized on a straight-line basis over the lease term. The Company has entered into operating lease agreements for its office space.

The following is a schedule by years of future minimum lease payments at September 30, 2021:

2022	$343,503
2023	349,412
2024	323,584
2025	325,776
2026	-
$1,342,275

Rent expense for the nine months ended September 30, 2021 and 2020 totaled $297,105 and $311,430, respectively.

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Continued)

O.	CAPITAL STRUCTURE:

On May 24, 2021 the Company authorized a capital stock change from 200,000 shares of common stock, $0.01 par value, to 350,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. At the same time, the Company also completed a 100,000-for-1 forward stock split of the outstanding common stock through the merger by issuing 100,000 shares of our common stock for each previously outstanding share of common stock of the predecessor Massachusetts company. As a result of this stock split, the Company’s issued and outstanding common stock increased from 100 shares to 10,000,000 shares.

P.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the nine months ended September 30, 2021 and 2020, advertising costs amounted to $99,241 and $56,771, respectively.

Q.	MAJOR CUSTOMERs:

For the nine months ended September 30, 2021, the Company had no major customers.

For the nine months ended September 30, 2020, the Company had two major customers to which sales accounted for approximately 44% of the Company’s revenues. The Company had accounts receivable from these customers amounting to 28% of the total accounts receivable balance.

R.	EMPLOYEE BENEFIT PROGRAM:

Effective September 1998, the Company has a SIMPLE IRA plan (Savings Incentive Match Plan for Employees) covering all employees who meet certain requirements. Each employee is 100% vested in their contribution and the company match. The Company makes a matching contribution on a semi-monthly basis based on the contribution the employee makes and the amount of compensation earned during that pay period. Employer contributions accrued and charged to this plan for the nine months ended September 30, 2021 and 2020 amounted to $123,409 and $81,622, respectively.

S.	SUBSEQUENT EVENTS:

Management has evaluated events occurring after the balance sheet date through December 7, 2021, the date in which the financial statements were available to be issued.

On November 12, 2021, the closing of the Offering was completed. At the closing, the underwriters fully exercised their option to purchase an additional 650,602 shares of Common Stock and 650,602 Warrants. Therefore, the Company sold 4,987,951 shares of Common Stock and 4,987,951 Warrants for total gross proceeds of $20,699,996.65. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $18,747,317.

On November 22, 2021, the Company entered into a secured revolving line of credit with Salem Five Bank permitting the Company to borrow up to $7,000,000, replacing the previous line of credit with Bank of America. The line bears interest at the Prime rate plus 0.50%. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our condensed consolidated financial statements and should be read in conjunction with such condensed consolidated financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” are to Stran & Company, Inc., a Nevada corporation.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the impact of the coronavirus pandemic on our operations and financial condition;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on October 7, 2021, as amended, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We are an outsourced marketing solutions provider that sells branded products to customers. We purchase products and branding through various third-party manufacturers and decorators and resell the finished goods to customers.

In addition to selling branded products, we offer clients custom sourcing capabilities; a flexible and customizable e-commerce solution for promoting branded merchandise and other promotional products, managing promotional loyalty and incentives, print collateral, and event assets, order and inventory management, and designing and hosting online retail popup shops, fixed public retail online stores, and online business-to-business service offerings; creative and merchandising services; warehousing/fulfillment and distribution; print-on-demand; kitting; point of sale displays; and loyalty and incentive programs.

We earn the majority of our revenue from the sale of unique, quality promotional products for a wide variety of industries primarily to support marketing efforts. We also derive revenues from service fees from loyalty programs, event management, print services, fulfillment services, and technology services.

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2019 and 2020, program clients accounted for 70.2% and 77.6% of total revenue, respectively. For the nine months ended September 30, 2020 and 2021, program clients accounted for 77.8% and 76.6% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales declined 4.9% year-over-year in the first nine months of 2021 compared to the first nine months of 2020 due to the completion of the U.S. Census program in 2020, market saturation of personal protective equipment in 2021, a lack of in-person events, and businesses still not being fully reopened throughout 2021 as a result of the COVID-19 pandemic. Nevertheless, we expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus and societal reopening will help compensate for lower sales in prior periods. However, this will be partially offset by increases in expenses, especially higher freight charges, raw material costs and a more challenging supply chain such as port congestion. According to a global pricing index by London-based Drewry Shipping Consultants Ltd, the average price worldwide to ship a 40-foot shipping container reached $9,186 for the week ended November 25, 2021, which is 224% higher than the same week in 2020. According to Denmark-based shipping research group Sea-Intelligence ApS, schedule reliability in September 2021 was down 22% compared to September 2020 and the average delay for late vessel arrivals was 7.27 days. According to the U.S. Bureau of Labor Statistics, the Producer Price Index, on an unadjusted basis, the final demand index moved up 8.6 percent for the 12 months ended in October 2021, the largest advance since 12-month data were first calculated in November 2010.

We have also noted that some of our customers have indicated that a greater number of their employees work from home than in past periods. We believe this increase may be partially a result of the relatively new risk to office work from the COVID-19 pandemic, and that this trend may continue due to the growing spread of the more contagious Delta variant of the COVID-19 virus. In addition, many customers appear to be continuing to shift their promotional marketing efforts from in-person events and meetings towards a more targeted approach that includes direct mail, kits, and personalized products. For example, instead of traditional holiday parties, many customers have indicated that they are planning on using at least some of their holiday party budgets to promote employee recognition and engagement by sending gifts and promotional items to those employees. As a result, we have been, and expect to continue to, drop-ship more materials directly to people at their homes than in periods before the advent of the COVID-19 pandemic. We expect that this trend will continue to yield increased freight service fees and fulfillment revenue as well as associated costs.

For additional discussion, see “Impact of COVID-19 Pandemic” below.

As of September 30, 2021, we had $16.9 million of total assets with $1.9 million of total shareholder equity.

Recent Developments

Initial Public Offering

Underwriting Agreement

On November 8, 2021, we entered into an Underwriting Agreement, or the Underwriting Agreement, with EF Hutton, division of Benchmark Investments, LLC, as the representative, or the Representative, for the underwriters listed on Schedule 1 thereto, or the Underwriters, relating to our initial public offering, or the Offering, of 4,337,349 units, or, collectively, the Units, at a price to the public of $4.15 per Unit, or the Offering Price, with each Unit consisting of one share of our common stock, par value $0.0001 per share, or the Common Stock, and a warrant to purchase one share of Common Stock, or, collectively, the Warrants, before underwriting discounts and commissions. Each whole share of Common Stock exercisable pursuant to the Warrants has an exercise price per share at $5.1875, equal to 125% of the initial public offering price per Unit in the Offering. The Warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date.  The Units were not certificated. The shares of Common Stock and related Warrants were immediately separable and were to be issued separately, but needed to be purchased together as a Unit in the Offering. We also granted the Representative a 45-day option to purchase up to an additional 650,602 shares of Common Stock and/or Warrants to purchase up to 650,602 shares of Common Stock at the Offering Price less the underwriting discounts, representing fifteen percent (15%) of the Units sold in the Offering, from the Company.

On November 12, 2021, the closing of the Offering was completed. At the closing, the Representative fully exercised its option to purchase an additional 650,602 shares of Common Stock and 650,602 Warrants. Therefore, we sold 4,987,951 shares of Common Stock and 4,987,951 Warrants for total gross proceeds of $20,699,996.65. After deducting the underwriting commission and expenses, we received net proceeds of approximately $18,747,317.

The Offering was made pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was filed with the Securities and Exchange Commission, or the SEC, and became effective on November 8, 2021, or the Initial Registration Statement, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing on November 8, 2021.

The foregoing description of the Underwriting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Underwriting Agreement, which is filed herewith as Exhibit 1.1 and is incorporated herein by reference.

Warrant Agency Agreement

On November 8, 2021, pursuant to the Underwriting Agreement, we entered into a Warrant Agency Agreement, dated November 8, 2021, or the Warrant Agency Agreement, between us and VStock Transfer, LLC, or the Warrant Agent, as warrant agent. The Warrants were issued under the Warrant Agency Agreement in the form attached thereto. The Warrant Agent will maintain books for the registration and transfer of the Warrants, and cause the issuance of shares of Common Stock upon proper exercise of the Warrants. The material terms and provisions of the Warrants are summarized above.

The foregoing description of the Warrant Agency Agreement and form of Warrant do not purport to be complete and is qualified in its entirety by reference to the full text of the Warrant Agency Agreement and form of Warrant, which are filed herewith as Exhibit 10.1 and are incorporated herein by reference.

Representative’s Warrant Agreement

On November 12, 2021, pursuant to the Underwriting Agreement, we entered into a representative’s warrant agreement, or the Representative’s Warrant Agreement, with each of the designees of the Representative, pursuant to which we issued the designees of the Representative warrants to purchase 149,639 shares of Common Stock in the aggregate. Such warrants may be exercised beginning on May 12, 2022 until November 12, 2026. The initial exercise price of these warrants is $5.1875 per share.

The foregoing summary of the Representative’s Warrant Agreements is qualified in its entirety by reference to the full text of the form of the Representative’s Warrant Agreement, copies of which are attached as Exhibits 10.2, 10.3, 10.4 and 10.5 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Executive Compensation Agreements

Under our employment agreement with our Chief Executive Officer, Andrew Shape, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Shape an annual salary of $400,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s initial public offering, or the IPO, Mr. Shape shall be awarded stock options for the purchase of 323,810 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The stock options will vest in accordance with the following vesting schedule: the options will vest over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the balance of the options (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Shape was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $140,926.69 that were earned and due to Mr. Shape as of a date prior to the date of the employment agreement and that Mr. Shape did not waive his right to these sales commissions by entering into the agreement. Beginning on the date of the agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the agreement, the Company will pay Mr. Shape the gross amount of $10,000 per month towards Mr. Shape’s unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the Board in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Shape’s employment for any reason, regardless of whether termination is for cause, and thirty (30) months after the date of the employment agreement, Mr. Shape shall have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Shape will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Shape’s employment by giving at least 30 days written notice. If we terminate Mr. Shape without cause or he resigns for good reason as provided under the agreement, and Mr. Shape then delivers his signature to the general release and waiver form annexed to the employment agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Shape for the first 18 months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Shape during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Shape is also subject to standard confidentiality and non-competition provisions.

Under our employment agreement with our Executive Vice President, Randolph Birney, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Birney an annual salary of $300,000 and an annual cash bonus as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s IPO Mr. Birney shall be awarded stock options for the purchase of 76,190 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The stock options will vest in accordance with the following vesting schedule: the options will vest over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the balance of the options (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Birney was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $197,109.95 that were earned and due to Mr. Birney as of a date prior to the date of the employment agreement and that Mr. Birney did not waive his right to these sales commissions by entering into the agreement. Beginning on the date of the agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the agreement, the Company will pay Mr. Birney the gross amount of $10,000 per month for unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the Board in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Birney’s employment for any reason, regardless of whether termination is for cause, and thirty (30) months after the date of the employment agreement, he shall have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Birney will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Birney’s employment by giving at least 30 days written notice. If we terminate Mr. Birney without cause or he resigns for good reason as provided under the agreement, and Mr. Birney then delivers his signature to the general release and waiver form annexed to the employment agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Birney for the first 18 months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Birney during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Birney is also subject to standard confidentiality and non-competition provisions.

Under our employment agreement with our Executive Chairman, Andrew Stranberg, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Stranberg an annual salary of $500,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s IPO Mr. Stranberg shall be awarded stock options for the purchase of 400,000 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The stock options will vest in accordance with the following vesting schedule: the options will vest over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the balance of the options (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. Mr. Stranberg will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Stranberg’s employment by giving at least 30 days written notice. If we terminate Mr. Stranberg without cause or he resigns for good reason as provided under the agreement, and Mr. Stranberg then delivers his signature to the general release and waiver form annexed to the employment agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Stranberg for the first 18 months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Stranberg during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Stranberg is also subject to standard confidentiality and non-competition provisions.

Under our employment agreement with Christopher Rollins, our Chief Financial Officer, dated September 7, 2021 and effective as of November 8, 2021, we agreed that, for a two-year term, unless terminated earlier in accordance with its terms, Mr. Rollins will serve as our Chief Financial Officer. We will pay Mr. Rollins an annual salary of $250,000. For each fiscal year completed during this term, Mr. Rollins will be eligible to receive a cash bonus determined by the achievement of specified Company performance metrics. Prior to each fiscal year, a Company net sales target will be set for the following fiscal year. Mr. Rollins will receive a bonus equal to: (i) 20% of salary if 75% of the net sales target is achieved; (ii) 25% of salary if 100% of the net sales target is achieved; (iii) 50% of salary if 125% of the net sales target is achieved; or (iv) 80% of salary if 150% of the net sales target is achieved. Actual net sales for the fiscal year will be determined by the Company’s audited financial statements and according to Generally Accepted Accounting Principles. If actual net sales is between two of the bonus thresholds, then Mr. Rollins will receive a pro rata performance basis. Mr. Rollins may also be eligible for additional bonus amounts as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s IPO Mr. Rollins shall be awarded stock options for the purchase of 81,000 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The agreement further provides that we shall also enter into a restricted stock award agreement with Mr. Rollins granting him 10,000 restricted shares of common stock. Both the restricted stock and the stock options will vest in accordance with the following vesting schedule: the options will vest over a two-year period with 33% of the options vesting immediately upon issuance and the balance of the options (67%) vesting monthly over the following two years at a rate of 1/24 per month. Mr. Rollins will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Rollins’s employment by giving at least 30 days written notice. If we terminate Mr. Rollins without cause or he resigns for good reason as provided under the agreement, and Mr. Rollins then delivers his signature to the general release and waiver form annexed to the employment agreement, we must pay the lesser of the number of months’ severance remaining under the term of the agreement, or six months, provided that he will receive at least three months’ severance; reimbursement of Mr. Rollins for the first 18 months of the premiums associated with Mr. Rollins’s continuation of health insurance for him and his family pursuant to COBRA; and immediate vesting of any outstanding unvested equity granted to Mr. Rollins during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial two-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Rollins’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Rollins is also subject to standard confidentiality and non-competition provisions.

Under our consulting agreement with John Audibert, our Vice President of Strategy and Growth Initiatives, and his wholly-owned company, Josselin Capital Advisors, Inc., or the Consultant, dated December 2, 2021, we agreed that, for a 27-month term, unless terminated earlier in accordance with its terms, we will receive the services of the Consultant and pay or grant the Consultant the compensation described below, and Mr. Audibert will continue to serve as our Vice President of Strategy and Growth Initiatives. We agreed to pay the Consultant a signing fee of $30,000, an annual fee of $100,000 and a monthly automobile bonus of $750. We agreed to grant the Consultant base restricted stock bonuses as follows: (i) 20,000 restricted shares of common stock, granted as of the agreement date, which vests on the three-month anniversary of the date of grant; (ii) 20,000 additional fully-vested shares of common stock to be granted on the six-month anniversary of the agreement date; and (iii) 20,000 additional fully-vested shares of Common Stock to be granted on the twelve-month anniversary of the agreement date. We also agreed to performance-based equity grants to the Consultant consisting of (i) the grant of an option which may be exercised to purchase 65,000 shares of common stock at the exercise price per share of $3.90 which will vest based on the attainment of the option’s performance-based criteria, and fully-vested restricted stock to be granted upon attainment of the same performance-based criteria, as follows: (i) 10,000 fully-vested restricted shares will be granted and the stock option will vest as to 10,000 shares of common stock if our sales exceed $21,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $65,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; (ii) 10,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 10,000 additional shares of common stock if our sales exceed $25,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $75,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term; (iii) 15,000 additional fully-vested restricted shares will be granted and the stock option shall vest as to 20,000 additional shares if our sales exceed $37,500,000 combined for any two consecutive quarters or if our market capitalization exceeds $90,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; and (iv) 25,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 25,000 additional shares if our sales exceed $45,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $180,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term. “Sales” will be determined by our audited or reviewed financial statements and according to Generally Accepted Accounting Principles. Our “market capitalization” will be the closing stock price of our common stock as reported by The NASDAQ Stock Market LLC multiplied by the total shares of common stock outstanding as of 4:00 PM E.T. on the date that such closing stock price was determined as reported by our transfer agent. All such grants will be subject to standard forms of stock option or restricted stock award agreements and the terms and conditions of our Amended and Restated 2021 Equity Incentive Plan. They will also be subject to the lock-up provisions of the Lock-Up Agreement between Mr. Audibert and EF Hutton, division of Benchmark Investments, LLC, or the representative, dated November 8, 2021, which generally provides that any shares of our common stock held at any time by Mr. Audibert during the 180 days following our initial public offering may not be transferred without the consent of the representative. Upon the occurrence of a change in control during the consulting agreement’s term, whether or not the Consultant’s engagement is terminated, or upon Consultant’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by the Consultant will immediately vest and will no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. For each fiscal year completed during this term, the Consultant will also be eligible to receive additional bonuses as determined by the board of directors. Both we and the Consultant may terminate the consulting agreement by giving at least 30 days’ written notice. If we or the Consultant terminate the consulting agreement without cause as provided under the agreement, and the Consultant and Mr. Audibert then deliver their signatures to the general release and waiver form annexed to the consulting agreement, we must pay a $25,000 fee. The Consultant and Mr. Audibert are also subject to standard independent contractor, confidentiality and non-interference provisions.

The foregoing summary of each of the foregoing agreements is qualified in its entirety by reference to the full text of such agreements, copies of which are attached as Exhibits 10.7, 10.8, 10.9, 10.10 and 10.11 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Employee, Officer and Director Equity Grants

On November 12, 2021, we filed a Registration Statement on Form S-8 to register restricted stock and options to purchase stock issuable to certain of our executive officers, directors and employees pursuant to our Amended and Restated 2021 Equity Incentive Plan, or the Plan. On November 12, 2021, pursuant to the Plan, we granted options to purchase a total of 1,339,000 shares of our common stock and 80,568 shares of restricted stock, of which 385,000 of the options to purchase common stock and 49,000 of the restricted shares were granted to 60 non-executive employees, an aggregate of 934,000 options and 20,000 of the restricted shares were granted to five executive officers, and a total of 20,000 options and 11,568 of the restricted shares were granted to our independent directors. The options have an exercise price of $4.15 per share, and a term of ten years. 59,000 of the restricted shares and 438,000 options are subject to vesting over a three (3) year period with one-third (1/3) of the restricted stock and options vesting on each of the first, second and third anniversaries of the date of grant. Another 10,000 restricted shares and 81,000 options are subject to vesting over a two (2) year period with one-third (1/3) vesting upon date of grant and the remainder (sixty-seven percent (67%)) vesting monthly over the following two (2) years at a rate of 1/24 per month. The options that we granted to certain of our executive officers and directors, which in aggregate are exercisable to purchase 800,000 shares, vest over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the balance of the options (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. Our independent directors’ 20,000 options will vest in twelve (12) equal monthly installments over the first year following the date of grant, subject to continued service, and their 11,568 restricted shares will vest in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The restricted stock and option grants will be treated as employee compensation for accounting purposes and will be reported as compensation expense based on the fair value of the stock on the grant date allocated over the service period. For more information regarding determinations of the fair value of equity interests as components of equity compensation, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation”.

Since 2018 we have also borrowed funds from our Executive Chairman, Andrew Stranberg, during periods when Mr. Stranberg did not already owe funds to us. The loans are unsecured, non-interest bearing, and there is no formal repayment plan. At December 31, 2020, 2019 and 2018, the amounts due to Mr. Stranberg were $0, $38,207 and $2,097, respectively. In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The total amount owed, including principal of $500,000 and interest of $4,740, was repaid to Mr. Stranberg on November 22, 2021.

Revolving Demand Line of Credit Loan

On November 22, 2021, we entered into a Revolving Demand Line of Credit Loan Agreement (the “Loan Agreement”), with Salem Five Cents Savings Bank (the “Lender”), for aggregate loans of up to $7 million (the “Loan” or “Line of Credit”), evidenced by a Revolving Demand Line of Credit Note, also dated November 22, 2021 (the “Note”). The Line of Credit and Note are secured by a first priority security interest in all assets and property of the Company, as more fully described in the Security Agreement, also dated November 22, 2021, between the Lender and the Borrower (the “Security Agreement” and together with the Loan Agreement and the Note, the “Loan Documents”).

The amount available under the Line of Credit is the lesser of $7 million or the sum of (x) eighty percent (80%) of the then-outstanding amount of Eligible Accounts (as defined below), plus (y) fifty percent (50%) of Eligible Inventory (as defined below); minus one hundred (100%) percent of the aggregate amount then drawn under the Line of Credit for the account of the Company. In addition, advances based upon Eligible Inventory must be capped at all times at $2,000,000. “Eligible Accounts” are defined as accounts that meet a number of requirements, including, unless otherwise approved by the Lender, being less than ninety (90) days from the date of invoice not subject to any prior assignment, claim, lien, or security interest, not subject to set-off, credit, allowance or adjustment by the account debtor, arose in the ordinary course of the Company’s business, not an intercompany obligation, not subject to notice of bankruptcy or insolvency of the account debtor, not owed by an account debtor whose principal place of business is outside the United States of America, not a government account, not be evidenced by promissory notes, and not one of the accounts owed by an account debtor 25% or more of whose accounts are 90 or more days past invoice date; or otherwise not deemed acceptable by the Lender in accordance with its normal credit policies. “Eligible Inventory” means all finished goods, work in progress and raw materials and component parts of inventory owned by the Company. It does not include any inventory held on consignment or not otherwise owned by the Company; any inventory which has been returned by a customer or is damaged or subject to any legal encumbrances other than a first priority security interest held by the Company; any inventory which is not in the possession of the Company; any inventory which is held by the Company on property leased by the Company unless the Lender has received a Landlord’s Waiver and Consent from the lessor of such property satisfactory to the Lender; any inventory which is not located within the United States; any inventory which the Lender reasonably deems to be obsolete or non-marketable; and any inventory not subject to a first priority fully perfected lien held by the Lender.

The Loan is subject to interest at the prime rate plus 0.5% per annum. The Company must repay interest on Loan proceeds on a monthly basis. The Loan is expected to continue for 12 months, subject to the Lender’s demand rights and the Company’s ongoing affirmative and other obligations under the Loan Documents, as summarized below.

The Company may freely drawn upon the Loan subject to the Lender’s right to demand complete repayment of the Loan at any time. Late payments are subject to a late payment charge of 5%. In the event of failure to repay the loan after the Lender makes demand for full repayment, the interest rate will increase by 10%. The Note may be prepaid at any time without penalty. The Lender may assign the Note without the Company’s consent.

Under the Security Agreement and the other Loan Documents, the Company granted the Lender a first priority security interest in all of its assets, both owned now and in the future, as collateral for full repayment of the Loan. The Lender may file Uniform Commercial Code financing statements with any jurisdiction and with sufficient descriptions of the property to perfect its security interest in all of the Company’s current and future assets. Upon default of the Loan, the Lender may accelerate repayment of the Loan, take possession of the Company’s assets, assign a receiver over the Company’s assets, and enforce other rights as to the Company’s assets as secured creditor. The Company must pay for all of the Lender’s reasonable legal fees and expenses incurred to enforce its rights under the Loan Documents.

Under the Loan Agreement, the Company is required to continue its current business of outsourced marketing solutions and without the prior consent of the Lender will not acquire in whole or in part any other company or business and shall not engage in any other business or open any other locations, and will use the proceeds of the Loan only in connection with the general and ordinary operations of its business and for the following purpose: general working capital for accounts receivable and inventory purchases.

The Loan is also subject to ongoing affirmative obligations of the Company, including punctual repayment of the Loan amount, maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another a Certified Public Accountant acceptable to the Lender, allowing the Lender to inspect its accounting books and records, furnishing audited, quarterly, monthly and other financial statements to the Lender, payment of Lender’s reasonable expenses for a field exam in 2022, allow the Lender to communicate with its accountants; maintain its properties in good repair subject to ordinary wear and tear; and obtain replacement-cost insurance for its property with the Lender as Mortgagee/Loss Payee; and management contracts for the Company’s properties must be subordinated to the rights of the Lender and there shall be no change of management company without the prior written consent of the Lender.

The Loan is further subject to the following financial requirements: (a) Debt Service Coverage Ratio: Cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, shareholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; (b) Minimum Net Worth: The Company will be required to meet the following minimum net worth thresholds: $2,000,000 at December 31, 2021; $2,750,000 at December 31, 2022; and $3,500,000 at December 31, 2023.

The Company may also not incur any additional indebtedness, secured or unsecured, except in the ordinary course of business; make loans or advances to others or guarantee others’ obligations except for certain ordinary advances to employees or ordinary customer credit terms; make investments; acquire any business; make capital expenditures except in the ordinary course of business; sell any material assets except in the ordinary course of business; grant any security interests or mortgages in its properties or assets.

The foregoing summary of the Loan Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibits 10.12, 10.13 and 10.14 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

In connection with the Loan Agreement, on November 22, 2021, the Company, the Lender and Harte Hanks Response Management/ Boston, Inc. (the “Warehouse Provider”), the lessor of certain warehouse facilities to the Company, executed a Warehouseman’s Waiver in favor of the Lender (the “Warehouseman’s Waiver”). Under the Warehouseman’s Waiver, the Warehouse Provider disclaimed any interest in the property of the Company stored on the premises (the “Collateral”), and agreed not to interfere with the Lender’s enforcement of its rights in the Collateral. The Warehouse Provider further agreed to provide notice to the Lender of any default by the Company of its obligations as to the Warehouse Provider, and to give the Lender at least 30 days to exercise its rights, which period may be extended by the Lender up to 60 days upon its payment of the per-diem rental amount. After that period, unless the default has been cured by the Lender, the Warehouse Provider may dispose of such Collateral as it deems fit. Upon the receipt of written notice from the Lender and until such notice is rescinded, the Warehouse Provider shall only honor instructions from the Lender with respect to the Collateral, including, any direction from the Lender to dispose of all or any portion of the Collateral at any time, without any further consent or instruction from Company.

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.15 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Impact of Coronavirus Pandemic

The current global pandemic of a novel strain of coronavirus, or COVID-19, and the global measures taken to combat it, have had, and may in the future continue to have, an adverse effect on our business. Public health authorities and governments at local, national and international levels have announced various measures to respond to the pandemic. Some measures that directly or indirectly impact our business include voluntary or mandatory quarantines, restrictions on travel and limiting gatherings of people in public places.

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance. Our sales declined 4.9% year-over-year during the first nine months of 2021 compared to the same period of the prior year. The decrease was primarily due to the completion of the U.S. Census program in 2020, market saturation of personal protective equipment in 2021, a lack of in-person events, and businesses still not being fully reopened throughout 2021 as a result of the COVID-19 pandemic. The U.S. Census program contributed $10.1 million of sales, or 35.5% of total sales, for the nine months ended September 30, 2020 compared to less than $2,000 of sales, or 0.0% of total sales, for the nine months ended September 30, 2021. Additionally, sales of personal protective equipment totaled 3.7 million for the nine months ended September 30, 2020 compared to less than $200,000 for the nine months ended September 30, 2021. As has been typical for other firms in the promotional products industry, from March 2020 and into 2021 operational and supply chain disruptions combined with decreased demand for promotional products to cause sharp reductions in sales opportunities. We believe that relevant factors included businesses not being fully opened, a lack of in-person events, and decreased marketing budgets leading to decreased demand for promotional products and services such as ours. Although we were able to capitalize on the demand for personal protective equipment such as masks, hand sanitizer, and gowns, these sales are not expected to fully offset the overall decreased demand for promotional products.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to being a high-touch customer-focused company that provides our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	Adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees. We allow team members to work remotely, allowing us to continue providing uninterrupted sales and service to our customers throughout the year.

●	Emphasized and established cost savings initiatives, cost control processes, and cash conservation to preserve liquidity.

●	Explored acquisition opportunities and executed the acquisition of the customer base of Wildman Imprints with historical revenue exceeding $10 million annually.

●	Retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively.

●	Concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and cannabis industries.

●	Retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs.

●	Successfully applied for and received Payment Protection Program (“PPP”) loans and government assistance.
●	Refocused our marketing activities on more client-specific revenue generating activities that reduced spend while remaining effective.

We believe that we have seen encouraging signs of recovery from the effects of the COVID-19 pandemic. There has been a significant increase in the amount of requests for proposal and other customer inquiries beginning in the first quarter of 2021, which leads us to believe that companies are starting to prepare to spend at previous or increased levels. We expect that going forward there will be a significant amount of pent-up demand that may compensate for slower earlier numbers in 2021.

We believe that we have fully complied with all state and local requirements relating to COVID-19. As described above, we have undertaken various measures in an effort to mitigate the spread of COVID-19, including encouraging employees to work remotely if possible. We also have enacted business continuity plans, which may make maintaining our normal level of corporate operations, quality controls and internal controls difficult. Moreover, the COVID-19 pandemic may cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, the COVID-19 pandemic and mitigation efforts may also adversely affect our customers’ financial condition, resulting in reduced spending for the products we sell.

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption.  Further, once we are able to restart normal business hours and operations doing so may take time and will involve costs and uncertainty. We also cannot predict how long the effects of the COVID-19 pandemic and the efforts to contain it could continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. We believe it is also possible that the impact of the pandemic and response on our suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures have negatively impacted, and may continue to impact, our business and financial condition as the responses to control COVID-19 continue.

The extent to which the pandemic may continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended
Consolidated Operations Data	September 30, 2021	September 30, 2020
Sales	$10,947,724	$8,363,825

Cost of Sales:
Purchases	6,362,217	5,813,427
Freight	860,813	385,262
Total Cost of Sales	7,223,030	6,198,689

Gross Profit	3,724,694	2,165,136

Operating Expenses:
Bad Debt Expense	11,926	32,000
General and Administrative Expenses	2,677,175	2,047,478
Total Operating Expenses	2,689,101	2,079,478

Earnings (Loss) from Operations	1,035,593	85,658

Other Income and (Expense):
Other Income	6,378	-
Interest Expense	(26,260)	-
Total Other Income and (Expense)	(19,882)

Earnings (Loss) Before Income Taxes	1,015,711	85,658

Income Taxes:
Current
State	-	88,725
Federal	3,730	227,952
Total Current Income Taxes	3,730	316,677

Deferred Income Taxes
State	78,800	-
Federal	209,313	-
Total Deferred Income Taxes	288,113	-
Total Current and Deferred Taxes	291,843	316,677

Net Earnings (Loss)	723,868	(231,019)

Retained Earnings, Beginning	1,168,681	2,376,911

Retained Earnings, Ending	$1,892,549	$2,145,892

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our revenues for the three months ended September 30, 2020 include non-recurring revenues representing 25.4% of our overall revenues for this period, as a subcontractor for the 2020 U.S. Census. The customer that engaged us in this regard will not renew their engagement with us due to the U.S. Census only occurring once every ten years. As a result, these non-recurring revenues are not expected to recur in fiscal year 2021 or beyond and do not represent our long-term growth expectations.

Our sales increased 30.9% from $8.4 million for the three months ended September 30, 2020 to $10.9 million for the three months ended September 30, 2021. The increase was primarily due to higher spending from existing clients as well as capturing business from new customers. Additionally, we benefited from the acquisition of the Wildman Imprints assets, which generated $1.9 million of sales for the three months ended September 30, 2021 compared to $0 sales in the three months ended September 30, 2020. However, these increases in sales were partially offset by the completion of the U.S. Census program in 2020, market saturation of personal protective equipment in 2021, a lack of in-person events, and businesses still not being fully reopened throughout 2021 as a result of the COVID-19 pandemic. The U.S. Census program contributed $2.1 million of sales, or 25.4% of total sales, for the three months ended September 30, 2020 compared to less than $2,000 of sales, or 0.0% of total sales, for the three months ended September 30, 2021. Furthermore, sales of personal protective equipment totaled $1.6 million for the three months ended September 30, 2020 compared to less than $90,000 for the three months ended September 30, 2021. Our recurring organic sales, defined as those sales excluding the U.S. Census program, revenue from the Wildman Imprints asset acquisition, and personal protective equipment, increased 91.8%, or $4.3 million, from $4.6 million in the three months ended September 30, 2020 to $8.9 million in the three months ended September 30, 2021.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 16.5% from $6.2 million for the three months ended September 30, 2020 to $7.2 million for the three months ended September 30, 2021. More specifically, cost of purchases increased from $5.8 million in the three months ended September 30, 2020 to $6.4 million in the three months ended September 30, 2021, or 9.4%, while freight costs increased from $0.4 million in the three months ended September 30, 2020 to $0.9 million in the three months ended September 30, 2021, or 123.4%. The increase in cost of purchases was primarily due to an increase in sales of 30.9% during that same period, while the increase in freight costs was primarily due to a general increase in freight costs, both domestic and international, we believe as a result of the COVID-19 pandemic.

Operating Expenses

Operating expenses consist of bad debt expense and general and administrative expenses. Our operating expenses increased 29.3%, or $0.6 million, to $2.7 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020. This increase was primarily due to an increase in general and administrative expenses of $0.6 million, or 30.8%, from $2.0 million in the three months ended September 30, 2020 to $2.7 million in the three months ended September 30, 2021, which in turn was primarily due to additional expenses related to the acquisition of the Wildman Imprint assets, the implementation of a new Enterprise Resource Planning (ERP) system on Oracle’s NetSuite platform, the recently completed initial public offering and organic growth in our business.

Other Income and Expense

Other income and expense consists of interest expense, interest income and other income. During the three months ended September 30, 2020 and 2021, we had interest expense and other income. Our interest expense increased $26,260 from $0 in the three months ended September 30, 2020 to $26,260 in the three months ended September 30, 2021. This increase was primarily due to an increase in borrowings on our bank’s line of credit. Our other income increased $6,378 from $0 in the three months ended September 30, 2020 to $6,378 in the three months ended September 30, 2021. This increase was primarily due to a gain on the impairment of Wildman contingent earn-out payments.

Income Taxes

Our effective income tax rate was 28.37% and 369.70% for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, our effective income tax rate was 0% and 28.37% for current and deferred taxes, respectively. For the three months ended September 30, 2020, our effective tax rate was 369.70% for current taxes. The decrease in the effective tax rate was driven by a decrease from 266.12% to 20.61% in our effective federal income tax rate and by a decrease from 103.58% to 7.76% in our effective state income tax rate due to timing of tax accrual. For further discussion of changes in the effective tax rate, refer to Notes A.11. and A.12. to our Financial Statements.

Net Earnings and Losses

Our net earnings increased 413.3% from a net loss of $0.2 million for the three months ended September 30, 2020 to a profit of $0.7 million for the three months ended September 30, 2021. This increase was primarily caused by the growth in organic sales of $4.3 million as well as the increase in sales from the Wildman Imprints asset purchase of $1.9 million, and only partially offset by $2.1 million decline in sales from the completion of the U.S. Census program in 2020 and $1.5 million in sales caused by the decline in sales of personal protective equipment.

Comparison of Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
Consolidated Operations Data	September 30, 2021	September 30, 2020
Sales	$27,075,116	$28,462,481

Cost of Sales:
Purchases	16,435,550	18,460,993
Freight	2,478,457	1,284,732
Total Cost of Sales	18,914,007	19,745,725

Gross Profit	8,161,109	8,716,756

Operating Expenses:
Bad Debt Expense	93,971	47,899
General and Administrative Expenses	8,239,161	6,667,643
Total Operating Expenses	8,333,132	6,715,542

Earnings (Loss) from Operations	(172,023)	2,001,214

Other Income and (Expense):
Other Income	776,440	10,000
Interest Expense	(66,066)	(41,619)
Total Other Income and (Expense)	710,374	(31,619)

Earnings (Loss) Before Income Taxes	538,351	1,969,595

Income Taxes:
Current
State	76,338	118,300
Federal	37,281	303,936
Total Current Income Taxes	113,619	422,236

Deferred Income Taxes
State	44,800	-
Federal	115,038	-
Total Deferred Income Taxes	159,838	-
Total Current and Deferred Taxes	273,457	422,236

Net Earnings (Loss)	264,894	1,547,359

Retained Earnings, Beginning	1,627,655	598,533

Retained Earnings, Ending	$1,892,549	$2,145,892

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our revenues for the nine months ended September 30, 2020 include non-recurring revenues representing 35.5% of our overall revenues for this period, as a subcontractor for the 2020 U.S. Census. The customer that engaged us in this regard will not renew their engagement with us due to the U.S. Census only occurring once every ten years. As a result, these non-recurring revenue increases are not expected to recur in fiscal year 2021 or beyond and do not represent our long-term growth expectations.

Our sales decreased 4.9% from $28.5 million for the nine months ended September 30, 2020 to $27.1 million for the nine months ended September 30, 2021. The decrease was primarily due to the completion of the U.S. Census program in 2020, market saturation of personal protective equipment in 2021, a lack of in-person events, and businesses still not being fully reopened throughout 2021 as a result of the COVID-19 pandemic. The U.S. Census program contributed $10.1 million of sales, or 35.5% of total sales, for the nine months ended September 30, 2020 compared to less than $2,000 of sales, or 0.0% of total sales, for the nine months ended September 30, 2021. Additionally, sales of personal protective equipment totaled $3.7 million for the nine months ended September 30, 2020 compared to less than $200,000 for the nine months ended September 30, 2021. However, these decreases in sales were partially offset by the acquisition of the Wildman Imprints assets, which generated $6.3 million of sales for the nine months ended September 30, 2021 compared to $0 sales in the nine months ended September 30, 2020. Our recurring organic sales, defined as those sales excluding the U.S. Census program, revenue from the Wildman Imprints asset acquisition, and personal protective equipment, increased 40.4%, or $5.9 million, from $14.7 million in the nine months ended September 30, 2020 to $20.6 million in the nine months ended September 30, 2021.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales decreased 4.2% from $19.7 million for the nine months ended September 30, 2020 to $18.9 million for the nine months ended September 30, 2021. More specifically, cost of purchases decreased from $18.5 million in the nine months ended September 30, 2020 to $16.4 million in the nine months ended September 30, 2021, or 11.0%, while freight costs increased from $1.3 million in the nine months ended September 30, 2020 to $2.5 million in the nine months ended September 30, 2021, or 92.9%. The decrease in cost of purchases was primarily due to a decrease in sales of 4.9% during that same period, while the increase in freight costs was primarily due to a general increase in freight costs, both domestic and international, we believe as a result of the COVID-19 pandemic.

Operating Expenses

Operating expenses consist of bad debt expense and general and administrative expenses. Our operating expenses increased 24.1%, or $1.6 million, to $8.3 million for the nine months ended September 30, 2021 compared to $6.7 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in general and administrative expenses of $1.6 million, or 23.6%, from $6.7 million in the nine months ended September 30, 2020 to $8.2 million in the nine months ended September 30, 2021, which in turn was primarily due to additional expenses related to the acquisition of the Wildman Imprint assets, the implementation of a new ERP system on Oracle’s NetSuite platform, the recently completed initial public offering, and organic growth in our business.

Other Income and Expense

Other income and expense consists of interest expense, interest income and other income. During the nine months ended September 30, 2020 and 2021, we had interest expense and other income. Our interest expense increased $24,447 from $41,619 in the nine months ended September 30, 2020 to $66,066 in the nine months ended September 30, 2021, or 58.7%. This increase was primarily due to an increase in borrowings on our bank’s line of credit. Our other income increased $766,440 from $10,000 in the nine months ended September 30, 2020 to $776,440 in the nine months ended September 30, 2021, or 7,664.4%. This increase was primarily due to the forgiveness of the Company’s PPP loan.

Income Taxes

Our effective income tax rate was 50.8% and 21.44% for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, our effective income tax rate was 21.11% and 29.69% for current and deferred taxes, respectively. For the nine months ended September 30, 2020, our effective tax rate was 21.44% for current taxes. The decrease in the effective tax rate was driven by an increase from 6.01% to 14.18% in our effective federal income tax rate offset by an decrease from 15.43% to 6.93% in our effective state income tax rate. For further discussion of changes in the effective tax rate, refer to Notes A.11. and A.12. to our Financial Statements.

Net Earnings and Losses

Our net earnings decreased 82.9% from $1.5 million for the nine months ended September 30, 2020 to $0.3 million for the nine months ended September 30, 2021. This decrease was due primarily to reduced revenue of $10.1 million caused by the completion of the U.S. Census program in 2020 and $3.5 million caused by the decline in sales of personal protective equipment, and only partially offset by the increase in sales from the Wildman Imprints asset purchase of $6.3 million.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $797,428. To date, we have financed our operations primarily through revenue generated from operations and bank borrowings, including a $3.5 million line of credit held with Bank of America as of September 30, 2021. Our line of credit agreement with Bank of America was terminated on November 22, 2021. We currently have a secured revolving demand line of credit with Salem Five Cents Savings Bank for aggregate loans of up to $7 million, subject to a number of asset-related and other financial requirements and other covenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Revolving Demand Line of Credit Loan” for further information.

We believe that our current levels of cash, either with or without the proceeds of this offering, will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, including our anticipated costs associated with becoming a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) operating activities	$(1,892,107)	$(315,752)
Net cash (used in) investing activities	(314,448)	(99,728)
Net cash provided by (used in) financing activities	2,356,748	(1,268,245)
Net increase (decrease) in cash and cash equivalents	150,193	(1,683,725)
Cash cash equivalents at beginning of period	647,235	2,438,260
Cash cash equivalents at end of period	$797,428	$754,535

Net cash used in operating activities was $1,892,107 for the nine months ended September 30, 2021, as compared to net cash used in operating activities of $315,752 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, increases in inventory, accounts receivable and accounts payable accompanied by a one-time gain on extinguishment of debt were the primary drivers of the net cash used in operating activities. For the nine months ended September 30, 2020, decreases in accounts receivable, accounts payable and rewards program liability were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $314,448 for the nine months ended September 30, 2021, and $99,728 for the nine months ended September 30, 2020, primarily for additions to software-related property and equipment in both periods.

Net cash provided by financing activities was $2,356,748 for the nine months ended September 30, 2021, as compared to net cash used in financing activities of $1,268,245 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net cash provided by financing activities primarily consisted of borrowings and reductions on our line of credit and stockholder loan. For the nine months ended September 30, 2020, net cash used in financing activities consisted of PPP and Economic Injury Disaster Loan (“EIDL”) Program loans under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), offset by borrowings and reductions on our bank line of credit.

On April 15, 2020, we received loan proceeds from Bank of America in the amount of approximately $770,062 under the PPP. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average qualifying monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1% with a deferral of payments for the first six months. Subsequent to year (quarter) end, we received forgiveness by the U.S. Small Business Administration (“SBA”) of the PPP loan in full, effective June 24, 2021. Accordingly, the entire PPP loan balance has been recorded as a liability at September 30, 2020.

On May 15, 2020, the Company received loan proceeds from the SBA in the amount of approximately $150,000 under the EIDL Program. The EIDL Program provides loans to qualifying businesses to provide economic relief to small businesses currently experiencing a temporary loss of revenue. The loan accrues interest at a rate of 3.75% per annum. Installment payments, including principal and interest, begin 12 months from the date of the note and are payable over 30 years.

The following is a schedule by years of aggregate maturities of indebtedness at September 30 of the following years:

Year	Aggregate Mature Debt
2022	$3,858
2023	3,441
2024	3,571
2025	3,704
2026	3,843
Thereafter	131,483
Total	$149,900

Contractual Obligations

Wildman Imprints Acquisition

On August 24, 2020, we entered into an asset purchase agreement to acquire the inventory, select fixed assets, and a customer list of the Wildman Imprints division of Wildman Business Group, LLC, or WBG. In connection with the asset acquisition, the customer list was purchased using a contingent earn-out calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the anniversary date of the purchase. In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of September 30, 2021 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. We anticipate that the note will be repaid in full within the next twelve months. We anticipate no deficiencies in our ability to make the payments required under the asset purchase agreements. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes L and M to our Financial Statements for the nine months ended September 30, 2021 and 2020.

Property Leases

The following is a schedule by years of future minimum property lease payments at September 30, 2021:

Year	Lease Rent Due
2022	$343,503
2023	349,412
2024	323,584
2025	325,776
2026	-
Total	$1,342,275

Rent expense for the nine months ended September 30, 2021 and 2021 totaled $297,105 and $311,430, respectively. We anticipate no deficiencies in our ability to make these payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Method of Accounting

The financial statements are prepared using the accrual method of accounting whereby revenues are recognized when earned and expenses are recognized when incurred. This method of accounting conforms to generally accepted accounting principles.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

Inventory

Inventory is stated at the lower of cost or market value.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair values based on their short-term nature.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014- 09"), which is aimed at creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards ("IFRS"). This new guidance provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue guidance issued by the FASB. ASU 2014-09 also requires both qualitative and quantitative disclosures, including descriptions of performance obligations.

On January 1, 2019, the Company adopted ASU 2014-09 and all related amendments ("ASC 606") and applied its provisions to all uncompleted contracts using the modified retrospective basis. The application of this new revenue recognition standard resulted in no adjustment to the opening balance of retained earnings.

Performance Obligations

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer has obtained control over the promised good or service. The amount of revenue recognized reflects the consideration of which the Company expects to be entitled in exchange for the promised goods or services.

The following provides detailed information on the recognition of the Company's revenue from contracts with customers:

Product Sales

The Company is engaged in the development and sale of promotional programs and products. Revenue on the sale of these products is recognized after orders are shipped.

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the nine months ended September 30, 2021:

Performance Obligations Satisfied at a Point in Time	$27,075,116
Performance Obligations Satisfied Over Time	$-
Total Revenue	$27,075,116

Freight

The Company includes freight charges as a component of cost of goods sold.

Uncertainty in Income and Other Taxes

The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of September 30, 2021, December 31, 2020 and 2019, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

Sales Tax

Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and goods and services taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2021, we issued the following securities, which were not registered under the Securities Act of 1933, as amended, or the Securities Act.

On May 24, 2021, Andrew Shape, our Chief Executive Officer, Randolph Birney, our Executive Vice President, and Theseus Capital Ltd., acquired 3,400,000, 800,000 and 700,000 shares of our common stock, respectively, from Andrew Stranberg, our Executive Chairman and sole stockholder immediately prior to these transfers. The shares were sold to Messrs. Shape and Birney at a purchase price per share equal to $0.1985, which was paid in the form of promissory notes. Pursuant to a different arrangement, Theseus paid Mr. Stranberg a nominal cash purchase price of $100 for the stock. Theseus does not have any relationship with the Company other than as a shareholder after the transfer by Mr. Stranberg, and its payment for Mr. Stranberg’s stock was made to Mr. Stranberg and not to the Company. The stock is subject to certain repurchase conditions. In addition, Theseus executed an irrevocable proxy providing that Mr. Stranberg may vote and exercise all voting and related rights with respect to its shares. The irrevocable proxy will automatically terminate with respect to any shares that Theseus sells in a transaction or series of transactions on any national securities exchange or other trading market on which the shares then trade. The transactions were exempt from the registration requirements of the Securities Act pursuant to the so-called “Section 4(a)(1½)” exemption.

No underwriter was engaged in connection with the foregoing sales of securities. The Company has reason to believe that all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial conditions of the Company, and all of those individuals purchasing securities represented that they were accredited investors, acquiring the shares for investment and without a view to the distribution thereof. At the time of issuance, all of the foregoing securities were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bore legends to that effect.

We did not repurchase any of shares of our common stock during the nine months ended September 30, 2021.

As of September 30, 2021, we had used none of the proceeds from the Offering because the proceeds from the Offering were not received until November 12, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

As disclosed above, on December 2, 2021, we entered into a consulting agreement with John Audibert, our Vice President of Strategy and Growth Initiatives, and his wholly-owned company, Josselin Capital Advisors, Inc., or the Consultant. Under the consulting agreement, we agreed that, for a 27-month term, unless terminated earlier in accordance with its terms, we will receive the services of the Consultant and pay or grant the Consultant the compensation described below, and Mr. Audibert will continue to serve as our Vice President of Strategy and Growth Initiatives. We agreed to pay the Consultant a signing fee of $30,000, an annual fee of $100,000 and a monthly automobile bonus of $750. We agreed to grant the Consultant base restricted stock bonuses as follows: (i) 20,000 restricted shares of common stock, granted as of the agreement date, which vests on the three-month anniversary of the date of grant; (ii) 20,000 additional fully-vested shares of common stock to be granted on the six-month anniversary of the agreement date; and (iii) 20,000 additional fully-vested shares of Common Stock to be granted on the twelve-month anniversary of the agreement date. We also agreed to performance-based equity grants to the Consultant consisting of (i) the grant of an option which may be exercised to purchase 65,000 shares of common stock at the exercise price per share of $3.90 which will vest based on the attainment of the option’s performance-based criteria, and fully-vested restricted stock to be granted upon attainment of the same performance-based criteria, as follows: (i) 10,000 fully-vested restricted shares will be granted and the stock option will vest as to 10,000 shares of common stock if our sales exceed $21,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $65,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; (ii) 10,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 10,000 additional shares of common stock if our sales exceed $25,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $75,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term; (iii) 15,000 additional fully-vested restricted shares will be granted and the stock option shall vest as to 20,000 additional shares if our sales exceed $37,500,000 combined for any two consecutive quarters or if our market capitalization exceeds $90,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; and (iv) 25,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 25,000 additional shares if our sales exceed $45,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $180,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term. “Sales” will be determined by our audited or reviewed financial statements and according to Generally Accepted Accounting Principles. Our “market capitalization” will be the closing stock price of our common stock as reported by The NASDAQ Stock Market LLC multiplied by the total shares of common stock outstanding as of 4:00 PM E.T. on the date that such closing stock price was determined as reported by our transfer agent. All such grants will be subject to standard forms of stock option or restricted stock award agreements and the terms and conditions of our Amended and Restated 2021 Equity Incentive Plan. They will also be subject to the lock-up provisions of the Lock-Up Agreement between Mr. Audibert and EF Hutton, division of Benchmark Investments, LLC, or the representative, dated November 8, 2021, which generally provides that any shares of our common stock held at any time by Mr. Audibert during the 180 days following our initial public offering may not be transferred without the consent of the representative. Upon the occurrence of a change in control during the consulting agreement’s term, whether or not the Consultant’s engagement is terminated, or upon Consultant’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by the Consultant will immediately vest and will no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. For each fiscal year completed during this term, the Consultant will also be eligible to receive additional bonuses as determined by the board of directors. Both we and the Consultant may terminate the consulting agreement by giving at least 30 days’ written notice. If we or the Consultant terminate the consulting agreement without cause as provided under the agreement, and the Consultant and Mr. Audibert then deliver their signatures to the general release and waiver form annexed to the consulting agreement, we must pay a $25,000 fee. The Consultant and Mr. Audibert are also subject to standard independent contractor, confidentiality and non-interference provisions.

The foregoing summary of the foregoing agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.11 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 8, 2021, by and between Stran & Company, Inc. and EF Hutton, division of Benchmark Investments, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 12, 2021)

3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)

3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)

10.1	Warrant Agency Agreement, dated November 8, 2021, between Stran & Company, Inc. and Vstock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2021)

10.2	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Benchmark Investments, LLC

10.3	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and David W. Boral

10.4	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Joseph T. Rallo

10.5	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and U.S. Tiger Securities, Inc.

10.6	Letter from Bank of America, N.A. to Stran & Company, Inc., dated as of September 14, 2021 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on October 7, 2021)

10.7	Employment Agreement between Stran & Company, Inc. and Andrew Shape, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A filed on October 29, 2021)

10.8	Employment Agreement between Stran & Company, Inc. and Andrew Stranberg, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A filed on October 29, 2021)

10.9	Employment Agreement between Stran & Company, Inc. and Randolph Birney, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A filed on October 29, 2021)

10.10	Employment Agreement between Stran & Company, Inc. and Christopher Rollins, dated as of September 7, 2021 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A filed on October 29, 2021)

10.11	Consulting Agreement between Stran & Company, Inc., Josselin Capital Advisors, Inc. and John Audibert, dated as of December 2, 2021

10.12	Revolving Demand Line of Credit Loan Agreement, dated November 22, 2021, by and between Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2021)

10.13	Revolving Demand Line of Credit Note, dated November 22, 2021, by Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2021)

10.14	Security Agreement, dated November 22, 2021, by and between Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 26, 2021)

10.15	Warehouseman’s Waiver, dated November 4, 2021 and executed November 22, 2021, by and among Harte Hanks Response Management/ Boston, Inc., Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 26, 2021)

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2021	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Christopher Rollins
	Name:	Christopher Rollins
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)