Form 10-K
period 2021-12-31
Stran & Company, Inc.
filed 2022-03-28
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41038

STRAN & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3297200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Heritage Drive, Suite 600, Quincy, MA	02171
(Address of principal executive offices)	(Zip Code)

800-833-3309
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STRN	The NASDAQ Stock Market LLC

Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.81375	STRNW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 24, 2022, there were a total of 20,019,333 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Stran & Company, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2021

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Stran,” and “our company” are to Stran & Company, Inc., a Nevada corporation.

Note Regarding Forward Stock Split

Except as otherwise specifically indicated, all information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 100,000-for-1 forward stock split of our outstanding common stock through our reincorporation merger in Nevada that was effective as of May 24, 2021. References to number of shares of our common stock after May 24, 2021 have given effect to this split.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “STRÄN,” “STRÄN promotional solutions” and “Stran Promotional Solutions”. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Note Regarding Industry and Market Data

This report includes industry data and forecasts that we obtained from industry publications and surveys including but not limited to certain publications of the promotional products member groups Advertising Specialty Institute (ASI) and the Promotional Products Association International (PPAI), as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources, and we cannot assure you of the accuracy or completeness of such information contained in this report. Such data involve risks and uncertainties and is subject to change based on various factors, including those discussed under “Risk Factors” and “Note Regarding Forward-Looking Statements.”

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic on our operations and financial condition;

●	the timing, availability and effects on our stock price and financial condition of our share repurchase program;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

ii

●	our expectation regarding the use of proceeds from our initial public offering;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

iii

PART I

ITEM 1. BUSINESS.

Overview

We are an outsourced marketing solutions provider, working closely with our customers to develop sophisticated marketing programs that leverage our promotional products and loyalty incentive expertise. We develop long-term relationships with our customers, enabling them to connect with both their customers and employees in order to build lasting brand loyalty. It is our mission to drive brand awareness and affect behavior through visual, creative, and technology solutions.

We purchase products and branding through various third-party manufacturers and decorators and resell the finished goods to customers. In addition to selling branded products, we offer our clients:

●	custom sourcing capabilities;

●	a flexible and customizable e-commerce solution for

●	promoting branded merchandise and other promotional products;

●	managing promotional loyalty and incentives, print collateral, and event assets;

●	order and inventory management; and

●	designing and hosting online retail popup shops, fixed public retail online stores, and online business-to business service offerings;

●	creative and merchandising services;

●	warehousing/fulfillment and distribution;

●	print-on-demand, kitting, and point of sale displays; and

●	loyalty and incentive programs.

These valuable services, as well as the deep level of commitment we have to the business operations of our customers, have resulted in a strong and stable position within the industry.

We specialize in managing complex promotional marketing programs to help recognize the value of promotional products and branded merchandise as a tool to drive awareness, build brands and impact sales. This form of advertising is very powerful and impactful and particularly effective at building brand loyalty because it typically uses products that are considered useful and appreciated by recipients and are retained and used or seen repeatedly, repeating the imprinted message many times without adding cost to the advertiser. We have built the tools, processes, relationships and the blueprint to maximize the potential of these products and deliver the most value to our customers.

For over 25 years we have grown into a leader in the promotional products industry, ranking 30th overall and 22nd fastest-growing in the United States on Print+Promo Marketing’s 2021 Top Distributors list, and 32nd based on ASI’s Counselor magazine 2021 Top 40 Distributors list, from over 40,000 promotional products businesses. Since our first year of operations in 1995, our annual revenues have gradually grown from approximately $240,000 to over $39.7 million in 2021, a compound annual growth rate of approximately 22%, and between 2017 and 2021, our revenues grew at a compound annual growth rate of approximately 19%. During 2017 through 2021, we had consistent gross margins of approximately 30%, and processed over 25,000 customer orders per year.

Our 2020 revenues and gross margins include nonrecurring revenues representing 27.1% of our overall revenues for 2020, as a subcontractor for the 2020 U.S. Census. The customer that engaged us in this regard will not renew their engagement with us due to the U.S. Census only occurring once every ten years. As a result, these nonrecurring revenue increases have not recurred and are not expected to recur and do not represent our long-term growth expectations.

As of December 31, 2021, we had total assets of $51.2 million with total shareholder equity of $41.6 million.

We serve a highly diversified customer base across many industry verticals including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods. Many of our customers are household names and include some of the largest corporations in the world.

Our sales increased 5.2% year-over-year in 2021 compared to 2020, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the Wildman Imprints assets in September 2020. However, these increases in sales were partially offset by the completion of the U.S. Census program in 2020, market saturation of personal protective equipment in 2021, a lack of in-person events, businesses still not being fully reopened throughout 2021 as a result of the COVID-19 pandemic, and continuing supply chain problems. For further discussion, see “COVID-19 Pandemic” below.

Our headquarters are located at Quincy, Massachusetts, with additional offices located in Gloucester, Massachusetts; Warsaw, Indiana; Fairfield, Connecticut; and Mt. Pleasant, South Carolina. We also have sales representatives in twelve additional locations across the United States and a network of service providers in the U.S. and abroad, including factories, decorators, printers, logistics firms, and warehouses.

Our Industry

Overview of Promotional Products Market

The promotional products industry is large yet highly-fragmented, with thousands of smaller participants and indications of a lack of market power in any one firm or group of firms. The industry has generally experienced growth as businesses continuously invest in sophisticated marketing campaigns involving multiple types of advertising. Promotional products are items used to promote a product, service or company program including advertising specialties, premiums, incentives, business gifts, awards, prizes, commemoratives and other imprinted or decorated items. They are usually given away by companies to consumers or employees. The largest promotional products trade organizations are the Advertising Specialty Institute (ASI) and Promotional Products Association International (PPAI).

U.S. Promotional Products is a Large and Growing Market

According to the ASI, the U.S. market for promotional products exceeded $23 billion in 2021 and includes over 40,000 businesses. Moreover, the promotional products market is only one segment of a total addressable market of possibly up to $384 billion based on the size of the product packaging market ($180 billion as of 2019, according to Statista, a leading provider of market and consumer data); the loyalty incentive programs market ($90 billion annually according to the Incentive Marketing Association, the umbrella organization for suppliers in the incentive marketplace); the printing market ($75 billion as of 2021, according to IBISWorld, an industry research provider); and the tradeshow market ($17 billion projected for 2021, according to MarketingCharts.com, a provider of marketing data, graphics, and analyses).

We believe that U.S. promotional products spending has been severely impacted by the COVID-19 pandemic. According to ASI, promotional product distributor sales decreased nearly 20% from $25.8 billion in 2019 to $20.7 billion in 2020. Although promotional product distributor sales increased approximately 12% from $20.7 billion in 2020 to $23.2 billion in 2021, they were still below the $25.8 billion industry record set in the last full pre-pandemic year of 2019.

The Promotional Products Industry Is Resilient To Other Forms of Advertising

The promotional products industry is relatively insulated from other forms of advertising such as television and digital advertising. Although promotional products compete for space within an advertising budget with other forms of advertising, particularly online advertising, they offer distinct benefits, particularly due to their physical nature, which may help distributors and suppliers continue to sell these products and related services despite these budgetary pressures. Data shows that promotional products are more effective in generating brand recognition and sales than other forms of advertising, including television and online advertisements. These factors help shield established industry firms like ours from the technological and competitive disruption experienced by other types of media advertisers.

The Promotional Products Industry is Highly Fragmented

The promotional products industry is also highly fragmented. The industry includes over 40,000 firms. As of 2020 the firm with the greatest percentage of industry sales generated $766 million in revenue but made up only approximately 3.7% of the $20.7 billion in revenues generated in 2020 by promotional products distributors, based on information reported by ASI. As a group, the top 40 distributors had approximately 34% market share as of 2020, based on total sales of approximately $7.0 billion out of total promotional products distributors’ revenues for 2020 of $20.7 billion, based on ASI’s reports.

Unlike our company, which provides comprehensive solutions to complex promotional and branding challenges, we view most of our competitors as generally falling into one of the five categories below:

●	Online e-tailer. Heavily rely on marketing and online advertising to sell directly to businesses, offering little or no strategic support or program infrastructure.

●	Franchise Model. Consists of many smaller firms or independent representatives without a consistent strategic vision. They do not offer consistent pricing and have fragmented service capabilities.

●	Large and Inflexible. Focus on large enterprise customers, struggling to serve the needs of smaller spend opportunities (less than $3 million annually). They tend to lack in delivering a high level of service and are limited in their ability to react to changes in the market.

●	Non-Core Offering. Offer promotional merchandise as an add-on to their core business or have grown through acquisition without any unification strategy.

●	Small Mom-and-Pop. Have little or no infrastructure or executive oversight. Do not have the financial backing, technology, or infrastructure to support growth or ability to execute comprehensive marketing programs or large opportunities.

Promotional Products are a High-impact, Cost-effective Advertising Medium

Because promotional products are useful and appreciated by recipients, they are retained and used, repeating the imprinted message many times without added cost to the advertiser. ASI’s Global Ad Impressions Study, 2020 Edition, reported:

●	Promotional products are the most highly regarded form of advertising, more than newspapers, radio, magazine, television, Internet, or mobile ads.

●	Up to 85% of promotional products recipients remember the advertiser worldwide. Recall is highest for apparel items, as 85% recall the advertiser that gave them a shirt or hat.

●	40% of consumers who own promotional products report that they have kept some for more than 10 years, suggesting that businesses using promotional products may generate long-term revenues and other valuable goodwill from them.

●	Nearly one-quarter (23%) of consumers reported that they purchased a promotional product in the last year, showing one way that promotional products can be cost-effective advertising tools.

In 2018, PPAI reported that promotional products are the most impactful form of advertising across all generations. Whereas reportedly less than 55% of consumers read or watch an entire advertisement online, in an email, on television, in the mail, in a magazine, or on the radio, over 80% of consumers retain promotional products. Moreover, promotional products have been ranked the most effective form of advertising across all generations, outranking even television, online, print, and mobile forms. A 2019 PPAI report revealed additional statistics reflecting the significant impact of promotional products on consumers:

●	96% of consumers like to know ahead of time when companies offer promotional products.

●	Eight out of ten consumers enjoy receiving promotional products.

●	Seven in ten consumers would like to receive promotional products more often.

●	79% of consumers, including over a third of Millennials and 20% of Generation Z consumers, pass on promotional products that they no longer want, increasing their potential reach and effectiveness.

Nearly all consumers say they would go out of their way to receive promotional products.

As of 2016, PPAI reported that, overall, buyers consider promotional products mostly or always effective in achieving marketing goals. They generally consider promotional products more effective than social media and nearly as effective as all other media. Data indicates that the majority of buyers do have a budget set aside for promotional products. However, for more than 72% the allocation is less than 20% of their marketing advertising budget. When asked what their plans were for promotional products spend over the next 12 months, only 3% projected a decrease in product purchases. This data suggests that the potential for promotional products’ market growth is significant.

The COVID-19 Pandemic’s Effects on the Promotional Products Industry

As in many other industries, we believe that the COVID-19 pandemic has weakened many promotional products distributors. According to ASI, the promotional products industry experienced a nearly 20% sales decline in 2020 to $20.7 billion compared to the $25.8 billion industry record set in the last full pre-pandemic year of 2019. Print+Promo Marketing’s 2021 Top Distributors report, which ranked the top 75 distributors based on 2020 sales, found that 42 (56%) experienced sales decreases in 2020 compared to the prior year. According to ASI the promotional products industry in 2021 experienced a sales increase of approximately 12% to $23.2 billion and nearly three-quarters of distributors (72%) increased annual revenue as COVID-19 vaccines became widely available and pockets of the U.S. economy began to reopen. In terms of the top five vertical markets, the most opportunities for Print+Promo Marketing’s 2021 Top Distributors were those in Health Care (listed 37 times), Financial (listed 26 times), Retail (listed 20 times), Technology (listed 20 times), and Manufacturing (listed 18 times).

A recent forecast from global advertising corporation WPP plc’s ad-buying unit GroupM found that there appears to be a “K-shaped” recovery for the advertising industry as well as the overall U.S. economy. The “K” shape indicates a quick rebound for some marketers and a continued downward trajectory for others. For example, e-commerce and advanced digital services such as telehealth and remote learning have exploded during the COVID-19 pandemic. On the other hand, restaurants, bars, travel, entertainment and nonessential businesses have all suffered. Overall, those dependent on traditional media including radio, newspapers and outdoor advertising, and those whose clients were largely nonessential services such as restaurants, bars, travel, entertainment have all suffered. On the other hand, demand for e-commerce and advanced digital services such as telehealth and remote learning, and home refinancings and the banking industry in general, have massively accelerated and saw record volumes during the COVID-19 pandemic.

The COVID-19 Pandemic’s Effects on Our Business

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance. As was typical for other firms in the promotional products industry, from March 2020 through the end of 2021, we believe that our revenues were adversely affected by decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. We also experienced higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as port congestion. We expect these effects to continue in 2022.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote our customers’ brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to being a high-touch customer-focused company that provides our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	Adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees. We allow team members to work remotely when necessary, allowing us to continue providing uninterrupted sales and service to our customers throughout the year.

●	Emphasized and established cost savings initiatives, cost control processes, and cash conservation to preserve liquidity.

●	Explored acquisition opportunities and executed the acquisitions of the customer base of Wildman Imprints with historical revenue exceeding $10 million annually in September 2020 and the promotional products business of G.A.P. Promotions with 2021 revenue of approximately $7.2 million in January 2022.

●	Retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively.

●	Concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and cannabis industries.

●	Retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs.

●	Successfully applied for and received Paycheck Protection Program (“PPP”) loans and government assistance.

●	Refocused our marketing activities on more client-specific revenue generating activities that reduced spend while remaining effective.

We believe that we have seen encouraging signs of recovery from the effects of the COVID-19 pandemic. There has been a significant increase in the amount of requests for proposal and other customer inquiries since the beginning of 2021, which leads us to believe that companies are preparing to spend at previous or increased levels. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus and societal reopening will help compensate for lower sales in prior periods.

For a further discussion of the impact of the COVID-19 pandemic on our business, please see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in particular the subsection entitled “Impact of COVID-19 Pandemic”.

Competitive Strengths

We believe our key competitive strengths include:

●	Superior and Distinctive Technology. We have invested in sophisticated, efficient ordering and logistics technology that provides order processing, warehousing and fulfillment functions. We continue to invest in our technology infrastructure, including many customized solutions developed on Adobe Inc.’s open-source e-commerce platform, Magento. We have also invested in a new Enterprise Resource Planning (ERP) system, Oracle’s NetSuite, which will consolidate the process of gathering and organizing business data of our company through an integrated software suite, and is expected to be implemented by the first half of 2022.

●	Leading Market Position. Our over 25 years’ history and size make us a leader in the U.S. promotional products industry. We believe that the key benefits of our scale include an ability to efficiently implement large and intensive programs; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our market position and scale enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

●	Extensive Network. We have developed a deep network of collaborator factories, decorators, printers, and warehouses around the globe. This network helps us find the right solution to meet our customers’ needs, whether they are financial, timing, geographic, or brand goals. This model provides the flexibility to proactively manage our customers’ promotional needs efficiently. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

●	Customer-Centric Approach. Our customer-centric approach is what has fueled our growth since our inception and our early adoption of technology to solve challenges for our clients set us apart in our early growth. We strive to understand the goals and challenges that our customers face, building unique solutions and seeing each campaign through to completion as an extension of their team.

●	Diversified Customer Base. We sell our products to over 2,000 active customers and over 30 Fortune 500 companies, including long-standing programs with recurring revenue coming from well recognized brands and companies. During 2020, we were engaged by a Washington, D.C.-based advertising and marketing company leading a nationwide awareness-generating initiative for the 2020 U.S. Census. During this period, this contract represented approximately 27.1% of our overall revenues for 2020. This customer will not renew their engagement with us due to the U.S. Census only occurring once every ten years. As a result, these nonrecurring revenue increases have not recurred, are not expected to recur, and do not represent our long-term growth expectations. Excluding the 2020 U.S. Census program customer, our largest customer accounted for 10.1% and 7.5% of overall revenue during 2020 and 2021, respectively. Our top 10 customers in 2020 and 2021, including the 2020 U.S. Census program customer, contributed 56.9% and 44.8% of revenue, respectively. Excluding the 2020 U.S. Census program customer, our top 10 customers in 2020 and 2021 generated 31.20% and 44.8% of revenue, respectively. Our customers span many industries, including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods.

●	Experienced Senior Management Team. Our senior management team, led by our co-founder and Chief Executive Officer, Andrew Shape, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of experience in the promotional products industry.

●	Asset Acquisition Experience. In September 2020, we acquired all of the customers of the promotional products business Wildman Imprints in an asset purchase. In 2019, that business recorded over $10 million in revenue. In January 2022, we purchased the promotional products business and assets of G.A.P. Promotions, with 2021 revenue of approximately $7.2 million. We continue to explore and pursue additional acquisition opportunities that are appropriate. Please see “Growth Strategies – Selectively Pursue Acquisitions” below for a discussion of our asset acquisition experience and strategy.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Selectively Pursue Acquisitions. We believe that we are well-suited to capitalize on opportunities to acquire businesses with key customer relationships or have other value-added products or services that complement our current offerings. Our acquisition strategy consists of increasing our share in existing markets, adding a presence in new or complementary regions, utilizing our scale to realize cost savings, and acquiring businesses offering synergistic services such as printing, packaging, point of sale (POS) displays, loyalty and incentive program management, and decoration, or offering additional differentiators. In September 2020, we acquired all the customer account managers and customer accounts of the promotional products business Wildman Imprints in Warsaw, Indiana. As a result, we gained approximately over 1,400 customer accounts, including over 120 customer programs with higher repeat-business potential; 20 additional employees; inventory worth approximately $650,000 with a majority covered by contractual customer purchase guarantees; and additional revenues of over $10 million as of 2019. This acquisition allowed us to extend our geographical reach into the Midwest and further diversify our customer base. In January 2022, we acquired the promotional products business and assets of G.A.P. Promotions in Gloucester, Massachusetts. From this acquisition, we expanded our major beverage-specific customer accounts; hired 13 additional employees; gained inventory worth approximately $90,000 with claw-back guarantees; and additional sales of approximately $7.2 million as of 2021.

We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets (although no such acquisition target has yet been identified), particularly with the following attributes:

●	Geographic balance, with a focus on acquiring a company in the branded merchandise space based in the western United States (including Texas, California, Colorado, Oregon, or Washington state) in the $5-10 million revenue range;

●	Smaller promotional companies in the $2-5 million revenue range who lack the programmatic capabilities but have a minimum of 30% gross margins and comparable or improved profitability; and

●	Businesses with complimentary offerings to increase Stran’s portfolio of services and depth of expertise in these additional industries: Packaging; Loyalty & Incentive; Decorators (for screen printer, embroidery, direct-to-garment, rub-on transfers, etc.); and Event/Tradeshow Services.

●	Innovate and Invest in Technology. During 2020-2021, we continued to invest in upgrades to our platform for customers’ promotional e-commerce objectives, including customizable and scalable features, developed on Adobe Inc.’s open-source e-commerce platform, Magento. We have also invested in a new Enterprise Resource Planning (ERP) system on Oracle’s NetSuite platform which will consolidate the process of gathering and organizing business data of our company through an integrated software suite, which is expected to be implemented by the first half of 2022. We believe that it is necessary to continue focusing on the buildout of our technology offerings in order to meet the evolving needs of our customers. Additionally, our strong technology platform will support our acquisition strategy to integrate acquired businesses into our existing platforms. We intend to continue making significant investments in research and development and hiring top technical talent.

●	New Client Development. Our sales teams are tasked with continuously growing their books of business by nurturing existing business relationships while actively seeking new opportunities with new customers. We will continue to promote and ask for referrals from satisfied customers who often refer us to other potential clients. We continuously seek to build our sales forces through hiring of experienced individuals with established books of business as well as hiring less-experienced individuals that we hope to develop into productive sales representatives. As we continue to grow, we are hiring sales representatives in different geographies across the U.S. that further diversifies our customer base and attracts new customers. Currently we have employees or sales reps located in offices or remotely in Massachusetts, Indiana, Ohio, Connecticut, New York, New Jersey, Pennsylvania, Florida, South Carolina, Oklahoma, Maine, Colorado, and Illinois. In addition to direct sales and marketing efforts, we will continue to build sales and marketing campaigns to promote Stran, including social media, search engine optimization (SEO), HubSpot Inbound Marketing, and other alternative platforms. We also plan to continue to identify and exhibit at appropriate tradeshows, conferences, and events where we have had success.

●	Develop and Penetrate Customer Base. We plan to further expand and leverage our sales force and broad product and service offering to upsell and cross-sell to both develop new clients and further penetrate our existing customer base. Many of our services work together and build on each other to offer greater control and consistency of our customers’ brands as well as improved efficiency and ease of use for their team. Our goal is to become an extension of our customers’ team and to support their organizations in using physically branded products in the most effective means possible. For example, we can offer a one-stop solution for all tradeshow and event asset management objectives. From pre-show mailings to special event uniforms, we can help design as well as produce and manage all tradeshow materials and processes from start to finish. With multiple warehouses strategically located throughout the United States, we offer logistics solutions and expertise to effectively fulfill customers’ events needs across the country. The internal inventory-management version of our e-commerce platform provides the ability to manage not only a customer’s assets for its booth or event setup, but also its literature, giveaways, uniforms, and more. We will ship out all assets with return labels for post-show logistics and establish standard operating procedures for every asset to be returned back into inventory.

Other strategies that we plan to implement to expand our customer base with expanded sales staff and technology resources include:

●	Convert Transactional Customers to Programs. The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2020 and 2021, program clients accounted for 77.6% and 75.7% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Program customers are typically geared towards longer-lasting relationships that help secure recurring revenue well into the future.

●	Strengthen Marketing and Social Media Outreach. We plan to expand sales and marketing tools and campaigns to promote the Company, including social media platforms such as Instagram, and other alternative marketing platforms.

●	SEO and Inbound Marketing. We plan to enhance our SEO tools to increase web traffic to our website and use of HubSpot Inbound Marketing and similar tools to deliver content and data to drive interest in Stran.

●	Tradeshows and Events. We plan to increase our exhibitor presence at appropriate shows and events such as ProcureCon, the National Beer Wholesalers Association (NBWA)’s Annual Convention and Trade Show, and EXHIBITOR LIVE.

●	Extend Relationships. We plan to identify and approach more print, fulfillment, and agency collaborators to sell into their customer base.

●	Referrals. We believe we will generate more customer referrals by offering an enhanced loyalty and customer incentive program.

Products and Services

Overview

Since our inception over 25 years ago, we have provided clients with marketing services that help drive sales, and make an impact using custom-branded merchandise, commercial print, loyalty and incentive programs, packaging and point of sale solutions while providing a technology solution to deliver these products and services efficiently via our warehouse and fulfillment system.

Our value to our customers is to be an extension of their own teams. We work to understand the different business and marketing goals of each customer and provide solutions that incorporate technology, human capital, and physical branded goods to solve their business challenges. This model of outsourced combined marketing and program-management services is unique in the promotional products industry, which is dominated by online e-tailers, franchisees, and mom-and-pop businesses. To achieve this value, we have built the internal resources, knowledge, and processes to support our clients with more than just commodity items.

We are both program managers and creative marketers, having developed multiple teams within our organization to specialize and focus our efforts on supporting customers with the specific support that they need:

●	Operations and e-commerce teams create custom-tailored technology solutions that enable our clients to view, manage and distribute branded merchandise to their appropriate audience in an efficient and cost-effective manner.

●	Account teams work with client stakeholders to understand goals, objectives, marketing and human-resources initiatives, and the ongoing management of the account.

●	In-house creative agency and product merchandising teams support the account team to provide unique and custom product ideas along with additional design services such as billboards, annual reports, and digital ad assets.

●	Merchandising team as well as members of our account teams attend trade shows domestically and internationally across a variety of markets, allowing us to provide a diverse assortment of product offerings to our clients.

●	Technology and program teams offer technology solutions to help efficiently manage the order process, view products and inventory available, distribute products in the most cost-effective manner, and provide reports and metrics on the activity of the account.

We work closely with industrial designers of several of our key collaborators to understand the research and trends that are influencing product development in the six- to 18-month window ensuring that our team is up-to-date on trends in the industry.

Promotional Product Programs

We run complex corporate promotional marketing programs for clients across many different industry verticals. Most of our clients take advantage of all the services we provide; however, at the core of every program are the promotional products themselves. Our team works diligently to stay on point with the current trends so our clients’ branded products are relevant. We distribute a wide variety of promotional products to our customers, with the most popular promotional products including wearables, writing utensils, drinkware, technology and events-related products.

Loyalty and Incentives Programs

We build custom solutions for customers looking to drive either customer or employee behavior. We help our customers build a customer loyalty program or an employee incentive program that meets each customer’s specific needs. Our solutions can include gamification tools, social media integration, and a points-based plan that rewards clients’ users with a combination of physical products, digital rewards, gift cards, and experiential rewards nurturing loyalty to their brand. For example, we worked closely with a global producer of vaccines and medicines for animals, to design and implement a two-tier incentive program in which, on one tier, veterinarians were incentivized to purchase from our customer through providing them with promotional branded products, and, on a second tier, a loyalty points program featuring prepaid debit card rewards for end-user pet owners who buy their products.

In developing our loyalty and incentive offering Stran has taken a similar approach as we have in other areas of our business. Instead of developing our own internal solutions organically, we have sought out relationships with businesses with a variety of offerings that meet the very different needs of each of our customers. In some small cases where a client is looking for a very simple solution, we may make use of our existing e-commerce platform developed with Adobe Inc.’s open-source, Magento software, and suppliers from within the promotional products industry. In other cases where the customer is looking for a more well-developed incentive program that incorporates both an incentive structure and a rewards offering, Stran has contracted with Carlton One Engagement Corporation, or CarltonOne, a large provider of Internet-based employee reward management platforms. CarltonOne’s technology solutions are robust and constantly evolving to meet the changing needs of incentive users. Their model is to collaborate with value-added resellers like Stran who bring addition resources, knowledge and skill sets to create custom solutions.

Under our agreement with CarltonOne, dated as of January 20, 2021, we are an authorized reseller of CarletonOne’s brands of software-as-a-solution, or SaaS, employee loyalty and incentive programs to our customers. As an authorized reseller, CarltonOne will offer exclusive rights to any contracted clients but will not prevent other authorized resellers from calling on any protected customers. We will receive commissions from CarletonOne for any customers that we successfully sign up for CarletonOne’s SaaS services. The agreement is for two years and renews for consecutive one-year periods unless terminated in writing by either party. The commission percentage is generally 25%.

Packaging and Point of Sale

Presentation makes all the difference. Clever and custom packaging point of sale, or POS displays are essentials for elevating brand awareness and critical for driving sales. From packaging of corporate merchandise and promotional products to developing custom POS displays, clients come to us when they want to stand out and show the quality that their brands offer. We produce custom packaging and POS projects domestically as well as overseas for larger-run custom programs for many of our clients.

Commercial and Digital Printing

Printed informational materials used for marketing, or marketing collateral, such as business cards and brochures, are an essential component to effectively conveying information and marketing messages, and arguably all businesses use some form of marketing collateral. When a customer needs print collateral, our digital print-on-demand options route their orders through our technology platform and to our network of commercial printers to ensure that our customers can print each piece of collateral in the most effective and efficient manner. By offering print management with our promotional branded merchandise solutions, we help our customers create impactful presentations and mailings through the most efficient processes.

Warehouse and Fulfillment

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a nearly ten-year relationship with industry leader Harte Hanks. These long-standing, strategic relationships provide our clients with process-driven fulfillment solutions that are scalable to meet client needs including real-time inventory reporting, climate-controlled facilities, high-value product security, storage, digital print-on-demand, and direct-mail solutions. Our custom front-end technology solution is directly integrated with the warehouse management software of our strategic global warehouse collaborators.

Technology

Our custom-developed e-commerce Magento platform allows our customers to manage all facets of their marketing program, linking branded merchandise, print, event assets, customer relationship management, or CRM, loyalty and incentives in a single solution. Our platform creates cost savings, increasing market efficiencies and brand consistency. With real-time accessibility to the necessary data to operate a complex demanding marketing program including hierarchy user profile groups, multi-lingual, multi-currency, multi-checkout methods and integration into any ERP (SAP, ORACLE, WORKDAY, etc.). Our on-demand mobile reporting dashboard capabilities allows the ability for self-service access within our systems empowering clients with raw data to make informative decisions for their program.

Human Capital and Culture

We are more than an efficient distributor or supplier, and we offer our customers more than just products. We help them achieve their marketing and business goals using branded merchandise supported with technology, logistics, creative services, and account support. In order to provide all of these value-added services, we must leverage and cultivate the talent of our employees.

As an organization we encourage our team to engage with professional development opportunities. These opportunities include online courses, webinars, training sessions, and participation in various networking and professional development groups. As such we currently have a member of our team who serves on the board of directors for NEPPA (New England Promotional Products Association), a regional trade association, as well as another employee who is the current Board President of SAAGNY (Specialty Advertising Association of Greater New York), another regional trade association. Empowering our team to grow their own careers helps ensure that we are more knowledgeable, experienced, and engaged.

Pricing

As a large and growing firm with over 500 suppliers and due to our membership in Facilisgroup, Stran has the purchasing power to receive advantageous pricing, helping us with price-sensitive bids. Facilisgroup is a buying group of fewer than 1% of distributors in the industry and processed over $1 billion of sales in 2020. Pursuant to our Sublicense Agreement, we may access Facilisgroup’s @ease proprietary software tools for promotional products business management and analysis and a white labelled, managed, product website which we may use to sell promotional products under our brand. We may also access its “Signature Collection” website which Facilisgroup promises offers the best products and margins. Under our agreement we paid Facilisgroup a one-time fee of $11,000 and make monthly payments of $8,000.

In addition to this competitive buying power, Stran has developed factory direct relationships with multiple factories in the U.S. and overseas. These direct relationships require additional vetting, longer production times, and larger production runs. However, we work to blend production from factory direct manufacturing with our other suppliers to continue to drive costs down on commodity-based items. We compete regularly with larger competitors and maintain healthy margins using this strategy for sourcing and procuring products.

Supplier and Fulfillment Relationships

We have formed strategic relationships with fulfillment and commercial print providers in the United States in order to effectively warehouse and distribute merchandise from one or more of our warehouse facilities depending on our customer’s requirements. For over 25 years, we have developed these strategic relationships in order to offer our clients a powerful solution for their branded merchandise needs. Together, we have experience in developing custom marketing solutions for our clients and regularly kit together promotional printed items and branded product into a single package. Our expertise in product development and sourcing, technology development, and program management combined with our various collaborators’ superior warehousing, logistics, fulfillment, distribution and print services are a competitive advantage.

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a nearly ten-year relationship with industry leader Harte Hanks. We buy products and certain raw materials from a supplier network of factories, both domestic and international, as needed. We also outsource certain technology services such as web hosting and data backup. We do not believe that we are dependent on any supplier. Should any of these suppliers terminate their relationship with us or fail to provide the agreed-on services, we believe that there would be sufficient alternatives to continue to meet customer demand and comply with our contractual obligations without interruption.

Marketing

We have a direct sales team consisting of over 21 outside sales representatives and 22 in-house sales representatives. We incentivize our representatives with a commission structure.

We use social media, email marketing, and traditional networking at trade shows and events. We also rely on referrals to maintain and expand our customer base.

Customers and Markets

Stran’s customer base includes approximately 2,000 active customers and over 30 Fortune 500 companies, servicing a diverse customer base, encompassing pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established subcontractor. We have long-term contracts with many of our customers, though most do not have minimum guarantees. We have ongoing contracts with clientele in such industries as financial services, consumer packaged goods, retail clothing and accessories, pet food and medicine, fitness, child care, retail hardware, fast food franchises, health care, and environmental services. Contracts are often multi-year and auto-renewing. Our average contract lifespan is approximately 10 years. Alternatively, we do have inventory guarantees where the customer must purchase any inventory held by us that has been purchased on their behalf within the contractual time periods. Our active customers may be broken into two main categories, transactional clients and program clients.

We have also been retained for some very large promotional campaigns. For example, during 2019-2020, we were engaged by a Washington, D.C.-based advertising and marketing company leading a nationwide awareness-generating initiative for the 2020 U.S. Census. With our nationwide network of collaborator vendors and suppliers, we delivered a total array of approximately 16 million products printed with various logos in 15 different languages, in all 50 states and 5 U.S. territories, all aimed at increasing public participation in the U.S. Census. This campaign generated approximately $15 million in revenues over that time period, as well as an all-time high self-response rate for the U.S. Census. During 2020, this contract represented approximately 27.1% of our overall revenues. However, we treat these revenues as nonrecurring. The customer that engaged us in this regard will not renew their engagement with us due to the U.S. Census only occurring once every ten years. As a result, these nonrecurring revenue increases have not recurred, are not expected to recur, and do not represent our long-term growth expectations.

During 2020, sales to The TJX Companies, Inc. (NYSE: TJX), or TJX, were 10.1% of total revenue. All other customers generated less than 4% of sales, and the vast majority generated less than 1% of sales. During 2021, sales to TJX were 7.5% of total revenue. All other customers generated less than 5.5% of sales, and the vast majority generated less than 1% of sales.

While our customer contracts are typically auto-renewing and we have many long-term established customer relationships, most of our customer contracts do not have any minimum or exclusive purchase guarantees, other than as to inventory already ordered by them or their program participants. There is no assurance of recurring revenues. We are not dependent on any particular customer or group of customers, and our highest-grossing contracts may change from year to year due to client brand initiatives.

We do business principally with customers based in the United States, although we also provide e-store, logistical support and other promotional services for client programs in Canada and Europe.

Online Store

We have been a leader in the use of technology to offer our clients an online platform to more efficiently manage their promotional marketing programs and to give them the ability to sell branded merchandise directly to consumers. We launched our first online store for one of our clients in 1999. Today we offer a custom-built technology platform which offers a B2C (business-to-consumer) retail shopping experience combined with all of the back-end functionality required of a powerful B2B (business-to-business) marketing services platform. Our technology platform services over 280 online stores for our clients.

Our Online Store Account Managers are responsible for ensuring that our stores are up to date with all products, images, and descriptions. As new products are approved to be added to the online store, our account manager will work the appropriate resources to prep the images, write the descriptions and upload the images. Typically, this process will take 24-48 hours. For inventoried products, we typically do not make the products live on the website until they have been received into inventory and are ready to be fulfilled.

If there is an issue with an online store order regarding payment or checkout, the user can contact the appropriate client team who will help troubleshoot the issue or manually place the order. If there is a back-order situation where an order would not be able to ship complete or on time, our Client Services team will review the order and advise the customer on the best and timeliest options to fulfill the order.

Competition

Our major competitors for our promotional products business include larger companies such as 4Imprint Group plc, Brand Addition Limited (The Pebble Group plc), BAMKO LLC (Superior Group of Companies, Inc.), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc. (Zazzle Inc.) and HALO Branded Solutions, Inc. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Our Program Management

We are experienced and industry-leading program managers who integrate all aspects of a successful program. Our program team works hand in hand with our account teams to drive the processes and procedures that ensure we are effectively managing our programs. For Stran, program management is built upon six key building blocks:

●	Creative Products. We approach promotion marketing, branded merchandise, and loyalty and incentives with the structure and vision of an ad agency. We have built a robust creative and merchandising team that works collaboratively with our account teams to bring fresh ideas and identify future trends for each of our program clients. We proactively develop merchandising plans, source products, offer individual personalization, understand trends, and make continuous improvements to the product offering based on user demand and marketing goals. We also offer multiple procurement methods within the same platform. These include inventoried products, made-to-order products, and personalized products. Our approach is to utilize all three procurement methods within a single program to take advantage of the benefits each method offers. In addition to these three procurement models, Stran has developed strong factory direct relationships with factories around the globe. We utilize these relationships to help drive down costs for our clients. In order to ensure that we can bring products to market quickly and reduce the possibility of backorders, Stran uses a blended approach to sourcing. We work with our domestic supply base to bookend our overseas inventory purchases. Stran purchases and owns inventory for many clients. This benefits our customers by allowing for budget flexibility and a pay-as-you-go model, resulting in reduced upfront costs and streamlined accounting and reporting.

●	Robust Technology. We have developed our own custom technology platform based on Magento Open Source, an open-sourced software e-commerce platform. Using Magento we have been able to build a custom solution that meets the very distinctive needs of each of our clients. Stran is constantly making improvements and enhancements to our technology offerings. Client stores feature the ability to purchase a combination of inventoried products in addition to on-demand, and personalized products. The front-end responsive design ensures an impressive mobile experience. Our platform is user-friendly and easy to use while robust enough to offer many of the requirements needed in a traditional B2B solution. The requirements can include allocation to cost centers, departments, or general ledger codes; approval hierarchies; varied product selection or pricing by user group; and robust reporting. Our custom-built platform is also tied directly into our fulfilment center system for streamlined flow of data and we are capable to tying our platform into third party software such as Salesforce as well as accounting and procurement software.

●	Global Distribution. We offer a global solution for warehousing and fulfillment through a network of industry-leading fulfillment providers including a close working relationship with Harte Hanks, an industry leader in warehousing, fulfillment, print-on-demand, direct mail, and kitting. The relationship between Stran and Harte Hanks has been fine-tuned over a nearly ten-year period and allows Stran to do what we do best, which is the creativity, product procurement, technology and account management while allowing Harte Hanks to do what they do best, which is process-driven fulfillment. Through our longstanding relationship with Harte Hanks we have developed integrated account management teams which ensures that while the customer has a large and diverse account team to support all their program needs, they also have a single account director responsible for all aspects of their program.

Under our agreement with Harte Hanks, as amended and supplemented, we may subcontract to Harte Hanks one or multiple functions as appropriate, such as e-store website setup; ongoing website inventory management services; monthly account management services; and print-on-demand, warehousing, fulfillment, pick/pack/ship, and other inventory management services. Costs and fees depend on types of services provided and any special or custom work that we request on behalf of our customers.

●	Proactive Customer Services. Customer service is a key component of the overall success of an organization. Each account is assigned a single dedicated account director who is responsible for all aspects of the customer’s program. This account director is supported by an online store account manager, a special-order account manager, a fulfillment account manager, account coordinators, a merchandiser, art team support, operations team support, and accounting support. The customer’s account director works with program stakeholders on weekly status calls, quarterly business reviews and an annual review. We also use customer feedback surveys periodically to gain insight from the power users of the customer’ program and we have a formal corrective action process to address any issues that are not caught through our proactive efforts.

●	Compliance. We take issues of compliance very seriously. We recognize that we are an extension of the customer’s brand, and our systems are built to ensure full compliance around brand standards, quality and safety of products and the meeting of industry/firm rules. Stran has since begun a process to become rated and certified by EcoVadis (https://ecovadis.com/), which considers itself the world’s largest and most trusted provider of business sustainability ratings. We expect that the evaluation of our policies, processes, and procedures by EcoVadis to be completed in 2022.

We began the process of joining and submitting documentation to Ecovadis for review in early 2021 to replace our involvement with the Quality Certification Alliance (QCA) which folded its operations in August of 2020.  In 2017, Stran was one of only 13 distributors in the United States (out of over 30,000 according to PPAI) that was voted onto the Distributor Advisory Council (DAC) of the Quality Certification Alliance (QCA). QCA was a third-party, non-profit organization whose mission was focused solely on accrediting manufacturers’ processes in the areas of product safety and quality, social responsibility, supply chain security, and environmental impact.  Stran has developed a well-defined vendor management program which is taken from QCA’s protocols developed from dozens of years of best practices across the industry. Once a supplier has been approved by Stran, we require regular updates to site audits and require testing on products as they are manufactured.

●	Integration. Offering our clients an industry-leading technology platform that stands alone only adds so much value. We have worked to ensure that our platform can be easily integrated with as many other technology platforms used by our clients as possible. This helps our clients in many different ways depending on the specific integrations. We can integrate with various CRM or marketing automation platforms to help our clients track and measure who is using the marketing assets that we provide and how they are performing. We can also integrate with a number of different accounting and procurement systems. This helps our clients better control their spend as well as account for their spend. By forming a close working relationship with worldwide logistics leader Harte Hanks as our warehouse collaborator, we offer the most robust warehousing, fulfillment, kitting, and other logistics capabilities available domestically and internationally. In addition to their multiple U.S. locations for warehousing and fulfillment, Harte Hanks is a leader in print-on-demand and direct mail. Harte Hanks completes over 3 million on-time shipments of time-sensitive materials each year. Being able to integrate print, product, packaging, kitting, and direct mail, we help our client be more impactful and efficient with their promotional marketing efforts.

Intellectual Property

We conduct our business using the registered trademark “STRÄN” and the registered trade name “Stran Promotional Solutions”. We also use the unregistered logo “STRÄN promotional solutions”.

To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. Federal trademark law protects our registered trademark STRÄN and may protect our unregistered logo “STRÄN promotional solutions”. We also rely on the protection of laws regarding unregistered copyrights for certain content we create and trade secret laws to protect our proprietary technology including our e-commerce platform and new ERP system currently under development. To further protect our intellectual property, we enter into confidentiality agreements with our executive officers and directors.

Seasonality and Cyclicality

Our business is generally not subject to seasonal fluctuations. While certain customers have seasonal businesses, the promotional products industry overall is not. Our net sales and profits sometimes are impacted by the holiday selling season.

Portions of the promotional products industry are cyclical in nature. Generally, when economic conditions are favorable, the industry tends to perform well. When the economy is weak or if there are economic disturbances that create uncertainty with corporate profits, the promotional products industry tends to experience low or negative growth.

Security

We regularly receive and store information about our customers, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open-source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

Employees

As of December 31, 2021, we employed 66 employees and had one independent contractor executive officer, all of whom are full-time.

We do not believe any of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

Trade Regulations

As disclosed above, our suppliers generally source or manufacture finished goods in parts of the world that may be affected by the imposition of duties, tariffs or other import regulations by the United States. The Company believes that its redundant network of suppliers provide sufficient capacity to mitigate any dependency risks on a single supplier.

We buy promotional products from suppliers or factories both domestically and internationally as needed. We do not depend on any single supplier. However, if we are unable to continue to obtain our finished products from international locations or if our suppliers are unable to source raw materials, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in the United States and internationally, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and widespread health emergencies, which could have a material adverse effect on our business.

Laws and Regulations Relating to E-Commerce

Our business is subject to a variety of laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts.

The production, distribution and sale in the United States of many of our products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, competition laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws, various other federal, state and local statutes applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products, and rules and regulations adopted pursuant to these laws. Outside the United States, the distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.

A California law known as Proposition 65 requires a specific warning to appear on any product containing a component listed by the state as having been found to cause cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

●	below a “safe harbor” threshold that may be established;

●	naturally occurring;

●	the result of necessary cooking; or

●	subject to another applicable exemption.

In January 2019, New York State’s governor announced the “Consumer Right to Know Act,” a proposed law that would impose similar and potentially more stringent labeling requirements than California Proposition 65. The law has not yet been adopted, and to our knowledge California Proposition 65 remains the most onerous state-level chemical exposure labeling statutory scheme. However, due in part to the large size of California’s market, promotional products sold or distributed anywhere in the United States may be subject to California Proposition 65.

We are unable to predict whether a component found in a product that we assisted a client in producing might be added to the California list in the future. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology may become applicable under this law and related regulations as they currently exist, or as they may be amended.

We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the Consumer Product Safety Improvement Act, or the “CPSIA.” The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.

Legal requirements apply in various jurisdictions in the United States and overseas requiring deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

Laws and Regulations Relating to Data Privacy

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, particularly the California Consumer Privacy Act, as amended (“CCPA”), among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Moreover, on January 28, 2022, the California Attorney General announced that certain consumer loyalty programs are subject to the CCPA, which may affect some of our customers who use our loyalty program services if they are found not to comply with the CCPA’s requirements. The Virginia Consumer Data Protection Act (“CDPA”) also establishes rights for Virginia consumers to control how companies use individuals’ personal data. The CDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The CDPA will go into effect on January 1, 2023. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Environmental Regulations

We use certain plastic, glass, fabric, metal and other products in our business which may be harmful if released into the environment. In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Tax Laws and Regulations

Changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the tax laws are interpreted, could further impact our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

We are also subject to tax audits in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

Other Regulations

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the Foreign Corrupt Practices Act of 1977 (FCPA), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Securities Act of 1933, as amended, or the Securities Act, and the Nasdaq Stock Market LLC Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Corporate Structure and History

Our company was incorporated in the State of Massachusetts on November 17, 1995 under the name “Strän & Company, Inc.” We also use the registered trade name “Stran Promotional Solutions”.

On September 26, 2020, we acquired certain assets including the customer account managers and customer base of the Wildman Imprints promotional products business division of Wildman Business Group, LLC, or WBG.

On May 24, 2021, we changed our state of incorporation to the State of Nevada by merging into Stran & Company, Inc., a Nevada corporation, and changed the spelling of our name to “Stran & Company, Inc.” On the same date, our authorized capital stock changed from 200,000 shares of common stock, $0.01 par value, to 350,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. At the same time, we also completed a 100,000-for-1 forward stock split of our outstanding common stock through the merger by issuing 100,000 shares of our common stock for each previously outstanding share of common stock of our predecessor Massachusetts company. As a result of this stock split, our issued and outstanding common stock increased from 100 shares to 10,000,000 shares, all of which were then held by our Executive Chairman, Andrew Stranberg.

Following our reincorporation in Nevada, on May 24, 2021, Mr. Stranberg was our sole stockholder then holding a total of 10,000,000 shares of our common stock.  On the date of the reincorporation transaction, Mr. Stranberg transferred 3,400,000 shares of common stock to Andrew Shape, our Chief Executive Officer and President and one of our directors, and 800,000 shares of common stock to Randolph Birney, our Executive Vice President. The shares were transferred to each of Mr. Shape and Mr. Birney pursuant to stock purchase agreements. The transfers to Mr. Shape and Mr. Birney were agreed to be paid at a price per share that is equal to $0.1985 per share, being the price of our shares as of December 31, 2020 determined through an independent valuation of the Company dated April 27, 2021, in accordance with Section 409A of the Internal Revenue Code of 1986, as amended. Each of Messrs. Shape and Birney paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a promissory note. Each of the promissory notes provides for 2% simple annual interest, and principal and accrued interest must be repaid by the note’s third anniversary. Each note grants a security interest to Mr. Stranberg in the transferred stock as to the repayment obligations under the note.

The stock purchase agreements between Mr. Stranberg and Messrs. Shape and Birney provide that the stock is also subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period.

Following the reincorporation in Nevada, on May 24, 2021, Mr. Stranberg also transferred 700,000 shares of common stock to Theseus Capital Ltd. (“Theseus”), pursuant to a stock purchase agreement. Pursuant to a different arrangement with Mr. Stranberg from Mr. Shape and Mr. Birney’s, Theseus paid Mr. Stranberg a nominal cash purchase price of $100 for its stock. Theseus does not have any relationship with the Company other than as a shareholder after the transfer by Mr. Stranberg, and its payment for Mr. Stranberg’s stock was made to Mr. Stranberg and not to the Company. Theseus executed an irrevocable proxy providing that Mr. Stranberg may vote and exercise all voting and related rights with respect to the shares. The irrevocable proxy will automatically terminate with respect to any shares that Theseus sells in a transaction or series of transactions on any national securities exchange or other trading market on which the shares then trade. Theseus Capital Ltd. subsequently transferred 200,000 shares to another investor with the consent of the Company, the representative and Mr. Stranberg. The shares held by each of Messrs. Shape and Birney and Theseus are subject to certain lockup conditions.

On November 12, 2021, we closed our initial public offering of 4,987,951 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at the initial public offering price of $4.15 per unit. Each whole share exercisable pursuant to the warrants has an initial exercise price per share at $5.1875, equal to 125% of the initial public offering price. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined, after attributing a warrant value of $0.125, the exercise price per share of the initial public offering warrants was reduced to $4.81375 as of December 10, 2021. The warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The units were not certificated. The shares of common stock and related warrants were immediately separable and were issued separately, though they were issued and purchased together as a unit in the offering. On November 12, 2021, we also issued warrants to purchase 149,639 shares of common stock to the designees of the representative of the underwriters in the offering. The representative’s warrants are exercisable at an initial per share exercise price of $5.1875. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing six months after their issuance.

On December 10, 2021, we completed a private placement with several investors, wherein a total of 4,371,926 shares of common stock were issued at a purchase price of $4.97 per share, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, or a total of 5,464,903 shares, at an exercise price of $4.97 per share, for a total purchase price of approximately $21.7 million. The warrants are immediately exercisable on the date of issuance, expire five years from the date of issuance and have certain downward-pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants will be subject to a floor price of $4.80 per share before shareholder approval is obtained, and after shareholder approval is obtained, such floor price will be reduced to $1.00 per share, as set forth in the warrants. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of our outstanding voting stock on December 10, 2021 approved the Company’s entry into the private placement. We filed preliminary and definitive information statements on Schedule 14C with the SEC on December 29, 2021 and January 11, 2022, and delivered copies of the definitive information statement to shareholders January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the private placement warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable. We engaged the representative as our placement agent for the private placement pursuant to a Placement Agency Agreement, or the PAA, dated as of December 8, 2021. Pursuant to the PAA, we agreed, among other things, to issue the representative’s designees warrants to purchase an aggregate of 131,158 shares of common stock, which is equal to 3.0% of the total number of shares issued in the private placement, at an exercise price of $4.97 per share.

On January 31, 2022, we acquired the branding, marketing and promotional products and services business assets of G.A.P. Promotions, LLC, or G.A.P. Promotions.

As of the date of this report, we have no subsidiaries.

Our principal executive offices are located at 2 Heritage Drive, Suite 600, Quincy, MA 02171 and our telephone number is 800-833-3309. We maintain a website at https://www.stran.com/. Information available on our website is not incorporated by reference in and is not deemed a part of this report. Our fiscal year ends December 31.  Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Our business has been materially adversely impacted by the COVID-19 pandemic and could be materially adversely impacted by future COVID-19 pandemic surges, new COVID-19 variants, or other pandemics.

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March of 2020. We believe that the global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. We believe the extent to which the COVID-19 pandemic, including new surges or COVID-19 variants, or any other pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including, without limitation: The duration and scope of the pandemic; the success in delivering and efficacy of vaccines; governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services within certain industries such as the restaurant, transportation, hospitality and entertainment industries; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery when the COVID-19 or other pandemic subsides.

The spreading of COVID-19 that we believe is impacting global economic activity and market conditions could lead to changes in customer purchasing patterns. We believe we have seen disruptions in our customers’ businesses, including, but not limited to, our customers’ willingness and ability to spend, layoffs and furloughs of our customers’ employees, and temporary or permanent closures of businesses that consume our products and services. Prolonged periods of difficult conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

We believe that U.S. promotional products spending has already been severely impacted by the COVID-19 pandemic. According to ASI, promotional product distributor sales decreased nearly 20% from $25.8 billion in the last full pre-pandemic year of 2019 to $20.7 billion in 2020. Although promotional product distributor sales increased approximately 12% from $20.7 billion in 2020 to $23.2 billion in 2021, they were still below the $25.8 billion industry record set in 2019.

Print+Promo Marketing’s 2021 Top Distributors report, which ranked the top 75 distributors based on 2020 sales, found that 42 (56%) experienced sales decreases in 2020 compared to the prior year. Lingering supply chain issues and fewer in-person tradeshows and events contributed to lower total revenues for the industry in 2021 compared to 2019, according to information reported by ASI. Likewise, according to information reported by Print+Promo Marketing, production issues, shipping delays, pricing increases and staffing shortages continued to reduce the promotional products industry’s total 2021 revenues compared to pre-pandemic levels.

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance. Although we were able to capitalize on the demand for personal protective equipment in 2020 such as masks, hand sanitizer, and gowns, these sales did not significantly offset the overall decreased demand for promotional products in 2021 and are not expected to do so in the foreseeable future. Additionally, as was typical for other firms in the promotional products industry, from March 2020 through the end of 2021, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. Likewise, we believe the pandemic’s effects on the economy caused us to experience higher costs of supplies of product materials due to continued pandemic on expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as port congestion. We expect these effects to continue in 2022.

We believe the potential effects of COVID-19 also could continue to impact us in a number of other ways, including, but not limited to, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in the price of our securities, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Any of these events could materially adversely affect our business, financial condition, results of operations and cash flows.

Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

Sales to many of our customers are on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experience a significant downturn in their business, or fail to remain committed to our programs or brands, the customer may reduce or discontinue purchases from us. The reduction in the amount of our products purchased by customers could have a material adverse effect on our business, results of operations or financial condition.

In addition, some of our customers have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, buyer turnover, restructurings, bankruptcies and liquidations. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

We have evaluated, and may continue to evaluate, potential acquisition transactions. We attempt to address the potential risks inherent in assessing the attractiveness of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations involves significant risks and uncertainties, including maintenance of uniform standards, controls, policies and procedures; diversion of management’s attention from normal business operations during the integration process; unplanned expenses associated with integration efforts; and unidentified issues not discovered in due diligence, including legal contingencies. Acquisition valuations require us to make certain estimates and assumptions to determine the fair value of the acquired entities (including the underlying assets and liabilities). If our estimates or assumptions to value the acquired assets and liabilities are not accurate, we may be exposed to losses, and/or unexpected usage of cash flow to fund the operations of the acquired operations that may be material.

Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining facility and operating procedures, and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense and disruption to our operations, and may require a disproportionate amount of our management’s attention, any of which could negatively impact our ability to achieve anticipated benefits, such as revenue and cost synergies. Growth of our business through acquisition generally increases our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. We may be required to invest in additional support personnel, facilities and systems to address the increased complexities associated with business or segment expansion. These investments could result in higher overall operating costs and lower operating profits for the business as a whole. There can be no assurance that we will be successful in integrating acquired businesses or managing our expanding operations.

In addition, although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to identify suitable acquisitions, successfully integrate these acquired businesses, successfully manage our expanding operations, or to discover liabilities associated with such businesses in the diligence process, could adversely affect our business, results of operations or financial condition.

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and/or the issuance of equity or debt securities. There can be no assurance that such financings would be available to us on reasonable terms. Any future issuances of equity securities or debt securities with equity features may be dilutive to our shareholders.

If our information technology systems suffer interruptions or failures, including as a result of cyberattacks, our business operations could be disrupted and our reputation could suffer.

We rely on information technology systems to process transactions, communicate with customers, manage our business and process and maintain information. The measures we have in place to monitor and protect our information technology systems might not provide sufficient protection from catastrophic events, power surges, viruses, malicious software (including ransomware), attempts to gain unauthorized access to data or other types of cyber-based attacks. As cyber-attacks become more frequent, sophisticated, damaging and difficult to predict, any such event could negatively impact our business operations, such as by product disruptions that result in an unexpected delay in operations, interruptions in our ability to deliver products and services to our customers, loss of confidential or otherwise protected information, corruption of data and expenses related to the repair or replacement of our information technology systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.

We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services, payment processing services, certain aspects of distribution center automation and customer relationship management services. Our business would be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses to software or services from other parties and redesign our business and marketplace to function with such software or services or develop these components ourselves, which would result in increased costs and could result in delays in the launch of new offerings on our marketplace until equivalent technology can be identified, licensed or developed, and integrated into our business and marketplace. Furthermore, we might be forced to limit the features available in our current or future products. These delays and feature limitations, if they occur, could harm our business, results of operations and financial condition.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, such as the California Consumer Privacy Act, as amended (“CCPA”), among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Moreover, on January 28, 2022, the California Attorney General announced that certain consumer loyalty programs are subject to the CCPA, which may affect some of our customers who use our loyalty program services if they are found not to comply with the CCPA’s requirements. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.

We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the Consumer Product Safety Improvement Act, or the “CPSIA.” The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.

We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the rules and regulations of the Food and Drug Administration (FDA), the Foreign Corrupt Practices Act of 1977 (FCPA), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, the Securities Exchange Act of 1933, and the Nasdaq Stock Market LLC Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Shortages of supply of merchandise from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

As a distributor, we buy merchandise both from multiple supply sources and from a network of factories in which we have developed direct relationships around the globe over the past 25 years. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. We rely on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal for our promotional products. Further, our suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States.

Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

As our business grows, we continue to make significant investments in our technology, including in the areas of warehouse management, enterprise risk management and product design. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits, might take longer than expected to realize the anticipated benefits, might fail or might cost more than anticipated.

Failure to preserve positive labor relationships with our employees could adversely affect our results of operations.

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could reduce our operating margins and income. While we believe that our employee relations are good, have no knowledge of any employees as subject to collective bargaining agreements, and unions have not traditionally been active in the U.S. marketing industry, unionization of our workforce could increase our operating costs or constrain our operating flexibility.

We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

We allow many of our customers to pay us within 30 days of service, also known as net 30 credit terms. Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. We generally see a heightened amount of bankruptcies by our customers during economic downturns. In particular, we believe that the COVID-19 pandemic, and its impact on our customers, could have a negative impact on our collection efforts. While we maintain an allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information, in times of economic turmoil, there is heightened risk that our historical indicators may prove to be inaccurate. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

There is a risk of dependence on one or a group of customers or market expectations of unsustainable growth.

During 2020, we were engaged by a Washington, D.C.-based advertising and marketing contractor as subcontractor on a nationwide awareness-generating initiative for the 2020 U.S. Census. During this period, this contract represented approximately 27.1% of our overall revenues for 2020. This customer is not expected to renew its engagement with us due to the U.S. Census only occurring once every ten years. As a result, these nonrecurring revenue increases have not recurred, are not expected to recur, and do not represent our long-term growth expectations. Although we do not have a concentration of business in any particular customer or group of customers and do not view the revenues from these contracts to characterize our long-term steady growth expectations, the additional revenues cannot be excluded from our revenues under United States Generally Accepted Accounting Principles, and investors that are unsophisticated or otherwise unaware of the likely moderating effect on our future income, may have an expectation of much faster revenue growth. If we are unable to meet these expectations by finding new major customers or gain major new engagements from existing customers to replace these nonrecurring contracts, there may be material adverse effects on the price of our securities due to the reactions of disillusioned investors, negative media coverage, damage to our reputation, and other effects that may have a material adverse effect on our financial condition or results of operations. If on the other hand we successfully source major new contracts, the risk that we may become dependent on one or a few customers may increase. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

Our business incurs significant freight and transportation costs. Any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.

We incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers. Government regulations can and have impacted the availability of drivers, which will be a significant challenge to the industry. Costs to employ drivers have increased and transportation shortages have become more prevalent.

If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, such as the increased volume of deliveries due to shelter-in-place orders associated with the COVID-19 pandemic, it could negatively impact our business and results of operations and negatively affect the experiences of our customers, which could affect the degree to which they continue to do business with us. Disruption to delivery services due to inclement weather could result in delays that could adversely affect our reputation, business and results of operations. If our products are not delivered in a timely fashion or are damaged or lost during the supply or the delivery process, our customers could become dissatisfied and cease doing business with us, which could adversely affect our business and results of operations.

Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, terrorist attacks, extreme weather events or other natural disasters and other unpredicted events.

The occurrence of unforeseen or catastrophic events, such as the emergence of pandemics or other widespread health emergencies (or concerns over the possibility of such pandemics or emergencies), terrorist attacks, extreme weather events or other natural disasters or other unpredicted events, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to source and supply products and services and manage our businesses, and could negatively impact our customers’ ability or willingness to purchase our products and services.

For example, our corporate headquarters is located in Massachusetts, which does have earthquakes and experiences other less frequent natural hazards such as flooding, coastal erosion and an occasional nuisance landslide; should any of these unforeseen or catastrophic events occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect our company, such as by damage to or total destruction of our headquarters, surrounding transportation infrastructure, network communications and other forms of communication. Some of our other locations and those of our suppliers, such as those located in the U.S. and Central America, also are exposed to hurricanes, earthquakes, floods and other extreme weather events; the damage that such events could produce could affect the supply of our products and services.

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we believe we have been negatively affected by actions taken to address and limit the spread of COVID-19, such as travel restrictions and limitations affecting the supply of labor and the movement of raw materials and finished products. Although we have not experienced any significant shortage or delay in obtaining raw materials or finished product, our shipping costs for importing raw materials from overseas have increased significantly since the emergence of COVID-19. We believe further reduced manufacturing capacity or increased freight costs as a result of COVID-19 could have an increased negative affect on the timely supply and pricing of finished products and have a material adverse effect on our results of operations.

We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the promotional products, uniforms, tradeshow and event marketplace, loyalty and program management business process outsourcing industries choose distributors primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. The majority of our revenue is derived from the sale of promotional products. Our major competitors for our promotional products business include companies such as 4Imprint Group plc, Brand Addition Limited (The Pebble Group plc), BAMKO LLC (Superior Group of Companies, Inc.), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc. (Zazzle Inc.) and HALO Branded Solutions, Inc. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

Our marketing strategy is to differentiate ourselves by providing quality service and quality products to our customers. Even if this strategy is successful, the results may be offset by reductions in demand or price declines due to competitors’ pricing strategies or other micro or macro-economic factors. We face the risk of our competition following a strategy of selling its products at or below cost in order to cover some amount of fixed costs, especially in stressed economic times.

Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

Our primary products within our promotional products are used by workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions on a global, national and regional level, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover and increased automation, which affect the quantity of uniform orders on a per-employee basis. If we are unable to offset these effects, such as through the addition of new customers, the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs that can be passed on in the form of lower prices, our revenue growth rates will be negatively impacted. Likewise, increases in tax rates or other changes in tax laws or other regulations can negatively affect our profitability.

While we do not believe that our exposure is greater than that of our competitors, we could be adversely affected by increases in the prices of fabric, natural gas, gasoline, wages, employee benefits, insurance costs and other components of product cost unless we can recover such increases through proportional increases in the prices for our products and services. Competitive and general economic conditions might limit our ability and that of our competitors to increase prices to cover any increases in our product cost.

The promotional products, uniforms, trade show and events marketplace, loyalty and program management business industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and services that adversely affect our financial performance.

Many of our competitors also source their product requirements from developing countries to achieve a lower cost operating environment, possibly with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. Some of our competitors have more purchasing power than we do, which may enable them to obtain products at lower costs. To remain competitive, we may adjust our product and service prices and margins from time-to-time in response to these industry-wide pricing pressures. Additionally, increased customer demands for allowances, incentives and other forms of economic support could reduce our margins and affect our profitability. Our financial performance will be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs proportionally or if our product costs increase and we cannot increase our prices proportionally.

Increases in the price of merchandise and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal components in our promotional products are plastic, glass, fabric and metal. The prices we pay for these fabrics and components and our merchandise are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic and political climate, currency exchange rates, labor costs, and other unpredictable factors. Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

Although we have not experienced any significant shortage or delay in obtaining raw materials or finished product, our shipping costs for importing raw materials from overseas have increased significantly since the emergence of COVID-19. Any increase in raw material prices or shipping costs increases our cost of sales and can decrease our profitability unless we are able to pass the costs on to our customers in the form of higher prices. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in revenues, either of which could have a material adverse effect on our business, results of operations and financial condition.

Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

Our operations are subject to various international trade agreements and regulations, such as the Dominican Republic–Central America Free Trade Agreement (CAFTA-DR), Caribbean Basin Trade Partnership Act (CBTPA), Haitian Hemispheric Opportunity through Partnership Encouragement Act, as amended (HOPE), the Food Conservation and Energy Act of 2008 (HOPE II), the Haiti Economic Lift Program of 2010 (HELP), the African Growth and Opportunity Act (AGOA), the Middle East Free Trade Area Initiative (MEFTA) and the activities and regulations of the World Trade Organization (WTO). Generally, these trade agreements and regulations benefit our business by reducing or eliminating the quotas, duties and/or tariffs assessed on products manufactured in a particular country. However, trade agreements and regulations can also impose requirements that have a material adverse effect on our business, revenue and results of operations, such as limiting the countries from which we can purchase raw materials, limiting the products that qualify as duty free, and setting quotas, duties and/or tariffs on products that may be imported into the United States from a particular country. Certain inbound products to the United States are subject to tariffs assessed on the manufactured cost of goods at the time of import. As a result, we have had to increase prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance. In response, in part, to tariffs levied on products imported from China we have shifted some production out of China and may seek to shift additional production out of China, which may result in additional costs and disruption to our operations.

The countries in which our products are manufactured or into which they are imported may from time-to-time impose new quotas, duties, tariffs and requirements as to where raw materials must be purchased to qualify for free or reduced duty. These countries also may create additional workplace regulations or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure that future trade agreements or regulations will not provide our competitors an advantage over us or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition. Nor can we assure that the changing geopolitical and U.S. political environments will not result in a trade agreement or regulation being altered which adversely affects our company. The U.S. government may decide to impose or alter existing import quotas, duties, tariffs or other restrictions on products or raw materials sourced from those countries, which include countries from which we import raw materials or in which we manufacture our products. Any such quotas, duties, tariffs or restrictions could have a material adverse effect on our business, results of operations or financial condition.

The apparel industry, including uniforms and corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel industry, including uniforms and corporate identity apparel for promotional products, is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired. We believe our products are, in general, less subject to fashion trends compared to many other apparel manufacturers because the majority of what we manufacture and sell are uniforms, scrubs, corporate identity apparel and other accessories.

Our success depends upon the continued protection of our intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. We cannot assure that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims. In addition, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

General Risk Factors

Some of the products that we design or otherwise assist customers with producing create exposure to potential product liability, warranty liability or personal injury claims and litigation.

Some of the products that we design or otherwise assist customers with producing are used in applications and situations that involve risk of personal injury and death. Our services expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, such claims could have a material adverse effect on our business.

Defects in the products that we design or otherwise assist customers with producing could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

Although we carry certain standard commercial insurance, including products-completed operations coverage, we do not currently maintain separate product liability insurance, and we may not be able to obtain and maintain such insurance on acceptable terms, if at all, in the future. Even if we have purchased product liability insurance in the future, product liability claims may exceed the amount of our insurance coverage. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

From time to time we may be involved in legal or regulatory actions regarding product liability, employment practices, intellectual property infringement, bankruptcies and other litigation or enforcement matters. These proceedings may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. These proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss or other remedies, such as product recalls, which could adversely affect our financial position and results of operations.

Volatility in the global financial markets could adversely affect results.

In the past, global financial markets have experienced extreme disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further change or volatility, which could lead to challenges in our business and negatively impact our financial results. Any future tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

Inability to attract and retain key management or other personnel could adversely impact our business.

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel, such as our Chief Executive Officer and President, Andrew Shape, our Executive Chairman, Andrew Stranberg, our Executive Vice President, Randolph Birney, our Chief Financial Officer, Christopher Rollins, our Chief of Staff, Stephen Paradiso, our Chief Technology Officer, Jason Nolley, our Chief Operating Officer, Sheila Johnshoy, and our Vice President of Growth and Strategic Initiatives, John Audibert. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

Failure to achieve and maintain effective internal controls could adversely affect our business and price of our securities.

Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate internal control over financial reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our securities.

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Additionally, we believe the ongoing COVID-19 pandemic may result in temporary or permanent healthcare reform measures, would result in significant cost increases and other negative impacts to our business. While the Company has various cost control measures in place and employs an outside consultant to review on larger claims, employee health benefits have been and are expected to continue to be a significant cost to the Company. Medical costs will continue to be a significant expense to the Company and may increase due to factors outside the Company’s control.

We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

We assess our goodwill, intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States (GAAP). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our financial condition and results of operations.

Environmental regulations may impact our future operating results.

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, concerning, among other things, wastewater discharges, air emissions and solid waste disposal, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

Changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the tax laws are interpreted, could further impact our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

We are also subject to tax audits in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

Early termination of or failure to renew our secured line of credit could strain our ability to pay other obligations.

We have a secured line of credit for borrowings of up to $7 million with Salem Five Cents Savings Bank, or the Lender. The line bears interest at the prime rate plus 0.5% per annum. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company. The Lender may demand immediate repayment of the full balance of this facility at any time, whether or not we are in default, and may refuse to extend it beyond the initial expected one-year term. If we are unable to negotiate, extend or refinance this line of credit with an equivalent line of credit or other financing from another bank, then we may default on the line of credit as well as our other obligations. In that event, the Lender could enforce its security interest in all of our assets, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

Risks Related to Ownership of Our Securities

An active market in which investors can resell their shares of our common stock and warrants may not develop.

Our common stock and warrants were listed and began trading on the Nasdaq Capital Market on November 9, 2021, under the symbols “STRN” and “STRNW,” respectively. Prior to the listing, there was no public market for our common stock and warrants. A liquid public market for our common stock and warrants may not develop notwithstanding the recent listing of our common stock and warrants on the Nasdaq Capital Market. The prices at which our securities are traded may decline, meaning that you may experience a decrease in the value of your common stock and warrants regardless of our operating performance or prospects.

The market prices of our securities may fluctuate, and you could lose all or part of your investment.

The market prices for our securities are likely to be volatile, in part because our shares and warrants have only been traded publicly since November 9, 2021. In addition, the market prices of our securities may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock and warrants to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by shareholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to maintain the listing of our common stock and warrants on Nasdaq.

Volatility in the market prices of our securities may prevent investors from being able to sell their securities at or above their purchase price. As a result, you may suffer a loss on your investment.

We may not be able to maintain a listing of our common stock and warrants on Nasdaq.

Although our common stock and warrants are listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock and warrants may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock and warrants from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and warrants and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock and warrants. The delisting of our common stock and warrants could significantly impair our ability to raise capital and the value of your investment.

Our warrants may not have any value.

Our warrants are exercisable for five years from the date of initial issuance and currently have an exercise price of $4.81375 per share. There can be no assurance that the market price of our shares of common stock will equal or exceed the exercise price of the warrants. In the event that the stock price of our shares of common stock does not exceed the exercise price of the warrants during the period when the warrants are held and exercisable, the warrants may not have any value to their holders.

Holders of warrants have no rights as shareholders until such holders exercise their warrants and acquire our shares of common stock.

Until holders of our warrants acquire shares of common stock upon exercise thereof, such holders will have no rights with respect to the shares of common stock underlying the warrants. Upon exercise of the warrants, the holders will be entitled to exercise the rights of a shareholder only as to matters for which the record date occurs after the date they were entered in the register of members of the Company as a shareholder.

The warrant certificate governing our warrants designates the state and federal courts of the State of New York sitting in the City of New York, Borough of Manhattan, as the exclusive forum for actions and proceedings with respect to all matters arising out of the warrants, which could limit a warrantholder’s ability to choose the judicial forum for disputes arising out of the warrants.

The warrant certificate governing our warrants provides that all legal proceedings concerning the interpretations, enforcement and defense of the transactions contemplated by the warrant certificate (whether brought against a party to the warrant certificate or their respective affiliates, directors, officers, shareholders, partners, members, employees or agents) shall be commenced exclusively in the state and federal courts sitting in the City of New York. The warrant certificate further provides that we and the warrantholders irrevocably submit to the exclusive jurisdiction of the state and federal courts sitting in the City of New York, Borough of Manhattan for the adjudication of any dispute under the warrant certificate or in connection with it or with any transaction contemplated by it or discussed in it, including under the Securities Act. Furthermore, we and the warrantholders irrevocably waive, and agree not to assert in any suit, action or proceeding, any claim that we or they are not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is improper or is an inconvenient venue for such proceeding. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant certificate will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our warrants shall be deemed to have notice of and consented to the foregoing provisions. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of the governing law in the types of lawsuits to which it applies, the exclusive forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees, stockholders, or others which may discourage lawsuits with respect to such claims. Our warrantholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of this exclusive forum provision. Further, in the event a court finds the exclusive forum provision contained in our warrant certificates to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Risks Related to our Common Stock and Warrants

Although we expect to adopt a share repurchase program in the future, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

On February 23, 2022, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $10 million of our outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management.

Although we expect to adopt the announced share repurchase program in the future, we may determine not to conduct one, and even if we do commence such a program, we may suspend or terminate it at any time. Additionally, even if we were to proceed with a share repurchase program, a share repurchase program has many limitations and will be subject to compliance with applicable contractual and regulatory restrictions, and should not be relied upon as a method to sell shares promptly, at a desired price, or at a time that would be advantageous to stockholders.

The reduction of total outstanding shares through the execution of a share repurchase program of common stock may increase the risk that a shareholder or group of shareholders could control us.

A share repurchase program may be conducted from time to time under authorization made by our board of directors. Although no single shareholder or group of shareholders currently owns a majority of our shares, as of March 24, 2022, our Chairman, Andrew Stranberg, held approximately 27.7% shares of our common stock, our President and Chief Executive Officer, Andrew Shape, held approximately 16.8% shares of our common stock, and our Executive Vice President, Randolph Birney, held approximately 4.0% shares of our common stock. As such, our officers and directors together hold almost a majority of our outstanding shares of common stock and therefore may effectively control our operations. The reduction of total outstanding shares through the execution of a share repurchase program of common stock may increase the risk that Mr. Stranberg alone or that our officers and directors together will hold a majority of our shares of common stock and be controlling shareholders.

A controlling shareholder or group of shareholders has significant influence over, and may have the ability to control, matters requiring approval by our shareholders, including the election of directors and approval of mergers, consolidations, sales of assets, recapitalizations and amendments to our articles of incorporation. Furthermore, a controlling shareholder or group of shareholders may take actions with which other shareholders do not agree, including actions that delay, defer or prevent a change of control of the Company and that could cause the price that investors are willing to pay for the Company’s stock to decline.

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our securities could be negatively affected.

Any trading market for our common stock and warrants may be influenced in part by any research reports that securities industry analysts publish about us. We currently only have research coverage by EF Hutton, the underwriter for our initial public offering. We may never obtain additional research coverage by securities industry analysts. If no additional securities industry analysts commence coverage of us or if we lose coverage from EF Hutton, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by additional analysts, and one or more analyst downgrades our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our securities could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our securities. In all events, future issuances of our securities would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our securities. In connection with our initial public offering, on November 8, 2021, we and our officers, directors and shareholders before the offering entered into lock-up agreements that prevent, subject to certain exceptions, selling or transferring any of our shares of capital stock for up to six months. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. On or around November 16, 2021, an order to transfer 200,000 of the shares by a shareholder who is subject to these and other lock-up provisions to another holder was approved by our Executive Chairman Mr. Stranberg, the representative of the underwriters of our initial public offering, or the representative, and the Company, and processed by its transfer agent. In addition, on December 8, 2021, notwithstanding our lockup agreement, we were permitted by the representative to sell 4,371,926 shares of common stock, warrants to purchase 5,464,903 shares of common stock and placement agent’s warrants to purchase 131,158 shares of common stock. If the restrictions under the lock-up agreements are waived again in the future, and in any event when the lock-up agreements expire on May 8, 2022, more of our securities will become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our securities.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our securities must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our securities.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 50,000,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our securities in terms of dividend priority or liquidation premiums and may have greater voting rights than our securities. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our securities to current stockholders and could adversely affect the market price, if any, of our securities. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore shareholders may have difficulty selling their securities.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our shareholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our securities that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our shareholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our securities less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We are headquartered in Quincy, Massachusetts, where we occupy approximately 10,000 square feet of office space pursuant to a lease that is expected to expire in May 2025. Our management team, client service team, marketing, operations, and sales team are all primarily based in this office.

We lease satellite office space in Gloucester, Massachusetts; Warsaw, Indiana; Fairfield, Connecticut; and Mt. Pleasant, South Carolina. Our employees also work remotely from twelve additional locations around the United States using other facilities.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants were listed and began trading on the Nasdaq Capital Market on November 9, 2021, under the symbols “STRN” and “STRNW,” respectively. Prior to the listing, there was no public market for our common stock and warrants.

Number of Holders of Our Common Stock

As of March 24, 2022, there were approximately six holders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single holder.

Use of Proceeds from Registered Securities

On November 12, 2021, we completed our initial public offering (the “IPO”) of 4,337,349 units, at a price to the public of $4.15 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, before underwriting discounts and commissions. Each whole share of common stock exercisable pursuant to the warrants initially had an exercise price per share of $5.1875, equal to 125% of the initial public offering price per unit in the IPO. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined, after attributing a warrant value of $0.125, the exercise price per share of the IPO warrants was reduced to $4.81375 as of December 10, 2021. The warrants are immediately exercisable and expire on the fifth anniversary of the original issuance date. We also granted the underwriters a 45-day option to purchase up to an additional 650,602 shares of common stock and/or warrants to purchase up to 650,602 shares of common stock at the IPO price less the underwriting discounts, representing fifteen percent (15%) of the units sold in the IPO.

At the closing of the IPO, the representative of the underwriters fully exercised its option to purchase an additional 650,602 shares of common stock and 650,602 warrants. Therefore, we sold 4,987,951 shares of common stock and 4,987,951 warrants for total gross proceeds of $20,699,996.65. After deducting underwriter commissions, discounts and non-accountable expenses of $1,759,500 and other offering expenses of approximately $995,845, we received net proceeds of approximately $17,944,652.

The IPO was made pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was filed with the SEC, and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing on November 8, 2021. EF Hutton, division of Benchmark Investments, LLC, acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

From November 8, 2021 to December 31, 2021, the following is our reasonable estimate of the uses of the proceeds from the IPO:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	Approximately $3.5 million was used for the repayment of indebtedness;

●	Approximately $4.9 million was used for working capital; and

●	None was used for temporary investments.

As of December 31, 2021, we had not yet used approximately $9.5 million of the proceeds of the IPO.

None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning ten percent or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 10, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A. “Risk Factors—Risks Related to Our Common Stock and Warrants—We do not expect to declare or pay dividends in the foreseeable future.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2020 and 2021, program clients accounted for 77.6% and 75.7% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 5.2% year-over-year in 2021 compared to 2020 due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the Wildman Imprints assets in September 2020. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus, the return of many significant in-person tradeshows and other industry-related opportunities, and societal reopening in general will help compensate for lower sales in prior periods. However, these trends will be partially offset by continued increases in expenses, especially higher freight charges, raw material costs and a more challenging supply chain such as port congestion. According to a global pricing index published by London-based Drewry Shipping Consultants Ltd, the average price worldwide to ship a 40-foot shipping container reached $9,180 for the week ended March 10, 2022, which is 83% higher than the same week in 2021. According to the U.S. Bureau of Labor Statistics, the Producer Price Index for final demand moved up 9.7 percent for the 12 months ended in January 2022. For the 12 months ended in January 2022, producer prices for final demand goods increased 13.1 percent while prices for final demand services increased 7.7 percent.

We have also noted that some of our customers have indicated that a greater number of their employees work from home than in past periods. We believe this increase may be partially a result of the relatively new risk to office work from the COVID-19 pandemic, and that this trend may continue due to the more contagious Omicron variant of the COVID-19 virus. As a result, we have been, and expect to continue to, drop-ship more materials directly to people at their homes than in periods before the advent of the COVID-19 pandemic. We expect that this trend will continue to yield increased freight service fees and fulfillment revenue as well as associated costs.

For additional discussion, see “Impact of COVID-19 Pandemic” below.

As of December 31, 2021, we had $51.2 million of total assets with $41.6 million of total shareholder equity.

Recent Developments

G.A.P. Promotions Acquisition

On January 21, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with G.A.P. Promotions, LLC, a Massachusetts limited liability company (the “Seller”), Gayle Piraino (“Piraino”) and Stephen Piraino (together with Piraino, the “Members”), pursuant to which the Company agreed to acquire substantially all of the assets of the Seller used in the Seller’s branding, marketing and promotional products and services business (the “Business”), for an aggregate purchase price of (a) $500,000 in cash, subject to adjustment as set forth in the Purchase Agreement (the “Closing Cash Payment”); (b) a certain amount of restricted shares of the Company’s common stock; (c) installment payments equal to (i) $180,000 on the first anniversary of the date of the consummation of the transactions contemplated by the Purchase Agreement (the “Closing Date”) and (ii) $300,000 on the second anniversary of the Closing Date; (d) an amount equal to the amount paid by the Seller (at cost) for all of the Seller’s Inventory (as defined in the Purchase Agreement) that is on hand as of the Closing Date; and (e) the Earn Out Payments, as defined below.

The Seller is entitled to receive the following payments (each, an “Earn Out Payment” and together, the “Earn Out Payments”) to the extent the Business achieves the applicable Gross Profit (as defined below) targets:

1. An Earn Out Payment equal to 70% of annual Gross Profit of the Business to the extent Gross Profit is above $1,500,000 for the trailing 12-month period from the first anniversary of the Closing Date (the “Initial Earn Out Period”); and

2. An Earn Out Payment equal to 70% of annual Gross Profit of the Business to the extent Gross Profit is above $1,500,000 for the trailing 12-month period from the second anniversary of the Closing Date (the “Second Earn Out Period”).

In the event that any Inventory included in the Purchased Assets (as defined in the Purchase Agreement) is not purchased during the Initial Earn Out Period, or any Accounts Receivables (as defined in the Purchase Agreement) included in the Purchased Assets are not paid during the Initial Earn Out Period (the “Unpurchased/Unpaid Amount”), then such Unpurchased/Unpaid Amount will be deducted from the Earn Out Payment due following the Initial Earn Out Period, or if such Unpurchased/Unpaid Amount exceeds the Earn Out Payment due following the Initial Earn Out Period, then such amounts will be deducted from the Earn Out Payment due following the Second Earn Out Period. If any Unpurchased/Unpaid Amounts are subsequently sold or paid, the Seller will be entitled to receive such amounts in full.

To the extent the Seller is entitled to all or a portion of an Earn Out Payment, the applicable Earn Out Payment (or portion thereof) will be paid on the date that is 30 days from the date on which it is determined the Seller is entitled to such Earn Out Payment.

“Gross Profit” means (i) the amount invoiced to customers less (ii) expenses charged by any third party (except the Company and its affiliates) directly related to that job or account. Such expenses shall include but not be limited to cost of goods sold, decoration, setup fees, third-party warehousing and fulfillment charges, inbound and outbound shipping, duties/taxes and credit card fees.

On January 31, 2022, the Company, the Seller and the Members entered into Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”) to amend certain terms of the Purchase Agreement. Following entry into the Amendment, closing of the acquisition of the Business was completed on the same day.

Pursuant to the Amendment, the number of the Buyer Shares was changed to be the number of restricted shares of the Company’s common stock in an amount equal to the quotient of $100,000 divided by the closing price of the Company’s common stock at the close of the last trading date prior to the date of the Amendment. Pursuant to these terms, based on the closing price of the Company’s common stock on January 28, 2022, the last trading date prior to the date of the Amendment, the Company issued 46,083 shares of common stock to Piraino. As previously agreed under the Purchase Agreement, the Buyer Shares were required to be issued under a separate restricted stock grant agreement and will vest over a one (1) year period (1/4 per quarter) beginning the first quarter after the Closing Date. The Buyer Shares were issued and sold as restricted securities (as defined in Rule 144 under the Securities Act of 1933, as amended) pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Piraino represented that she is an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives. The Buyer Shares carry no registration rights that require or permit the filing of any registration statement in connection with their issuance.

The foregoing summary of the terms and conditions of the Purchase Agreement and the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements attached hereto as Exhibits 2.1 and 2.2, which are incorporated herein by reference.

Appointment of Chief Operating Officer

Effective as of March 11, 2022, our Board of Directors appointed Sheila Johnshoy to serve as our Chief Operating Officer. Effective the same date, the Compensation Committee of the Board approved the terms of Ms. Johnshoy’s compensation under the employment offer letter dated as of the same date between us and Ms. Johnshoy, as described in further detail below.

In connection with Ms. Johnshoy’s appointment, we entered into an employment offer letter with Ms. Johnshoy that governs the current terms of Ms. Johnshoy’s employment with us. The employment offer letter provides that Ms. Johnshoy will receive an annual base salary of $250,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Ms. Johnshoy is eligible to receive annual performance cash bonuses with a target bonus percentage ranging from 25% to 100% of base salary based on the occurrence of specified business revenue amounts or the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Pursuant to the employment letter agreement, we agreed to grant Ms. Johnshoy a signing bonus of 5,000 restricted shares and an option to purchase 5,000 shares of our common stock, which will be subject to a six-month lockup provision. In addition, Ms. Johnshoy is eligible to receive up to 35,000 additional shares of common stock and an option to purchase up to an aggregate of 35,000 additional shares of common stock upon the occurrence of specified business revenue amounts or at the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Consistent with such obligations, the Compensation Committee approved the grant of an option to purchase a total of 40,000 shares of common stock to Ms. Johnshoy at an exercise price per share of $1.60, which was the closing price of our common stock on March 11, 2022, the date that the employment letter agreement was countersigned by Ms. Johnshoy, and 5,000 shares of restricted common stock, with the transfer restrictions and performance-based vesting terms described above. Additionally, under the employment letter agreement, if specified trailing twelve-month revenues occur within 3.5 years of Ms. Johnshoy’s start of employment, she will earn an additional bonus of 100,000 shares of common stock. After the first year of employment, all bonus compensation terms will be subject to review. In addition, Ms. Johnshoy is entitled to severance benefits equal to four months’ salary if terminated without Cause (as defined in the employment letter agreement) during the first year of employment and four months’ salary if terminated during the second year of employment. Ms. Johnshoy will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Ms. Johnshoy will receive unlimited vacation days encompassing vacation, personal and sick days, subject to two weeks’ notice and approval whenever possible. Under the employment letter agreement, Ms. Johnshoy is required to sign a standard nondisclosure and non-solicitation agreement that will not restrict Ms. Johnshoy from working within the promotional industry, but will require Ms. Johnshoy to maintain confidentiality and refrain from soliciting current clients or employees that were existing or obtained during Ms. Johnshoy’s employment with us.

The foregoing summary of the employment offer letter with Ms. Johnshoy is qualified in its entirety by reference to the full text of the employment offer letter, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.44.

Impact of COVID-19 Pandemic

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

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance and will likely continue to do so. Sales of personal protective equipment totaled $4.2 million for 2020 compared to less than $250,000 for 2021. Although we were able to capitalize on pandemic demand for personal protective equipment in 2020 such as masks, hand sanitizer, and gowns, these sales did not significantly offset the overall decreased demand for promotional products in 2021 and are not expected to do so in the foreseeable future. Additionally, as was typical for other firms in the promotional products industry, from March 2020 through the end of 2021, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. Likewise, we believe the pandemic’s effects on the economy caused us to experience higher costs of supplies of product materials due to continued pandemic on expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as port congestion. We expect these effects to continue in 2022.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to being a high-touch customer-focused company that provides our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	Adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees. We allow team members to work remotely, allowing us to continue providing uninterrupted sales and service to our customers throughout the year.

●	Emphasized and established cost savings initiatives, cost control processes, and cash conservation to preserve liquidity.

●	Explored acquisition opportunities and executed the acquisitions of the customer base of Wildman Imprints with historical revenue exceeding $10 million annually in September 2020 and the promotional products business of G.A.P. Promotions with 2021 revenue of approximately $7.2 million in January 2022.

●	Retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively.

●	Concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and cannabis industries.

●	Retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs.

●	Successfully applied for and received PPP loans and government assistance.

●	Refocused our marketing activities on more client-specific revenue generating activities that reduced spend while remaining effective.

We believe that we have seen encouraging signs of recovery from the effects of the COVID-19 pandemic. There has been a significant increase in the amount of requests for proposal and other customer inquiries since the beginning of 2021, which leads us to believe that companies are starting to prepare to spend at previous or increased levels. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus and societal reopening will help compensate for lower sales in prior periods.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Sales	$39,702,714	100.0%	$37,752,173	100.0%

Cost of Sales:
Purchases	23,972,797	60.4%	24,167,798	64.0%
Freight	3,893,847	9.8%	2,099,511	5.6%
Total Cost of Sales	27,866,644	70.2%	26,267,309	69.6%

Gross Profit	$11,836,070	29.8%	$11,484,864	30.4%

Operating Expenses:
General and Administrative Expenses	12,273,949	30.9%	9,994,891	26.5%
Total Operating Expenses	12,273,949	30.9%	9,994,891	26.5%

Earnings (Loss) from Operations	$(437,879)	(1.1)%	$1,489,973	3.9%

Other Income and (Expense):
Other Expense	(83,148)	(0.2)%	-	-
Other Income	15,366	0.0%	10,000	0.0%
PPP Loan Forgiveness	770,062	1.9%	-	-
Interest Expense	(136,661)	(0.3)%	(49,457)	(0.1)%
Total Other Income and (Expense)	565,619	1.4%	(39,457)	(0.1)%

Income Before Income Taxes	$127,740	0.3%	$1,450,516	3.8%

Provision for Income Taxes	(107,500)	(0.3)%	422,236	1.1%

Net Earnings	$235,240	0.6%	$1,028,280	2.7%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our 2020 revenues include nonrecurring revenues representing 27.1% of our overall revenues for 2020, as a subcontractor for the 2020 U.S. Census. The customer that engaged us in this regard will not renew their engagement with us due to the U.S. Census only occurring once every ten years. As a result, these nonrecurring revenue increases have not recurred, are not expected to recur, and do not represent our long-term growth expectations.

Our sales increased 5.2% from $37.8 million for the year ended December 31, 2020 to $39.7 million for the year ended December 31, 2021. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the Wildman Imprints assets in September 2020. However, these increases in sales were partially offset by the completion of the U.S. Census program in 2020, market saturation of personal protective equipment in 2021, a lack of in-person events, and businesses still not being fully reopened throughout 2021 as a result of the COVID-19 pandemic.

The September 2020 acquisition of the Wildman Imprints assets generated $8.3 million of sales for the year ended December 31, 2021 compared to $2.2 million of sales in the year ended December 31, 2020. Our recurring organic sales, defined as those sales excluding the U.S. Census program, revenue from the Wildman Imprints asset acquisition, and personal protective equipment, increased 49.5%, or $10.3 million, from $20.9 million in the year ended December 31, 2020 to $31.2 million in the year ended December 31, 2021. However, these increases in recurring organic sales were entirely offset by the nonrecurrence of our work on the U.S. Census program during the year ended December 31, 2021, which contributed $10.5 million of sales, or 27.1% of total sales, for the year ended December 31, 2020 compared to less than $2,000 of sales, or 0.0% of total sales, for the year ended December 31, 2021. Additionally, the increases in recurring organic sales were partially offset by the nonrecurrence of sales of personal protective equipment totaling $4.2 million for the year ended December 31, 2020 compared to less than $250,000 for the year ended December 31, 2021.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 6.1% from $26.3 million for the year ended December 31, 2020 to $27.9 million for the year ended December 31, 2021. As a percentage of sales, cost of sales increased from 69.6% in 2020 to 70.2% in 2021. More specifically, cost of purchases decreased from $24.2 million in 2020 to $24.0 million in 2021, or 0.8%. As a percentage of sales, cost of purchases increased from 64.0% in 2020 to 60.4% in 2021. However, freight costs increased from $2.1 million in 2020 to $3.9 million in 2021, or 85.5%. As a percentage of sales, freight costs increased from 5.6% in 2020 to 9.8% in 2021. The decrease in cost of purchases was primarily due to improvements in sourcing capabilities and buying power, while the increase in freight costs was primarily due to a general increase in freight costs, both domestic and international, as well as a shift to shipping to individual locations (households) we believe as a result of the COVID-19 pandemic.

Operating Expenses

Operating expenses consists of general and administrative expenses. Our operating expenses increased 22.8%, or $2.3 million, to $12.3 million for the year ended December 31, 2021 compared to $10.0 million for the year ended December 31, 2020. As a percentage of sales, operating expenses increased from 26.5% in 2020 to 30.9% in 2021. This increase was due to an increase in general and administrative expenses of $2.3 million, or 22.8%, which in turn was primarily due to additional expenses related to the acquisition of the Wildman Imprints assets, the implementation of a new ERP system on Oracle’s NetSuite platform, the recently completed initial public offering and ongoing public company expenses, and organic growth in our business.

Other Income and Expense

Other income and expense consist of interest expense, interest income, other expense, other income and PPP loan forgiveness income. Our interest expense increased $87,204 from $49,457 in the year ended December 31, 2020 to $136,661 in the year ended December 31, 2021, or 176.3%. This increase was primarily due to an increase in borrowings on our bank’s line of credit. Our other expense increased $83,148 from none in the year ended December 31, 2020 to $83,148 in the year ended December 31, 2021. This increase was primarily due to earn-out payments for the Wildman Imprints asset purchase exceeding gross profit expectations in accordance with the acquisition agreement. Our other income increased $5,366 from $10,000 in the year ended December 31, 2020 to $15,336 in the year ended December 31, 2021. This increase was primarily due to interest forgiveness related to our PPP loan. Our PPP loan forgiveness income increased $770,062 from none in the year ended December 31, 2020 to $770,062 in the year ended December 31, 2021. This increase was due to the forgiveness of the Company’s PPP loan.

Income Taxes

Our effective income tax rate was 4.3% and 29.1% for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, our effective income tax rate was 4.3% and (17.2)% for current and deferred taxes, respectively. For the year ended December 31, 2020, our effective tax rate was 29.1% and 0% for current taxes and deferred taxes, respectively. The decrease in the effective tax rate was driven by a decrease from 20.9% to 0% in our effective federal income tax rate and a decrease from 8.2% to 4.3% in our effective state income tax rate. For further discussion of changes in the effective tax rate, refer to Notes A.14. and A.15. to our Financial Statements.

Net Earnings

Our 2020 net earnings include nonrecurring revenues representing 27.1% of our overall revenues for 2020, as a subcontractor for the 2020 U.S. Census. The customer that engaged us in this regard will not renew their engagement with us due to the U.S. Census only occurring once every ten years. As a result, these nonrecurring revenue increases have not recurred, are not expected to recur, and do not represent our long-term growth expectations.

Our net earnings decreased 77.1% from $1.0 million for the year ended December 31, 2020 to $0.2 million for the year ended December 31, 2021. This decrease was primarily due to the nonrecurrence of sales of $10.5 million from our work on the U.S. Census program in 2020 and the nonrecurrence of sales of $4.0 million from our work on personal protective equipment in 2020; increased expenses in 2021 than in 2020 related to our initial public offering; and higher freight expenses in 2021 compared to 2020. These factors were only partially offset by the increase in sales from 2020 to 2021 of $6.0 million from our September 2020 Wildman Imprints asset purchase and the increase of $10.3 million from recurring organic sales from 2020 to 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of approximately $32.2 million. Prior to our initial public offering, we financed our operations primarily through revenue generated from operations and bank borrowings, including a $3.5 million line of credit held with Bank of America during the year ended December 31, 2019 and the period from January 1, 2020 to November 22, 2021. Our line of credit agreement with Bank of America was terminated on November 22, 2021 and on the same date was replaced with a secured revolving demand line of credit with Salem Five Cents Savings Bank for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the fiscal year ended December 31, 2022 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(5,833,887)	$(1,990,467)
Net cash used in investing activities	(388,948)	(176,465)
Net cash provided by financing activities	37,802,268	375,907
Net increase (decrease) in cash and cash equivalents	31,579,433	(1,791,025)
Cash and cash equivalents at beginning of year	647,235	2,438,260
Cash and cash equivalent at end of year	$32,226,668	$647,235

Net cash used in operating activities was $5,833,887 for the year ended December 31, 2021, as compared to net cash used in operating activities of $1,990,467 for the year ended December 31, 2020. For the year ended December 31, 2021, increases in accounts receivable, inventory, and accounts payable were the primary drivers of the net cash used in operating activities. For the year ended December 31, 2020, an increase in accounts receivable and decreases in accounts payable and rewards program liability were the primary drivers of the net cash used in operating activities. The increase in net cash used in operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 occurred in the normal course of business due to growth in organic business as well as the integration of the Wildman Imprints assets.

Net cash used in investing activities was $388,948 for the year ended December 31, 2021, and $176,465 for the year ended December 31, 2020, primarily for additions to software-related property and equipment in both years. The increase in net cash used in investing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 occurred due to additional required technology investments related to an increase in overall business as well as additional personnel needed to operate the business.

Net cash provided by financing activities was $37,802,268 for the year ended December 31, 2021, as compared to net cash provided by financing activities of $375,907 for the year ended December 31, 2020. For the year ended December 31, 2021, net cash provided by financing activities consisted primarily of net proceeds received from our initial public offering and private placement, and was partially offset by borrowings and reductions on our bank line of credit. For the year ended December 31, 2020, net cash provided by financing activities consisted of PPP and EIDL Program loans under the CARES Act, and was partially offset by borrowings and reductions on our bank line of credit.

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

As of December 31, 2020, approximately $149,900 was due under our EIDL Program loan. It was due in monthly installments of $731 including interest to April 2051. The amount was fully repaid during the year ended December 31, 2021.

Initial Public Offering

On November 12, 2021, we completed our initial public offering (the “IPO”) of 4,337,349 units, at a price to the public of $4.15 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, before underwriting discounts and commissions. Each whole share of common stock exercisable pursuant to the warrants initially had an exercise price per share of $5.1875, equal to 125% of the initial public offering price per unit in the IPO. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined, after attributing a warrant value of $0.125, the exercise price per share of the IPO warrants was reduced to $4.81375 as of December 10, 2021. The warrants are immediately exercisable and expire on the fifth anniversary of the original issuance date.  We also granted the underwriters a 45-day option to purchase up to an additional 650,602 shares of common stock and/or warrants to purchase up to 650,602 shares of common stock at the IPO price less the underwriting discounts, representing fifteen percent (15%) of the units sold in the IPO.

At the closing of the IPO, the representative of the underwriters fully exercised its option to purchase an additional 650,602 shares of common stock and 650,602 warrants. Therefore, we sold 4,987,951 shares of common stock and 4,987,951 warrants for total gross proceeds of $20,699,997. After deducting underwriter commissions, discounts and non-accountable expenses of $1,759,500 and other offering expenses of approximately $995,845, we received net proceeds of approximately $17,944,652.

The IPO was made pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was filed with the SEC, and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing on November 8, 2021. EF Hutton, division of Benchmark Investments, LLC, acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

From November 8, 2021 to December 31, 2021, the following is our reasonable estimate of the uses of the proceeds from the IPO:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	$3.5 million was used for the repayment of indebtedness;

●	$4.9 million was used for working capital; and

●	None was used for temporary investments.

As of December 31, 2021, we had not yet used approximately $9.5 million of the proceeds of the IPO.

None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning ten percent or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 10, 2021.

Private Placement

On December 10, 2021, the Company completed a private placement with several investors, wherein a total of 4,371,926 shares of the Company’s common stock were issued at a purchase price of $4.97 per share, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, at an exercise price of $4.97 per share, for a total purchase price of approximately $21.7 million. The private placement warrants were immediately exercisable on the date of issuance, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants will be subject to a floor price of $4.80 per share before shareholder approval is obtained, and after shareholder approval is obtained, such floor price will be reduced to $1.00 per share, as set forth in the private placement warrants. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of our outstanding voting stock on December 10, 2021 approved the Company’s entry into the private placement. We filed preliminary and definitive information statements on Schedule 14C with the SEC on December 29, 2021 and January 11, 2022, and delivered copies of the definitive information statement to shareholders January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the private placement warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable.

The private placement raised net cash proceeds of approximately $19.8 million (after deducting the placement agent fee and expenses of the private placement). The Company intends to use the net cash proceeds from the private placement for acquisitions and partnerships, investments in technology and expanding corporate infrastructure, expansion of its sales team and marketing efforts and for general working capital and administrative purposes.

The Company engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) as the Company’s placement agent for the private placement pursuant to a Placement Agency Agreement (the “PAA”) dated as of December 8, 2021. Pursuant to the PAA, the Company agreed to pay EF Hutton a cash placement fee equal to 8.0% of the gross proceeds of the Offering, an additional cash fee equal to 0.5% of the gross proceeds raised by the Company in the offering for non-accountable expenses, and also agreed to reimburse EF Hutton up to $100,000 for accountable expenses. In addition, EF Hutton’s designees received warrants to purchase an aggregate of 131,158 shares of common stock, which is equal to 3.0% of the total number of shares issued in the private placement, at an exercise price of $4.97 per share (the “Placement Agent Warrants”).

In connection with the private placement, the Company entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with investors containing customary representations and warranties. The Company and investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon exercise of the private placement warrants and Representative Warrants, promptly following the closing date but in no event later than 15 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement. On December 23, 2021, the Company filed the Registration Statement with the SEC (File No. 333-261883) and it was declared effective on January 5, 2022.

The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Purchasers represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives.

The foregoing description of each of the Private Placement Purchase Agreement, PAA, Registration Rights Agreement, form of private placement warrant and form of Placement Agent Warrant is qualified in its entirety by reference to the forms of such documents which are filed hereto as Exhibits 10.39, 10.40, 10.41, 10.42, and 10.43, respectively.

Debt

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

The amount available under the Line of Credit is the lesser of $7.0 million or the sum of (x) eighty percent (80%) of the then-outstanding amount of Eligible Accounts (as defined below), plus (y) fifty percent (50%) of Eligible Inventory (as defined below); minus one hundred (100%) percent of the aggregate amount then drawn under the Line of Credit for the account of the Company. In addition, advances based upon Eligible Inventory must be capped at all times at $2,000,000. “Eligible Accounts” are defined as accounts that meet a number of requirements, including, unless otherwise approved by the Lender, being less than ninety (90) days from the date of invoice not subject to any prior assignment, claim, lien, or security interest, not subject to set-off, credit, allowance or adjustment by the account debtor, arose in the ordinary course of the Company’s business, not an intercompany obligation, not subject to notice of bankruptcy or insolvency of the account debtor, not owed by an account debtor whose principal place of business is outside the United States of America, not a government account, not be evidenced by promissory notes, and not one of the accounts owed by an account debtor 25% or more of whose accounts are 90 or more days past invoice date; or otherwise not deemed acceptable by the Lender in accordance with its normal credit policies. “Eligible Inventory” means all finished goods, work in progress and raw materials and component parts of inventory owned by the Company. It does not include any inventory held on consignment or not otherwise owned by the Company; any inventory which has been returned by a customer or is damaged or subject to any legal encumbrances other than a first priority security interest held by the Company; any inventory which is not in the possession of the Company; any inventory which is held by the Company on property leased by the Company unless the Lender has received a Landlord’s Waiver and Consent from the lessor of such property satisfactory to the Lender; any inventory which is not located within the United States; any inventory which the Lender reasonably deems to be obsolete or non-marketable; and any inventory not subject to a first priority fully perfected lien held by the Lender.

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

The foregoing summary of the Loan Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibits 10.30, 10.31 and 10.32 to this Annual Report on Form 10-K and are incorporated herein by reference.

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

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.33 to this Annual Report on Form 10-K and is incorporated herein by reference.

As of December 31, 2021, we had not drawn any funds from the Loan under the Loan Agreement.

Executive Chairman Loans

We have also borrowed funds from our Executive Chairman, Andrew Stranberg, during periods when Mr. Stranberg did not already owe funds to us. The loans are unsecured, non-interest bearing, and there is no formal repayment plan. In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The total amount owed, including principal of $500,000 and interest of $4,740, was repaid to Mr. Stranberg on November 22, 2021. At December 31, 2021 and 2020, no amounts were due to Mr. Stranberg.

Contractual Obligations

Wildman Imprints Acquisition

On August 24, 2020, we entered into an asset purchase agreement to acquire the inventory, select fixed assets, and a customer list of the Wildman Imprints division of Wildman Business Group, LLC, or WBG. In connection with the asset acquisition, the customer list was purchased using a contingent earn-out calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the anniversary date of the purchase. At December 31, 2021 and 2020 the current portion of the earn-out liability amounted to $665,855 and $402,730, respectively. At December 31, 2021 and 2020, the long-term portion of the earn-out liability amounted to $976,078 and $1,850,960, respectively.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of December 31, 2021 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. We anticipate that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of December 31, 2021. We expect no deficiencies in our ability to make the payments required under the asset purchase agreements. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes J, M and N to our financial statements for the fiscal years ended December 31, 2021 and 2020.

Property Leases

The following is a schedule by years of future minimum property lease payments at December 31, 2021:

Year	Lease Rent Due
2022	$310,095
2023	323,001
2024	311,317
2025	150,365
2026	-
Total	$1,094,778

Rent expense for the fiscal years ended December 31, 2021 and 2021 totaled $388,769 and $406,806, respectively. We anticipate no deficiencies in our ability to make these payments.

G.A.P. Promotions Acquisition

On January 21, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with G.A.P. Promotions, LLC, a Massachusetts limited liability company (the “Seller”), Gayle Piraino (“Piraino”) and Stephen Piraino (together with Piraino, the “Members”), pursuant to which the Company agreed to acquire substantially all of the assets of the Seller used in the Seller’s branding, marketing and promotional products and services business (the “Business”), for an aggregate purchase price of (a) $500,000 in cash, subject to adjustment as set forth in the Purchase Agreement (the “Closing Cash Payment”); (b) a certain amount of restricted shares of the Company’s common stock; (c) installment payments equal to (i) $180,000 on the first anniversary of the date of the consummation of the transactions contemplated by the Purchase Agreement (the “Closing Date”) and (ii) $300,000 on the second anniversary of the Closing Date; (d) an amount equal to the amount paid by the Seller (at cost) for all of the Seller’s Inventory (as defined in the Purchase Agreement) that is on hand as of the Closing Date; and (e) the Earn Out Payments, as defined below.

The Seller is entitled to receive the following payments (each, an “Earn Out Payment” and together, the “Earn Out Payments”) to the extent the Business achieves the applicable Gross Profit (as defined below) targets:

1. An Earn Out Payment equal to 70% of annual Gross Profit of the Business to the extent Gross Profit is above $1,500,000 for the trailing 12-month period from the first anniversary of the Closing Date (the “Initial Earn Out Period”); and

2. An Earn Out Payment equal to 70% of annual Gross Profit of the Business to the extent Gross Profit is above $1,500,000 for the trailing 12-month period from the second anniversary of the Closing Date (the “Second Earn Out Period”).

In the event that any Inventory included in the Purchased Assets (as defined in the Purchase Agreement) is not purchased during the Initial Earn Out Period, or any Accounts Receivables (as defined in the Purchase Agreement) included in the Purchased Assets are not paid during the Initial Earn Out Period (the “Unpurchased/Unpaid Amount”), then such Unpurchased/Unpaid Amount will be deducted from the Earn Out Payment due following the Initial Earn Out Period, or if such Unpurchased/Unpaid Amount exceeds the Earn Out Payment due following the Initial Earn Out Period, then such amounts will be deducted from the Earn Out Payment due following the Second Earn Out Period. If any Unpurchased/Unpaid Amounts are subsequently sold or paid, the Seller will be entitled to receive such amounts in full.

To the extent the Seller is entitled to all or a portion of an Earn Out Payment, the applicable Earn Out Payment (or portion thereof) will be paid on the date that is 30 days from the date on which it is determined the Seller is entitled to such Earn Out Payment.

“Gross Profit” means (i) the amount invoiced to customers less (ii) expenses charged by any third party (except the Company and its affiliates) directly related to that job or account. Such expenses shall include but not be limited to cost of goods sold, decoration, setup fees, third-party warehousing and fulfillment charges, inbound and outbound shipping, duties/taxes and credit card fees.

On January 31, 2022, the Company, the Seller and the Members entered into Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”) to amend certain terms of the Purchase Agreement. Following entry into the Amendment, closing of the acquisition of the Business was completed on the same day.

Pursuant to the Amendment, the number of the Buyer Shares was changed to be the number of restricted shares of the Company’s common stock in an amount equal to the quotient of $100,000 divided by the closing price of the Company’s common stock at the close of the last trading date prior to the date of the Amendment. Pursuant to these terms, based on the closing price of the Company’s common stock on January 28, 2022, the last trading date prior to the date of the Amendment, the Company issued 46,083 shares of common stock to Piraino. As previously agreed under the Purchase Agreement, the Buyer Shares were required to be issued under a separate restricted stock grant agreement and will vest over a one (1) year period (1/4 per quarter) beginning the first quarter after the Closing Date. The Buyer Shares were issued and sold as restricted securities (as defined in Rule 144 under the Securities Act of 1933, as amended) pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Piraino represented that she is an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives. The Buyer Shares carry no registration rights that require or permit the filing of any registration statement in connection with their issuance.

We did not record a related contingency during the fiscal years ended December 31, 2020 or 2021 because the acquisition occurred after these periods.

Other Cash Obligations

Our other principal cash payment obligations have consisted principally of obligations under the loans described above. As stated above, as of December 31, 2021, we had not drawn any funds from the Loan under the Loan Agreement, and no amount was owed to our Executive Chairman and largest shareholder Andrew Stranberg.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Intangible Asset - Customer List

The Company accounts for intangible assets under the provision of ASC 350-20 “Accounting for Goodwill and Other Intangible Assets.” The provision establishes standards for valuation and amortization of unidentifiable assets.

Under ASC 350-20-35-1, the cost of unidentifiable intangible assets is measured by the excess cost over the fair value of net assets acquired. Intangible assets with indefinite useful lives shall not be amortized until its useful life is determined to be no longer infinite. The intangible assets are evaluated when a triggering event occurs, at least annually, for potential impairment.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is aimed at creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards (“IFRS”). This new guidance provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue guidance issued by the FASB. ASU 2014-09 also requires both qualitative and quantitative disclosures, including descriptions of performance obligations.

On January 1, 2019, the Company adopted ASU 2014-09 and all related amendments (“ASC 606”) and applied its provisions to all uncompleted contracts using the modified retrospective basis. The application of this new revenue recognition standard resulted in no adjustment to the opening balance of retained earnings.

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

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

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

All performance obligations are satisfied at a point in time.

Product Sales

The Company is engaged in the development and sale of promotional programs and products. Revenue on the sale of these products is recognized after orders are shipped.

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the twelve months ended December 31, 2021:

Performance Obligations Satisfied at a Point in Time	$39,702,714
Performance Obligations Satisfied Over Time	-
Total Revenue	$39,702,714

Freight

The Company includes freight charges as a component of cost of goods sold.

Uncertainty in Income and Other Taxes

The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of December 31, 2021 and 2020, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $2,755,344 consisting principally of underwriting, legal, accounting and other expenses that are directly related to our initial public offering and charged to shareholders’ equity upon the completion of our initial public offering.

Earnings/ Loss per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

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

Stock Option and Warrant Valuation

Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Targeted Improvements (collectively “Topic 842”). Topic 842 establishes a new lease model, referred to as the right-of-use model that brings substantially all leases onto the balance sheet. This standard requires lessees to recognize leased assets and lease liabilities on the balance sheet and disclose key information about the leasing arrangements in their financial statements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 effective on January 1, 2019 using the modified retrospective transition approach that allows a reporting entity to use the effective date as its date of initial application and not restate the comparative periods in the period of adoption when transitioning to the new standard. Consequently, the requisite financial information and disclosures under the new standard are excluded for dates and periods prior to January 1, 2019. In addition, the Company elected to use a number of optional simplification and practical expedients (reliefs) permitted under the transition guidance within the new standard, including allowing the Company to combine fixed lease and non-lease components, apply the short-term lease exception to all leases of one year or less, and utilize the “package of practical expedients”, which permits the Company to not reassess prior accounting conclusions with respect to lease identification, lease classification and initial direct costs under Topic 842. Adoption of this new standard resulted in the recognition of $1,094,778 of operating lease liabilities ($310,095 in current liabilities and $784,683 in long-term liabilities) which represented the present value of the remaining lease payments of $1,342,275, discounted using the Company’s lease discount rate of 3% and $1,094,778 of operating lease right-of-use assets. Refer to Note O to our financial statements for the twelve months ended December 31, 2021 and December 31, 2020 for the impact to our financial statements as of December 31, 2021.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit’s carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company’s adoption of this standard on January 1, 2020 did not have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This update is effective for fiscal years beginning after December 15, 2019 and may be applied prospectively or retrospectively. On January 1, 2020, the Company adopted this standard on a prospective basis. The Company’s adoption of this standard did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of this standard is not expected to have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2021. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2021 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Andrew Stranberg	50	Executive Chairman, Treasurer, Secretary, and Director
Andrew Shape	48	President, Chief Executive Officer and Director
Christopher Rollins	57	Chief Financial Officer
Randolph Birney	46	Executive Vice President
John Audibert	35	Vice President of Growth and Strategic Initiatives
Stephen Paradiso	66	Chief of Staff
Jason Nolley	44	Chief Technology Officer
Sheila Johnshoy	49	Chief Operating Officer
Travis McCourt	38	Director
Alan Chippindale	63	Director
Alejandro Tani	49	Director
Ashley Marshall	36	Director

Andrew Stranberg co-founded our Company and has served as our Executive Chairman since 1995. From 1995 to January 2020, Mr. Stranberg was also our Chief Executive Officer. In 1995, Mr. Stranberg founded Stran Capital LLC, a family office, and has since been its Chief Executive Officer. From 1997 to 2016 he served as Chairman of STRAN Technologies IT Services, LLC, a U.S.-based producer of harsh environment and tactical interconnect products and services, and which was sold to Corning (NYSE:GLW) in 2016. From 2012 to November 2019, Mr. Stranberg was the founder and manager of Stran Maritime LLC for a joint venture with Atlas Maritime Ltd., an international shipping company, to conduct a joint purchase of two ships. Mr. Stranberg is a graduate of the University of New Hampshire Peter T. Paul College of Business and Economics. We believe that Mr. Stranberg is qualified to serve on our board of directors due to his deep knowledge of Stran and his long executive and board experience with us since his co-founding of the Company.

Andrew Shape has over 25 years of merchandising, marketing, branding, licensing, and management experience. He is our co-founder and since 1996 has served as our President, Chief Executive Officer and director. From July 2018 to February 2021, Mr. Shape also served as the Chief Executive Officer and President and a director of Long Blockchain Corp., a Delaware corporation, or LBCC, in connection with a business co-managed with LBCC for its subsidiary Stran Loyalty Group Inc., a Delaware corporation, or SLG, that was focused on co-managing our loyalty and gift card programs. From June 2018 through January 2022, Mr. Shape served as a Director for Naked Brand Group, a Nasdaq-listed leading intimate apparel and swimwear company. Prior to forming Stran, from August 1995 to September 1996, Mr. Shape worked at Copithorne & Bellows Public Relations (a Porter Novelli company) as an Account Executive covering the technology industry. Mr. Shape holds a BA degree from the University of New Hampshire. We believe that Mr. Shape is qualified to serve on our board of directors due to his deep knowledge of Stran, his industry expertise, and his experience as a director on other Nasdaq listed companies.

Christopher Rollins has been our Chief Financial Officer since November 2021. Previously, Mr. Rollins had been our Vice President of Finance and Administration since February 2016. Prior to joining Stran in January 2015, Mr. Rollins was Director of Accounting for Northeast Region of Toshiba Business Solutions from January 2011 through October 2014 and VP of Finance of Yardi Systems from April 2007 through December 2010. He held additional positions as Controller of Powerhouse Technology, Senior Financial Accountant for Saucony, and Portfolio Accountant for Putnam Investments. Mr. Rollins holds a B.S. in Finance, Accounting and Investments from Babson College.

Randolph Birney has been our Executive Vice President since 2015, and was one of our Sales Executives from 1999 to 2015. His role is focused on business development and strategic vision. In addition to these responsibilities, he is instrumental in managing the day-to-day business of multiple large retail and consumer-based program accounts. Mr. Birney holds a BA from the University of New Hampshire.

John Audibert has been our Vice President of Strategy and Growth Initiatives since March 2020. Mr. Audibert has over 12 years of investment banking, corporate finance and strategy consulting experience. He has been the President of Josselin Capital Advisors, Inc., since October 2019, which provides consulting services to high-growth businesses in the consumer sector. He was formerly President of Woodland Way Advisors, Inc., a consulting firm, from January 2015 through December 2020. Mr. Audibert previously worked in the investment banking group of Sandler O’Neill + Partners, L.P. where he provided merger and acquisition advisory as well as capital raising services to middle-market clients. Prior to joining Sandler O’Neill, he was a strategic consultant at Putnam Associates where he advised companies in the pharmaceutical, biotechnology and medical device industries. Mr. Audibert received a bachelor’s degree with a concentration in finance from the Carroll School of Management at Boston College. Mr. Audibert was an employee of the Company from March 2020 to May 2021, and since then has continued acting in his current capacity as an independent contractor.

Stephen Paradiso has been our Chief of Staff since December 2021. From October 2020 to December 2021, Mr. Paradiso acted as a consultant. From December 2012 until he retired early in October 2020, Mr. Paradiso served as president, and from January 2017 also as chief executive officer, of promotional products distributor ePromos Promotional Products, LLC, which was listed on ASI’s “Top 40 Distributors 2021”. From January 2008 to November 2012, he was chief operating officer, and from January 2007 to May 2008 was president, at promotional products distributor Touchstone Merchandise Group, LLC, which was also listed on ASI’s “Top 40 Distributors 2021”. From January 1988 to June 2001, Mr. Paradiso was president of Cyrk Inc., formerly a Nasdaq-listed company. Mr. Paradiso was listed in Counselor magazine’s “Power 50” from 2016 through 2019, ranking him one of the most influential people in the promotional products industry. Mr. Paradiso received a bachelor’s degree in Education from Framingham State University.

Jason Nolley has been our Chief of Staff since November 2021. From September 2021 to November 2021, Mr. Nolley was Senior Software Engineer at Sweetwater Sound, Inc., one of the largest online retailers of musical instruments and professional audio equipment in the United States. From October 2018 to September 2021, Mr. Nolley was Technology Solutions Manager of Warsaw, Indiana-based Wildman Business Group, LLC, and from September 2018 to October 2018 was its Web Marketing Manager. From October 2007 to August 2014, he was Solutions Advisor of Lake Nolley Group, LLC. From December 2005 to September 2007, he was Technical Sales & Marketing Manager of Goshen, Indiana-based LCI Shooting Sports. From January 2001 to December 2005, he was Media Developer at South Bend, Indiana-based Force 5 Media. Mr. Nolley earned a B.A. in Telecommunications with a minor in Japanese from Ball State University in June 2000. Mr. Nolley was granted Jitterbit Foundations and Jitterbit Core certifications in 2020 by software developer Jitterbit’s Jitterbit University online training program.

Sheila Johnshoy has been our Chief Operating Officer since March 2022. From June 2021 to February 2022, Ms. Johnshoy was Vice President of Sourcing & Merchandising at SwagUp, LLC, a promotional products service organization. From June 2020 to June 2021, Ms. Johnshoy was the owner and consultant at Sheila Johnshoy Consulting LLC. From May 2018 to June 2020, Ms. Johnshoy was Chief Revenue Officer at promotional products distributor ePromos Promotional Products, LLC (ePromos), one of ASI’s “Top 40 Distributors 2021”. From February 2017 to April 2018, Ms. Johnshoy was Vice President, Merchandising of Vericast’s Harland Clarke business. From February 2010 to February 2017, Ms. Johnshoy was Vice President of Marketing at ePromos. Ms. Johnshoy received a Bachelor of Science in Management and Marketing from St. Cloud State University – Herberger Business School, in 1995. Ms. Johnshoy is a 2009 graduate of the Mini MBA Program of the University of St. Thomas – Opus School of Business.

Travis McCourt has been a member of our board of directors since November 2021. Mr. McCourt has over 20 years of experience from the financial industry working with companies to optimize their operational and financial procedures. In June 2014, he founded Conchoid Capital Fund where he still serves as a principal. From May 2012 to December 2014, he was a Principal at the investment firm McCourt. From November 2007 to May 2012, he was the Vice President of Alternative Capital Markets at Goldman Sachs. From November 2004 to December 2007, he served as a Front Office Executive for the Los Angeles Dodgers. Mr. McCourt graduated from Georgetown University. We believe that Mr. McCourt is qualified to serve on our board of directors due to his investment management, buyout analysis, capital markets, investor relations and other business experience.

Alan Chippindale has been a member of our board of directors since November 2021. Mr. Chippindale has been President of Engage & Excel Enterprises Inc., an employee recruitment and M&A consulting company, since July 2017. From January 2008 to June 2017, Mr. Chippindale was Chief Business Development Officer of BrandAlliance Inc., a promotional products distributor. Mr. Chippindale graduated from Bowling Green State University with a bachelor degree in International Business and Marketing. Mr. Chippindale has been listed on the ASI Power 50 five times, was Chief Executive Officer and a director of BrandAlliance Inc., and was President of Proforma Inc. from September 1987 to December 2004. He is a leading business development, recruiting and merger and acquisition consultant for the promotional products industry, a strategic think tank member, and a certified marketing professional. He has managed over 100 business combinations and the recruiting of over 1,000 sales professionals. We believe that Mr. Chippindale is qualified to serve on our board of directors due to his leading role in the promotional products industry.

Alejandro Tani became a member of our board of directors in November 2021. Mr. Tani has vast experience from the technology, oil and gas industry and has several successful startups behind him. He is the current owner of Clair Trading, an import and export business since January 2007. He has also been Chief Information Officer and Chief Executive Officer of Innovative Genetics Inc., a packaging and IP company with a biotech arm serving the cannabis industry, and a Director and Partner of Green Beehive II LLC, a cannabis manufacturing company, since February 2017. Mr. Tani graduated from University Catolica Andres Bello - the largest and oldest Catholic university in Venezuela. We believe that Mr. Tani is qualified to serve on our board of directors due to his business experience.

Ashley L. Marshall has been a member of our board of directors since November 2021. Since November 2021, Ms. Marshall has been a Merchandise Manager at e-commerce furniture and home goods retailer Wayfair. From January 2015 to August 2020, Ms. Marshall was in the following planner positions with off-price apparel retailer The TJX Companies, Inc.: Allocation Analyst, January 2015 to December 2015; Senior Analyst, December 2015 to September 2017; Associate Planner, September 2017 to August 2020. From January 2014 to December 2015, Ms. Marshall was an attorney in the United States Treasury Department. Ms. Marshall earned a Bachelor of Business Administration from the University of Mississippi and a Juris Doctor from The George Washington University Law School. We believe that Ms. Marshall is qualified to serve on our board of directors due to her over five years’ experience developing business strategy for TJX, a leading global retailer, and her background in law.

Our directors currently have terms which will end at our next annual meeting of the shareholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Management’s Transactions with Long Blockchain Corp.

We entered into an agreement with Long Blockchain Corp., or LBCC, and its wholly-owned subsidiary, Stran Loyalty Group Inc., or SLG, dated July 26, 2018. According to a Schedule 13D jointly filed by the Company and Mr. Stranberg on August 7, 2018, as of July 26, 2018, Mr. Stranberg owned a total of 4,288,799 shares or approximately 23.6% of LBCC, which included 1,788,799 shares of common stock of LBCC that he previously acquired with his personal funds, and 2,500,000 shares that were required to be issued to the Company on July 26, 2018 which were deemed beneficially owned by Mr. Stranberg as a control person of the Company. According to a proxy statement filed by LBCC on April 19, 2019, as of April 12, 2019, Mr. Stranberg still beneficially owned 4,233,744 shares or approximately 13.5% of LBCC, including the 2,500,000 shares required to be issued to the Company. This agreement between us, LBCC and SLG was terminated as of July 31, 2020, and the Company has not received any of the 2,500,000 shares.

Under the agreement, we were required to provide SLG with certain assets and services for it to operate loyalty and gift card programs for designated program clients. Under the agreement we were also required to pay SLG all amounts collected by us, other than loyalty card balances, from program clients, and to provide an option to SLG to purchase the operating assets at cost. As compensation, LBCC was required to issue 2,500,000 shares of common stock to us upon signing and certain additional amounts of shares of its common stock to us depending on SLG’s net revenue and operating profit for each of the first two years of the contract.

Pursuant to the agreement, Mr. Stranberg entered into a subscription agreement with LBCC under which Mr. Stranberg purchased 1,500,000 additional shares of common stock of LBCC at $0.40 per share, or $600,000 in aggregate. According to a Schedule 13D jointly filed by the Company and Mr. Stranberg on August 7, 2018, Mr. Stranberg used personal funds for this purchase. Mr. Stranberg received a three-year warrant from LBCC to purchase an additional 450,000 shares of common stock of LBCC at $0.50 per share. Pursuant to the terms of the warrant, Mr. Stranberg was not permitted to exercise any portion of the warrant to the extent that after giving effect to such issuance after exercise, Mr. Stranberg (together with his affiliates, and any other persons acting as a group together with Mr. Stranberg or any of his affiliates), would beneficially own in excess of 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares issuable upon exercise of the warrant. Pursuant to the subscription agreement, Mr. Stranberg agreed not to sell or transfer the shares and the warrant unless they are subsequently registered under the Securities Act and under applicable securities laws of certain states, or an exemption from such registration is available. Mr. Stranberg did not exercise the warrant.

Under the agreement, we and our affiliates, including Mr. Stranberg, had the option to purchase up to an additional 1,500,000 shares of common stock of LBCC at $0.40 per share prior to July 31, 2019, which if exercised in full would have also entitled us to another warrant to purchase up to an amount of common stock of LBCC equal to 30% of the amount that had been purchased. We and our affiliates, including Mr. Stranberg, did not exercise this option.

The agreement automatically renewed for additional one-year terms unless terminated by either party more than 60 days before the end of the term or upon a material breach of contract by the other party. The agreement did not specify the amount of compensation for additional term years.

Under the agreement, SLG was required to reimburse us for certain expenses that we incur as a result of providing the required program services. No amounts were due from SLG as of December 31, 2021 and 2020.

As required by the agreement with SLG and LBCC, we entered into a separate lockup agreement, dated July 26, 2018, in which we agreed not to transfer or sell the LBCC shares received upon execution and any LBCC shares received as compensation for the first year until July 31, 2019 and January 31, 2020, respectively, with exceptions for specified permitted transferees.

Other than Mr. Stranberg, as disclosed above, and our Vice President of Strategy and Growth Initiatives, John Audibert, who received a nominal number of shares of LBCC in exchange for services provided during 2018, no other officers, directors or shareholders of the Company are shareholders of LBCC.

Overlap in Management with Long Blockchain Corp.

In addition to the other terms of the agreement with SLG and LBCC described above, LBCC and our President, Chief Executive Officer and director Andrew Shape entered into an employment agreement dated as of July 26, 2018, pursuant to which Mr. Shape was appointed chief executive officer and chairman of the board of LBCC from July 2018 to February 2021. As a result of his position as both chief executive officer and chairman of the board of LBCC and as our chief executive officer, president and director, our management overlapped with the management of LBCC during that period.

Under Mr. Shape’s employment agreement, Mr. Shape was entitled to $200,000 annual salary through the equal quarterly issuance of restricted shares of common stock of LBCC at a price per share equal to 85% of the average closing price for ten trading days prior to the end of the quarter, but in any event not less than $0.30 per share. According to page 8 of a proxy statement filed by LBCC on April 22, 2019, as of April 12, 2019, “437,251 shares were earned by Mr. Shape under his employment agreement dated July 26, 2018, but not yet issued.” Pursuant to the employment agreement with LBCC, on May 21, 2019 Mr. Shape was granted a warrant to purchase 2,000,000 shares of common stock of LBCC at a price per share of $0.25, exercisable from January 18, 2019 to January 17, 2023. Mr. Shape has not exercised the warrant. The employment agreement contained other standard provisions including as to termination, nondisclosure and noncompetition. Mr. Shape resigned from his positions with LBCC as of February 2021 and none of our officers, directors or shareholders have any employment or directorship relationship with LBCC.

Revocation of Registration of Common Stock of Long Blockchain Corp.

Pursuant to an “Order Instituting Proceedings Pursuant To Section 12(j) Of The Securities Exchange Act Of 1934, Making Findings, And Revoking Registration Of Securities,” File No. 3-20228, Administrative Proceeding, Release No. 91174 / February 19, 2021, the SEC found that “[f]rom approximately 2015 to 2017, [LBCC]’s principal business was ready-to-drink beverages. In December 2017, the company changed its name to LBCC and announced that it was shifting its business operations from soft drink production to activities related to blockchain technology. Its blockchain business never became operational. LBCC has common stock registered pursuant to Section 12(g). The common stock of LBCC was registered under Section 12(b) of the Exchange Act and traded on NASDAQ until NASDAQ filed a Form 25 on June 6, 2018 to delist the securities. LBCC stock is currently quoted and on OTC Link whose parent company is OTC Markets Group, Inc.” In addition, the SEC found that “LBCC has failed to comply with Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder in that it has not filed an annual report on Form 10-K since the period ended December 31, 2017. LBCC is also delinquent in filing quarterly reports, having not filed a Form 10-Q since the period ended September 30, 2018.” Based in part on these findings, effective February 22, 2021, the SEC revoked the registration of the common stock of LBCC under the Exchange Act, and its stock is no longer listed or quoted on any securities exchange or trading market.

For further information regarding the matters relating to LBCC, please refer to Item 13 “Certain Relationships and Related Party Transactions, and Director Independence – Transactions with Related Persons”.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Prior to November 2021, our board of directors consisted of two (2) directors: Andrew Shape and Andrew Stranberg, neither of whom are independent within the meaning of Nasdaq’s rules. Effective November 8, 2021, Ashley Marshall, Travis McCourt, Alan Chippindale and Alejandro Tani were appointed to our board pursuant to independent director agreements to serve as independent directors.

Under the independent director agreements, each independent director will receive an annual cash fee and an initial award of restricted common stock and stock options. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending March 31, 2022. We granted the restricted stock and options to the independent directors on November 12, 2021. The cash fee paid to each independent director will be $20,000 as to Ms. Marshall, $26,000 as to Mr. McCourt, $26,000 as to Mr. Chippindale, and $20,000 as to Mr. Tani. Under their agreements, 2,892 shares of restricted common stock were awarded to each independent director. The restricted stock will vest in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The options that were awarded to each independent director may be exercised to purchase 5,000 shares of common stock at the exercise price of $4.15 per share. The options vest and become exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the respective independent director continuing in service on our board of directors through each such vesting date. The term of each stock option is ten (10) years from the date of grant. We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the independent director’s duties for us. As also required under the independent director agreements, we have separately entered into a standard indemnification agreement with each of our independent directors, the term of which began upon November 8, 2021.

As a result of these board changes, our board of directors consists of six (6) directors, four (4) of whom are independent within the meaning of Nasdaq’s rules except that Mr. Chippindale will not be determined to meet the independence requirements applicable to our audit committee due to certain fees to which he is entitled. For a discussion of certain consideration relating to transactions with Mr. Chippindale, see the section entitled Item 13 “Certain Relationships and Related Party Transactions, and Director Independence – Transactions with Related Persons”.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter is also available on our website at https://www.stran.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Travis McCourt, Alejandro Tani, and Ashley Marshall, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee, with Mr. McCourt serving as the chairman. Our board has determined that Travis McCourt and Alejandro Tani qualify as “audit committee financial experts.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Alan Chippindale, Travis McCourt and Alejandro Tani, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our compensation committee, with Mr. Chippindale serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Alejandro Tani, Ashley Marshall, and Alan Chippindale, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Mr. Tani serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by shareholders and recommending to the board director nominees for each annual meeting of shareholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with our code of ethics; and (v) approving any related-party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our shareholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources, including members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time to time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A shareholder may nominate one or more persons for election as a director at an annual meeting of shareholders if the shareholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our Company not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one-hundred-twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made or as otherwise required by the Exchange Act. In addition, shareholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of shareholders entitled to vote at such meeting.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. To date, there have been no waivers under our code of ethics. We undertake to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2021, except that the Form 3 for each of our Chief Technology Officer Jason Nolley and Chief of Staff Stephen Paradiso were filed late due to administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Andrew Shape,	2021	386,154	-	-	-	4,846	(1)	391,000
President, Chief Executive Officer and Director	2020	335,000	187,746	-	-	6,750	(1)	529,496
Andrew Stranberg,	2021	518,964	-	-	-	-		518,964
Executive Chairman and Director	2020	300,000	250,000	-	-	-		550,000
Randolph Birney,	2021	289,615	-	-	-	9,000	(1)	298,615
Executive Vice President	2020	285,000	180,009	-	-	6,750	(1)	471,759
Christopher Rollins,	2021	211,202	32,857	14,854	144,955	3,600	(2)	407,468
Chief Financial Officer	2020	189,200	22,143	-	-	-		211,343

(1)	Other compensation consisted of covered automobile expenses.

(2)	Other compensation consisted of $2,769 of covered automobile expenses and $831 in cellphone expenses.

Executive Officer Employment and Consulting Agreements

Under our employment agreement with our Chief Executive Officer, Andrew Shape, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Shape an annual salary of $400,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s initial public offering, or the IPO, Mr. Shape shall be awarded stock options for the purchase of 323,810 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The stock options will vest in accordance with the following vesting schedule: the options will vest over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the balance of the options (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Shape was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $140,926.69 that were earned and due to Mr. Shape as of a date prior to the date of the employment agreement and that Mr. Shape did not waive his right to these sales commissions by entering into the agreement. Beginning on the date of the agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the agreement, the Company will pay Mr. Shape the gross amount of $10,000 per month towards Mr. Shape’s unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the Board in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Shape’s employment for any reason, regardless of whether termination is for cause, and thirty (30) months after the date of the employment agreement, Mr. Shape shall have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Shape will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Shape’s employment by giving at least 30 days written notice. If we terminate Mr. Shape without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Shape for the first 18 months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Shape during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Shape is also subject to standard confidentiality and noncompetition provisions.

Under our employment agreement with our Executive Chairman, Andrew Stranberg, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Stranberg an annual salary of $500,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s IPO Mr. Stranberg shall be awarded stock options for the purchase of 400,000 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The stock options will vest in accordance with the following vesting schedule: the options will vest over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the balance of the options (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. Mr. Stranberg will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Stranberg’s employment by giving at least 30 days written notice. If we terminate Mr. Stranberg without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Stranberg for the first 18 months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Stranberg during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Stranberg is also subject to standard confidentiality and noncompetition provisions.

Under our employment agreement with our Executive Vice President, Randolph Birney, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Birney an annual salary of $300,000 and an annual cash bonus as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s IPO Mr. Birney shall be awarded stock options for the purchase of 76,190 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The stock options will vest in accordance with the following vesting schedule: the options will vest over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the balance of the options (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Birney was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $197,109.95 that were earned and due to Mr. Birney as of a date prior to the date of the employment agreement and that Mr. Birney did not waive his right to these sales commissions by entering into the agreement. Beginning on the date of the agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the agreement, the Company will pay Mr. Birney the gross amount of $10,000 per month for unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the Board in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Birney’s employment for any reason, regardless of whether termination is for cause, and thirty (30) months after the date of the employment agreement, he shall have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Birney will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Birney’s employment by giving at least 30 days written notice. If we terminate Mr. Birney without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Birney for the first 18 months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Birney during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Birney is also subject to standard confidentiality and noncompetition provisions.

Under our employment agreement with Christopher Rollins, our Chief Financial Officer, dated September 7, 2021 and effective as of November 8, 2021, we agreed that, for a two-year term, unless terminated earlier in accordance with its terms, Mr. Rollins will serve as our Chief Financial Officer. We will pay Mr. Rollins an annual salary of $250,000. For each fiscal year completed during this term, Mr. Rollins will be eligible to receive a cash bonus determined by the achievement of specified Company performance metrics. Prior to each fiscal year, a Company net sales target will be set for the following fiscal year. Mr. Rollins will receive a bonus equal to: (i) 20% of salary if 75% of the net sales target is achieved; (ii) 25% of salary if 100% of the net sales target is achieved; (iii) 50% of salary if 125% of the net sales target is achieved; or (iv) 80% of salary if 150% of the net sales target is achieved. Actual net sales for the fiscal year will be determined by the Company’s audited financial statements and according to Generally Accepted Accounting Principles. If actual net sales is between two of the bonus thresholds, then Mr. Rollins will receive a pro rata performance basis. Mr. Rollins may also be eligible for additional bonus amounts as determined by the board of directors. In addition, the agreement provides that, as soon as practical after the consummation of the Company’s IPO Mr. Rollins shall be awarded stock options for the purchase of 81,000 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO. The agreement further provides that we shall also enter into a restricted stock award agreement with Mr. Rollins granting him 10,000 restricted shares of common stock. Both the restricted stock and the stock options will vest in accordance with the following vesting schedule: the options will vest over a two-year period with 33% of the options vesting immediately upon issuance and the balance of the options (67%) vesting monthly over the following two years at a rate of 1/24 per month. Mr. Rollins will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Rollins’s employment by giving at least 30 days written notice. If we terminate Mr. Rollins without cause or he resigns for good reason as provided under the agreement, we must pay the lesser of the number of months’ severance remaining under the term of the agreement, or six months, provided that he will receive at least three months’ severance; reimbursement of Mr. Rollins for the first 18 months of the premiums associated with Mr. Rollins’s continuation of health insurance for him and his family pursuant to COBRA; and immediate vesting of any outstanding unvested equity granted to Mr. Rollins during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial two-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Rollins’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Rollins is also subject to standard confidentiality and noncompetition provisions.

Under our consulting agreement with John Audibert, our Vice President of Strategy and Growth Initiatives, and his wholly-owned company, Josselin Capital Advisors, Inc., or the Consultant, dated December 2, 2021, we agreed that, for a 27-month term, unless terminated earlier in accordance with its terms, we will receive the services of the Consultant and pay or grant the Consultant the compensation described below, and Mr. Audibert will continue to serve as our Vice President of Strategy and Growth Initiatives. We agreed to pay the Consultant a signing fee of $30,000, an annual fee of $100,000 and a monthly automobile bonus of $750. We agreed to grant the Consultant base restricted stock bonuses as follows: (i) 20,000 restricted shares of common stock, granted as of the agreement date, which vests on the three-month anniversary of the date of grant; (ii) 20,000 additional fully-vested shares of common stock to be granted on the six-month anniversary of the agreement date; and (iii) 20,000 additional fully-vested shares of Common Stock to be granted on the twelve-month anniversary of the agreement date. We also agreed to performance-based equity grants to the Consultant consisting of (i) the grant of an option which may be exercised to purchase 65,000 shares of common stock at the exercise price per share of $3.90 which will vest based on the attainment of the option’s performance-based criteria, and fully-vested restricted stock to be granted upon attainment of the same performance-based criteria, as follows: (i) 10,000 fully-vested restricted shares will be granted and the stock option will vest as to 10,000 shares of common stock if our sales exceed $21,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $65,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; (ii) 10,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 10,000 additional shares of common stock if our sales exceed $25,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $75,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term; (iii) 15,000 additional fully-vested restricted shares will be granted and the stock option shall vest as to 20,000 additional shares if our sales exceed $37,500,000 combined for any two consecutive quarters or if our market capitalization exceeds $90,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; and (iv) 25,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 25,000 additional shares if our sales exceed $45,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $180,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term. “Sales” will be determined by our audited or reviewed financial statements and according to Generally Accepted Accounting Principles. Our “market capitalization” will be the closing stock price of our common stock as reported by The NASDAQ Stock Market LLC multiplied by the total shares of common stock outstanding as of 4:00 PM E.T. on the date that such closing stock price was determined as reported by our transfer agent. All such grants will be subject to standard forms of stock option or restricted stock award agreements and the terms and conditions of our Amended and Restated 2021 Equity Incentive Plan. They will also be subject to the lock-up provisions of the Lock-Up Agreement between Mr. Audibert and EF Hutton, division of Benchmark Investments, LLC, or the representative, dated November 8, 2021, which generally provides that any shares of our common stock held at any time by Mr. Audibert during the 180 days following our initial public offering may not be transferred without the consent of the representative. Upon the occurrence of a change in control during the consulting agreement’s term, whether or not the Consultant’s engagement is terminated, or upon Consultant’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by the Consultant will immediately vest and will no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. For each fiscal year completed during this term, the Consultant will also be eligible to receive additional bonuses as determined by the board of directors. Both we and the Consultant may terminate the consulting agreement by giving at least 30 days’ written notice. If we or the Consultant terminate the consulting agreement without cause as provided under the agreement, and the Consultant and Mr. Audibert then deliver their signatures to the general release and waiver form annexed to the consulting agreement, we must pay a $25,000 fee. The Consultant and Mr. Audibert are also subject to certain independent contractor, non-solicitation, confidentiality and non-interference provisions under the consulting agreement and the Consultant’s stock option agreement and restricted stock award agreement.

Under our employment letter agreement with Ms. Johnshoy, our Chief Operating Officer, Ms. Johnshoy will receive an annual base salary of $250,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Ms. Johnshoy is eligible to receive annual performance cash bonuses with a target bonus percentage ranging from 25% to 100% of base salary based on the occurrence of specified business revenue amounts or the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Pursuant to the employment letter agreement, we agreed to grant Ms. Johnshoy a signing bonus of 5,000 restricted shares and an option to purchase 5,000 shares of our common stock, which will be subject to a six-month lockup provision. In addition, Ms. Johnshoy is eligible to receive up to 35,000 additional shares of common stock and an option to purchase up to an aggregate of 35,000 additional shares of common stock upon the occurrence of specified business revenue amounts or at the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Consistent with such obligations, the Compensation Committee approved the grant of an option to purchase a total of 40,000 shares of common stock to Ms. Johnshoy at an exercise price per share of $1.60, which was the closing price of our common stock on March 11, 2022, the date that the employment letter agreement was countersigned by Ms. Johnshoy, and 5,000 shares of restricted common stock, with the transfer restrictions and performance-based vesting terms described above. Additionally, under the employment letter agreement, if specified trailing twelve-month revenues occur within 3.5 years of Ms. Johnshoy’s start of employment, she will earn an additional bonus of 100,000 shares of common stock. After the first year of employment, all bonus compensation terms will be subject to review. In addition, Ms. Johnshoy is entitled to severance benefits equal to four months’ salary if terminated without Cause (as defined in the employment letter agreement) during the first year of employment and four months’ salary if terminated during the second year of employment. Ms. Johnshoy will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Ms. Johnshoy will receive unlimited vacation days encompassing vacation, personal and sick days, subject to two weeks’ notice and approval whenever possible. Under the employment letter agreement, Ms. Johnshoy is required to sign a standard nondisclosure and non-solicitation agreement that will not restrict Ms. Johnshoy from working within the promotional industry, but will require Ms. Johnshoy to maintain confidentiality and refrain from soliciting current clients or employees that were existing or obtained during Ms. Johnshoy’s employment with us.

Under our employment letter agreement with Stephen Paradiso, our Chief of Staff, Mr. Paradiso will receive an annual base salary of $175,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Mr. Paradiso is eligible to receive annual performance cash bonuses with a target bonus percentage ranging from 25% to 100% of base salary based on the occurrence of specified business trailing 12-month revenue amounts or the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Pursuant to the employment letter agreement, we granted Mr. Paradiso a bonus of 65,000 restricted shares and an option to purchase 65,000 shares of our common stock, which will vest in eight equal installments over two years and be subject to a six-month lockup provision. In addition, Mr. Paradiso is eligible to receive up to 40,000 shares of common stock and an option to purchase up to an aggregate of 40,000 additional shares of common stock upon the occurrence of specified business trailing 12-month revenue amounts. Mr. Paradiso may also receive up to an aggregate of 22,500 shares of common stock and an option to purchase up to an aggregate of 22,500 additional shares of common stock once certain business benchmarks are achieved. Pursuant to the employment letter agreement, an option to purchase up to 125,000 shares was granted with vesting terms based on the above time-based and performance-based vesting requirements, at an exercise price per share of $4.72, which was the closing price of our common stock on the date that the employment letter agreement was countersigned by Mr. Paradiso. Additionally, if a specified additional business trailing 12-month revenue goal is met within three years of Mr. Paradiso’s start of employment, he will earn an additional bonus of 100,000 shares of common stock. After the second year of employment, all bonus compensation terms will be subject to review. Mr. Paradiso will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Mr. Paradiso will receive 25 days of paid time off annually, including vacation and sick days, subject to two weeks’ notice and approval whenever possible. Mr. Paradiso is required to sign a standard nondisclosure and noncompete agreement that will not restrict Mr. Paradiso from working within the print or promotional industry, except for specific direct competitors that are individually listed in that agreement, but Mr. Paradiso will be required not to solicit any current or existing clients or customers that were obtained prior to Mr. Paradiso’s employment or obtained during his employment unless given prior approval by us for the period specified in the noncompete agreement.

Under our employment letter agreement with Jason Nolley, our Chief Technology Officer, Mr. Nolley will receive an annual base salary of $150,000. As a signing bonus, Mr. Nolley was awarded an option to purchase 60,000 shares of common stock at $4.36 per share, which the closing price of our common stock the day before the employment letter agreement was signed. The option vests in three equal amounts at each of the first, second and third anniversaries of the date of the date of the employment letter agreement. Mr. Nolley is eligible to receive up to $125,000 in the Company’s common stock upon our achievement of certain amounts of trailing 12-month annual sales amounts. Mr. Nolley is entitled to severance benefits equal to six months’ salary if terminated without due cause. Mr. Nolley will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Mr. Nolley will receive 15 days of paid time off, subject to two weeks’ notice and approval whenever possible. Mr. Nolley is subject to certain nondisclosure and non-solicitation provisions under his stock option agreement.

The foregoing summary of these agreements is qualified in its entirety by reference to the full text of the agreements, copies of which are filed with this Annual Report on Form 10-K as Exhibits 10.14, 10.15, 10.16, 10.17, 10.38, 10.44, 10.45, and 10.46.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock not Vested	Market Value of Shares or Units not Vested	Awards: Number of Unearned Shares, Units or Other Rights not Vested	Value of Unearned Shares, Units or Other Rights not Vested
Andrew Shape, President, Chief Executive Officer and Director	-	323,810	-	$4.15	11/11/2031	-	-	-	-

Andrew Stranberg, Executive Chairman and Director	-	400,000	-	$4.15	11/11/2031	-	-	-	-

Randolph Birney, Executive Vice President	-	76,190	-	$4.15	11/11/2031	-	-	-	-

Christopher Rollins, Chief Financial Officer	28,991	52,009	-	$4.15	11/11/2031	6,142	$38,847	-	-

Director Compensation

The directors of the Company were compensated as such during the fiscal year ended December 31, 2021, as follows:

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Andrew Stranberg	$-	$-	$-	$-	$-	$-	$-

Andrew Shape	$-	$-	$-	$-	$-	$-	$-

Travis McCourt	$-	$-	$2,062	$-	$-	$-	$2,062

Alan Chippindale	$-	$-	$2,062	$-	$-	$-	$2,062

Alejandro Tan	$-	$-	$2,062	$-	$-	$-	$2,062

Ashley Marshall	$-	$-	$2,062	$-	$-	$-	$2,062

Under their independent director agreements, each independent director will receive an annual cash fee and an initial award of restricted common stock and stock options. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending March 31, 2022. We granted the restricted stock and options to the independent directors on November 12, 2021. The cash fee paid to each independent director will be $20,000 as to Ms. Marshall, $26,000 as to Mr. McCourt, $26,000 as to Mr. Chippindale, and $20,000 as to Mr. Tani. Under their agreements, 2,892 shares of restricted common stock were awarded to each independent director. The restricted stock will vest in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The options that were awarded to each independent director may be exercised to purchase 5,000 shares of common stock at the exercise price $4.15 per share. The options vest and become exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the respective independent director continuing in service on our board of directors through each such vesting date. The term of each stock option is ten (10) years from the date of grant. We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the independent director’s duties for us. As also required under the independent director agreements, we have separately entered into a standard indemnification agreement with each of our independent directors, the term of which began upon November 8, 2021.

2021 Equity Incentive Plan

On September 14, 2021, we established the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan, or the Equity Incentive Plan, or Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2021, 1,250,432 shares remained available for issuance under the Plan, including shares not otherwise reserved for outstanding stock options issued under the Plan.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price will not be less than the market price of the common stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options.

Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted shares are shares of common stock awarded to participants at no cost. Restricted shares can take the form of awards of restricted stock, which represent issued and outstanding shares of our common stock subject to vesting criteria, or restricted stock units, which represent the right to receive shares of our common stock subject to satisfaction of the vesting criteria. Restricted shares are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for performance compensation awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan:    The purposes of the Plan are to attract and retain officers, employees and directors for our company and its subsidiaries; motivate them by means of appropriate incentives to achieve long-range goals; provide incentive compensation opportunities; and further align their interests with those of our stockholders through compensation that is based on our common stock.

Administration of the Plan:    The Plan is currently administered by our board of directors and will be administered by our compensation committee once it is established (which we refer to as the administrator). Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients:    Persons eligible to receive awards under the Plan will be those officers, employees, consultants, and directors of our company and its subsidiaries who are selected by the administrator.

Shares Available Under the Plan:    The maximum number of shares of our common stock that may be delivered to participants under the Plan is 3,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code, for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights:    Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the common stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Stock Awards:    Stock awards can also be granted under the Plan. A stock award is a grant of shares of common stock or of a right to receive shares in the future. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Cash Awards:    A cash award is an award that may be in the form of cash or shares of common stock or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

Section 162(m) of the Code:    Section 162(m) of the Code limits publicly-held companies to an annual deduction for U.S. federal income tax purposes of $1.0 million for compensation paid to each of their principal executive officer or principal financial officer and their three highest compensated executive officers (other than the principal executive officer or principal financial officer) determined at the end of each year, referred to as covered employees.

Performance Criteria:    Under the Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate. In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the Plan.

Other Material Provisions:    Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 24, 2022 by (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is c/o Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171, Attn: Chief Financial Officer.

Name of Beneficial Owner	Position of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Andrew Stranberg(3)	Chairman, Secretary and Treasurer	Common Stock	5,600,000	27.7%
Andrew Shape(4)	President, Chief Executive Officer and Director	Common Stock	3,400,000	16.8%
Randolph Birney(5)	Executive Vice President	Common Stock	800,000	4.0%
Christopher Rollins(6)	Chief Financial Officer	Common Stock	50,298	0.2%
Travis McCourt(7)	Director	Common Stock	5,392	*
Alan Chippindale(7)	Director	Common Stock	5,392	*
Alejandro Tani(7)	Director	Common Stock	5,392	*
Ashley Marshall(7)	Director	Common Stock	5,392	*
All executive officers and directors (12 persons) (8)		Common Stock	10,022,179	49.3%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,251,484 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 24, 2022. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Mr. Stranberg was granted options to purchase 400,000 shares of common stock on November 12, 2021. The options have an exercise price of $4.15 per share and a term of ten years. They are subject to vesting over a four (4) year period with twenty-five percent (25%) of the options vesting on the first anniversary of the date of grant and the balance of the options (seventy-five percent (75%)) vesting monthly over the following three (3) years after the first anniversary of the date of grant at a rate of 1/36 per month. None of the options are exercisable within 60 days of March 24, 2022 and therefore are not considered to be beneficially owned at that time.

On May 24, 2021, Mr. Stranberg transferred 700,000 shares of common stock to Theseus Capital Ltd., or Theseus, pursuant to a stock purchase agreement.  Pursuant to a different arrangement with Mr. Stranberg from Mr. Shape and Mr. Birney’s (described below), Theseus paid Mr. Stranberg a nominal cash purchase price of $100 for the common stock. Theseus does not have any relationship with the Company other than as a stockholder, and its payment for Mr. Stranberg’s stock was made to Mr. Stranberg and not to the Company. In connection with this agreement, Theseus executed an irrevocable proxy providing that Mr. Stranberg may vote and exercise all voting and related rights with respect to the shares. The irrevocable proxy will automatically terminate with respect to any shares that Theseus sells in a transaction or series of transactions on any national securities exchange or other trading market on which the shares then trade. On or around November 16, 2021, an order to transfer 200,000 of the shares by Theseus to another holder was approved by Mr. Stranberg, the representative of our initial public offering underwriters, and the Company and processed by its transfer agent. Due to the current or potential shared voting and investment powers that Mr. Stranberg retained over the shares that Mr. Stranberg transferred to Theseus, the 500,000 shares of common stock that are still held by Theseus are included in Mr. Stranberg’s beneficial ownership total and the beneficial ownership total for all executive officers and directors for purposes of complying with the beneficial ownership rules of the SEC. Mr. Stranberg disclaims beneficial ownership over the shares held by Theseus except to the extent of his pecuniary interest therein.

(4)	On May 24, 2021, Mr. Stranberg transferred 3,400,000 shares of common stock to Mr. Shape pursuant to a stock purchase agreement at a price per share that is equal to $0.1985 per share, being the price of our shares as of December 31, 2020 determined through an independent valuation of the Company dated April 27, 2021, in accordance with Section 409A of the Internal Revenue Code of 1986, as amended. Mr. Shape paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a promissory note. The promissory note provides for 2% simple annual interest, and principal and accrued interest must be repaid by the note’s third anniversary. The note grants a security interest to Mr. Stranberg in the transferred stock as to the repayment obligations under the note. The stock is subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period.

Mr. Shape was granted options to purchase 323,810 shares of common stock on November 12, 2021. The options have an exercise price $4.15 per share, a term of ten years and are subject to vesting over a four (4) year period with twenty-five percent (25%) of the options vesting on the first anniversary of the date of grant and the balance of the options (seventy-five percent (75%)) vesting monthly over the following three (3) years after the first anniversary of the date of grant at a rate of 1/36 per month. None of the options will be exercisable within 60 days of March 24, 2022 and therefore are not considered to be beneficially owned at that time.

(5)	On May 24, 2021, Mr. Stranberg transferred 800,000 shares of common stock to Mr. Birney pursuant to a stock purchase agreement at a price per share that is equal to $0.1985 per share, being the price of our shares as of December 31, 2020 determined through an independent valuation of the Company dated April 27, 2021, in accordance with Section 409A of the Internal Revenue Code of 1986, as amended. Mr. Birney paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a promissory note. The promissory note provides for 2% simple annual interest, and principal and accrued interest must be repaid by the note’s third anniversary. The stock is subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period.

Mr. Birney was granted options to purchase 76,190 shares of common stock on November 12, 2021. The options have an exercise price of $4.15 per share, a term of ten years and are subject to vesting over a four (4) year period with twenty-five percent (25%) of the options vesting on the first anniversary of the date of grant and the balance of the options (seventy-five percent (75%)) vesting monthly over the following three (3) years after the first anniversary of the date of grant at a rate of 1/36 per month. None of the options will be exercisable within 60 days of March 24, 2022 and therefore are not considered to be beneficially owned at that time.

(6)	Mr. Rollins was granted options to purchase 81,000 shares of common stock and 10,000 restricted shares of common stock on November 12, 2021. The options have an exercise price of $4.15 per share and a term of ten years. Both the restricted stock and the stock options vest in accordance with the following vesting schedule: The restricted stock and options vest over a two-year period with 33% of the restricted stock and options vesting immediately upon issuance and the balance of the restricted stock and options (67%) vesting monthly over the following two years at a rate of 1/24 per month. Mr. Rollins will be provided with standard executive benefits. 40,702 of the options will not be exercisable within 60 days of March 24, 2022 and therefore are not considered to be beneficially owned at that time.

(7)	Each of Mr. McCourt, Mr. Chippindale, Mr. Tani, and Ms. Marshall were granted options to purchase 5,000 shares of common stock and 2,892 restricted shares of common stock on November 12, 2021. The restricted shares vest in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The options vest in twelve (12) equal monthly installments over the first year following the date of grant, subject to the recipient continuing in service on the board of directors of the Company through each such vesting date. 2,500 of the shares of common stock which may be purchased by exercise of the stock option of each recipient will not be exercisable within 60 days of March 24, 2022 and therefore are not considered to be beneficially owned at that time.

(8)	In addition to the shares of common stock beneficially owned by the individuals listed in this table, includes (1) 62,500 shares of restricted stock and an option which may be exercised to purchase 7,813 shares of common stock within 60 days of March 24, 2022 held by our Chief of Staff, Stephen Paradiso; (2) 5,000 shares of restricted stock and an option which may be exercised to purchase 5,000 shares of common stock held by our Chief Operating Officer, Sheila Johnshoy; (3) 10,000 shares of common stock held directly by John Audibert, our Vice President of Growth and Strategic Initiatives, 40,000 shares of common stock held by Josselin Capital Advisors, Inc., over which Mr. Audibert has voting and investment control, and an option which may be exercised to purchase 20,000 shares of common stock held by Josselin Capital Advisors, Inc. Both option exercise rights and rights to restricted stock grants that are subject either to vesting conditions that will not be met within 60 days of March 24, 2022 or performance-based goals not within the holder’s control, are not included in this total.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,587,000	(2)	$4.19	1,250,432	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	1,587,000		$4.19	1,250,432

(1)	On September 14, 2021, we established the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan, or the Equity Incentive Plan, or Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – 2021 Equity Incentive Plan”.

(2)	Includes both vested and unvested options to purchase common stock and unvested stock grants under the Plan.

(3)	Represents shares available for award grant purposes under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Andrew Stranberg, our Executive Chairman and largest shareholder, has issued notes payable to us in exchange for Company loans. The amounts due from Mr. Stranberg were unsecured and non-interest bearing and there was no formal repayment plan under the notes. At December 31, 2021 and 2020, the amounts due from Mr. Stranberg were $0 and $6,748, respectively. The amounts outstanding under all notes issued by Mr. Stranberg to the Company were repaid as of July 20, 2021.

●	Since 2020 we have also borrowed funds from our Executive Chairman, Andrew Stranberg, during periods when Mr. Stranberg did not already owe funds to us. The loans are unsecured, non-interest bearing, and there is no formal repayment plan. At December 31, 2021 and 2020, no amounts were due to Mr. Stranberg. In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The total amount owed, including principal of $500,000 and interest of $4,740, was repaid to Mr. Stranberg on November 22, 2021.

●	From July 2018 to November 2021, the Company had a secured line of credit with Bank of America allowing borrowings of as much as $3,500,000. At December 31, 2020 and 2019, borrowings on this line of credit amounted to $1,650,000 and $2,150,000, respectively. The line bore interest at the LIBOR Daily Floating Rate plus 2.75%. At December 31, 2020 and 2019, interest rates were 4.20% and 4.55%, respectively. The line was reviewed annually and was due on demand. This line of credit was secured by substantially all assets of the Company. Mr. Stranberg was a guarantor on the line of credit. We fully repaid and terminated this line of credit on November 22, 2021.

●	We and Alan Chippindale, one of our independent directors, are parties to a Buyer’s Agreement, dated June 25, 2020. Under the agreement, Mr. Chippindale agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with our acquisition of the Wildman Imprint assets. We agreed to pay Mr. Chippindale a fee of $20,000 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. In November 2021, we paid Mr. Chippindale $9,954 as the first annual fee under the agreement. The fees paid or that we have agreed to pay to Mr. Chippindale under the agreement to date have totaled less than $120,000. Our board of directors has determined that he remains eligible under NASDAQ and SEC rules to serve as an “independent director” of the Company and as a member and chairman of our compensation committee and a member of our nominating and corporate governance committee. Due to his compensation under the agreement, the board has determined that he is currently not eligible to be a member of our audit committee.

●	We entered into an agreement with Long Blockchain Corp., or LBCC, and its wholly-owned subsidiary, Stran Loyalty Group Inc., or SLG, dated July 26, 2018. According to a Schedule 13D jointly filed by the Company and Mr. Stranberg on August 7, 2018, as of July 26, 2018, Mr. Stranberg owned a total of 4,288,799 shares or approximately 23.6% of LBCC, which included 1,788,799 shares of common stock of LBCC that he previously acquired with his personal funds, and 2,500,000 shares that were required to be issued to the Company on July 26, 2018 which were deemed beneficially owned by Mr. Stranberg as a control person of the Company. According to a proxy statement filed by LBCC on April 19, 2019, as of April 12, 2019, Mr. Stranberg still beneficially owned 4,233,744 shares or approximately 13.5% of LBCC, including the 2,500,000 shares required to be issued to the Company. This agreement between us, LBCC and SLG was terminated as of July 31, 2020, and the Company has not received any of the 2,500,000 shares.

Under the agreement, we were required to provide SLG with certain assets and services for it to operate loyalty and gift card programs for designated program clients. Under the agreement we were also required to pay SLG all amounts collected by us, other than loyalty card balances, from program clients, and to provide an option to SLG to purchase the operating assets at cost. As compensation, LBCC was required to issue 2,500,000 shares of common stock to us upon signing and certain additional amounts of shares of its common stock to us depending on SLG’s net revenue and operating profit for each of the first two years of the contract, as follows:

Year One LBCC Share Compensation

SLG Net Revenue	SLG Adjusted EBITDA Margin	Number of LBCC Shares Earned
Less than $1,250,000	Less than 20%	The number of LBCC shares earned shall be based upon SLG’s net revenue for year one, divided by the average of the share price of LBCC’s common stock for the last 30 days of the year one measurement period, but in any event, not more than 1,750,000 shares of LBCC common stock, and if SLG’s year one net revenue is less than $625,000, then we forfeit any shares that we would otherwise earn
Equal to or greater than $1,250,000	Equal to or greater than 20%	1,750,000 LBCC shares shall be earned
Equal to or greater than $1,500,000	Equal to or greater than 25%	2,250,000 LBCC shares shall be earned, plus additional shares of LBCC common stock equal to 1.25 multiplied by the amount of SLG’s net revenue for year one that is greater than $1,500,000, divided by the average of the share price of LBCC’s common stock for the last 30 days of the year one measurement period

Year Two LBCC Share Compensation

Net Revenue	Adjusted EBITDA Margin	Number of LBCC Shares Earned
Less than $1,750,000	Less than 20%	The number of LBCC shares earned shall be based upon SLG’s net revenue for year two divided by the trailing 30-day share price of LBCC’s common stock, but in any event, not more than 2,000,000 shares of LBCC common stock
Equal to or greater than $1,750,000 and less than $2,250,000	Equal to or greater than 20%	2,000,000 LBCC shares shall be earned
Equal to or greater than $2,250,000	Equal to or greater than 25%	2,250,000 LBCC shares shall be earned, plus additional LBCC shares of common stock equal to 1.25 multiplied by the amount of SLG’s Net Revenue for year one that is greater than $2,250,000, divided by the average of the share price of LBCC common stock for the last 30 days of the year two measurement period.

Pursuant to the agreement, Mr. Stranberg entered into a subscription agreement with LBCC under which Mr. Stranberg purchased 1,500,000 additional shares of common stock of LBCC at $0.40 per share, or $600,000 in aggregate. According to a Schedule 13D jointly filed by the Company and Mr. Stranberg on August 7, 2018, Mr. Stranberg used personal funds for this purchase. Mr. Stranberg received a three-year warrant from LBCC to purchase an additional 450,000 shares of common stock of LBCC at $0.50 per share. Pursuant to the terms of the warrant, Mr. Stranberg was not permitted to exercise any portion of the warrant to the extent that after giving effect to such issuance after exercise, Mr. Stranberg (together with his affiliates, and any other persons acting as a group together with Mr. Stranberg or any of his affiliates), would beneficially own in excess of 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares issuable upon exercise of the warrant. Pursuant to the subscription agreement, Mr. Stranberg agreed not to sell or transfer the shares and the warrant unless they are subsequently registered under the Securities Act and under applicable securities laws of certain states, or an exemption from such registration is available. Mr. Stranberg did not exercise the warrant.

Under the agreement, we and our affiliates, including Mr. Stranberg, had the option to purchase up to an additional 1,500,000 shares of common stock of LBCC at $0.40 per share prior to July 31, 2019, which if exercised in full would have also entitled us to another warrant to purchase up to an amount of common stock of LBCC equal to 30% of the amount that had been purchased. We and our affiliates, including Mr. Stranberg, did not exercise this option.

The agreement automatically renewed for additional one-year terms unless terminated by either party more than 60 days before the end of the term or upon a material breach of contract by the other party. The agreement did not specify the amount of compensation for additional term years.

Under the agreement, SLG was required to reimburse us for certain expenses that we incur as a result of providing the required program services. The amounts due from SLG at December 31, 2020 and 2019 were $0 and $138,561, respectively.

As required by the agreement with SLG and LBCC, we entered into a separate lockup agreement, dated July 26, 2018, in which we agreed not to transfer or sell the LBCC shares received upon execution and any LBCC shares received as compensation for the first year until July 31, 2019 and January 31, 2020, respectively, with exceptions for specified permitted transferees.

Other than Mr. Stranberg, as disclosed above, and our Vice President of Strategy and Growth Initiatives, John Audibert, who received a nominal number of shares of LBCC in exchange for services provided during 2018, no other officers, directors or shareholders of the Company are shareholders of LBCC.

Overlap in Management with Long Blockchain Corp.

In addition to the other terms of the agreement with SLG and LBCC described above, LBCC and our President, Chief Executive Officer and director Andrew Shape entered into an employment agreement dated as of July 26, 2018, pursuant to which Mr. Shape was appointed chief executive officer and chairman of the board of LBCC from July 2018 to February 2021. As a result of his position as both chief executive officer and chairman of the board of LBCC and as our chief executive officer, president and director, our management overlapped with the management of LBCC during that period.

Under Mr. Shape’s employment agreement, Mr. Shape was entitled to $200,000 annual salary through the equal quarterly issuance of restricted shares of common stock of LBCC at a price per share equal to 85% of the average closing price for ten trading days prior to the end of the quarter, but in any event not less than $0.30 per share. According to page 8 of a proxy statement filed by LBCC on April 22, 2019, as of April 12, 2019, “437,251 shares were earned by Mr. Shape under his employment agreement dated July 26, 2018, but not yet issued.” Pursuant to the employment agreement with LBCC, on May 21, 2019 Mr. Shape was granted a warrant to purchase 2,000,000 shares of common stock of LBCC at a price per share of $0.25, exercisable from January 18, 2019 to January 17, 2023. Mr. Shape has not exercised the warrant. The employment agreement contained other standard provisions including as to termination, nondisclosure and noncompetition. Mr. Shape resigned from his positions with LBCC as of February 2021 and none of our officers, directors or shareholders have any employment or directorship relationship with LBCC.

Revocation of Registration of Common Stock of Long Blockchain Corp.

Pursuant to an “Order Instituting Proceedings Pursuant To Section 12(j) Of The Securities Exchange Act Of 1934, Making Findings, And Revoking Registration Of Securities,” File No. 3-20228, Administrative Proceeding, Release No. 91174 / February 19, 2021, the SEC found that “[f]rom approximately 2015 to 2017, [LBCC]’s principal business was ready-to-drink beverages. In December 2017, the company changed its name to LBCC and announced that it was shifting its business operations from soft drink production to activities related to blockchain technology. Its blockchain business never became operational. LBCC has common stock registered pursuant to Section 12(g). The common stock of LBCC was registered under Section 12(b) of the Exchange Act and traded on NASDAQ until NASDAQ filed a Form 25 on June 6, 2018 to delist the securities. LBCC stock is currently quoted and on OTC Link whose parent company is OTC Markets Group, Inc.” In addition, the SEC found that “LBCC has failed to comply with Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder in that it has not filed an annual report on Form 10-K since the period ended December 31, 2017. LBCC is also delinquent in filing quarterly reports, having not filed a Form 10-Q since the period ended September 30, 2018.” Based in part on these findings, effective February 22, 2021, the SEC revoked the registration of the common stock of LBCC under the Exchange Act, and its stock is no longer listed or quoted on any securities exchange or trading market.

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Prior to November 2021, our board of directors consisted of two (2) directors: Andrew Shape and Andrew Stranberg, neither of whom are independent within the meaning of Nasdaq’s rules. Effective November 8, 2021, Ashley Marshall, Travis McCourt, Alan Chippindale and Alejandro Tani were appointed to our board pursuant to independent director agreements to serve as independent directors.

Under the independent director agreements, each independent director will receive an annual cash fee and an initial award of restricted common stock and stock options. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending March 31, 2022. We granted the restricted stock and options to the independent directors on November 12, 2021. The cash fee paid to each independent director will be $20,000 as to Ms. Marshall, $26,000 as to Mr. McCourt, $26,000 as to Mr. Chippindale, and $20,000 as to Mr. Tani. Under their agreements, 2,892 shares of restricted common stock were awarded to each independent director. The restricted stock will vest in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The options that were awarded to each independent director may be exercised to purchase 5,000 shares of common stock at the exercise price of $4.15 per share. The options vest and become exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the respective independent director continuing in service on our board of directors through each such vesting date. The term of each stock option is ten (10) years from the date of grant. We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the independent director’s duties for us. As also required under the independent director agreements, we have separately entered into a standard indemnification agreement with each of our independent directors, the term of which began upon November 8, 2021.

As a result of these board changes, our board of directors consists of six (6) directors, four (4) of whom are independent within the meaning of Nasdaq’s rules except that Mr. Chippindale will not be determined to meet the independence requirements applicable to our audit committee due to certain fees to which he is entitled. For a discussion of certain consideration relating to transactions with Mr. Chippindale, see the section entitled Item 13 “Certain Relationships and Related Party Transactions, and Director Independence – Transactions with Related Persons”.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter is also available on our website at https://www.stran.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Travis McCourt, Alejandro Tani, and Ashley Marshall, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee, with Mr. McCourt serving as the chairman.

Compensation Committee

Alan Chippindale, Travis McCourt and Alejandro Tani, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our compensation committee, with Mr. Chippindale serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act.

Nominating and Corporate Governance Committee

Alejandro Tani, Ashley Marshall, and Alan Chippindale, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Mr. Tani serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$194,400	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$194,400	$-

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Audit Committee in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Audit Committee will pre-approve any permissible non-audit services to be provided by the Company’s independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Audit Committee may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Audit Committee at its next meeting. All of our accountants’ services described above were pre-approved by the Audit Committee or by one or more members under the delegate authority described above.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 26, 2022)
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of January 31, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 1, 2022)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
4.1	Description of Securities of Stran & Company, Inc.
10.1	Asset Purchase Agreement between Wildman Business Group, LLC and Stran & Company, Inc., dated as of August 24, 2020 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on October 7, 2021)
10.2	Buyer’s Agreement between Engage & Excel Enterprises Inc. and Stran & Company, Inc., dated as of June 25, 2020 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on October 7, 2021)
10.3	Loan Agreement between Bank of America, N.A. and Stran & Company, Inc., dated as of July 18, 2018 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on October 7, 2021)
10.4	Amendment No. 1 Loan Agreement between Bank of America, N.A. and Stran & Company, Inc., dated as of March 18, 2020 (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on October 7, 2021)
10.5	Consent and Reaffirmation of Guarantors and Pledgors of Andrew Stranberg, dated as of March 18, 2020 (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on October 7, 2021)
10.6	Letter from Bank of America, N.A. to Stran & Company, Inc. to extend line of credit, dated as of June 25, 2021 (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on October 7, 2021)
10.7	Amendment No. 2 Loan Agreement between Bank of America, N.A. and Stran & Company, Inc., dated as of August 13, 2020 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on October 7, 2021)
10.8	Consent and Reaffirmation of Guarantors and Pledgors of Andrew Stranberg, dated as of August 13, 2020 (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on October 7, 2021)
10.9	Letter from Bank of America, N.A. to Stran & Company, Inc., dated as of September 14, 2021 (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed on October 7, 2021)
10.10	Continuing and Unconditional Guaranty between Stran & Company, Inc. and Andrew Stranberg, dated as of July 18, 2018 (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on October 7, 2021)
10.11	Security Agreement between Bank of America, N.A. and Stran & Company, Inc., dated as of July 18, 2018 (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed on October 7, 2021)
10.12	Lease Agreement between Campanelli-Trigate Heritage Quincy, LLC and Stran & Company, Inc., dated as of December 26, 2014 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on October 7, 2021)

10.13	First Amendment to Lease Agreement among GCP H2 LLC, GCP H2 A LLC, GCP H2 B LLC, GCP H2 C LLC and Stan & Company, Inc., dated as of May 31, 2019 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on October 7, 2021)
10.14†	Employment Agreement between Stran & Company, Inc. and Andrew Shape, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on October 7, 2021)
10.15†	Employment Agreement between Stran & Company, Inc. and Andrew Stranberg, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on October 7, 2021)
10.16†	Employment Agreement between Stran & Company, Inc. and Randolph Birney, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on October 7, 2021)
10.17†	Employment Agreement between Stran & Company, Inc. and Christopher Rollins, dated as of September 7, 2021 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on October 7, 2021)
10.18	Purchase Money Promissory Note between Andrew Shape and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on October 7, 2021)
10.19	Purchase Money Promissory Note between Randolph Birney and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on October 7, 2021)
10.20	Stock Purchase Agreement between Andrew Shape and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 filed on October 7, 2021)
10.21	Stock Purchase Agreement between Randolph Birney and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 filed on October 7, 2021)
10.22	Stock Purchase Agreement between Theseus Capital Ltd. and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1 filed on October 7, 2021)
10.23	Irrevocable Proxy to Vote Common Stock between Theseus Capital Ltd. and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1 filed on October 7, 2021)
10.24†	Form of Independent Director Agreement between Stran & Company, Inc. and each independent director (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on October 7, 2021)
10.25	Form of Indemnification Agreement between Stran & Company, Inc. and each independent director (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 filed on October 7, 2021)
10.26†	Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on October 7, 2021)
10.27†	Form of Stock Option Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on October 7, 2021)
10.28†	Form of Restricted Stock Award Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1 filed on October 7, 2021)
10.29	Warrant Agency Agreement, dated November 8, 2021, between Stran & Company, Inc. and Vstock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2021)
10.30	Revolving Demand Line of Credit Loan Agreement, dated November 22, 2021, by and between Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2021)
10.31	Revolving Demand Line of Credit Note, dated November 22, 2021, by Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2021)
10.32	Security Agreement, dated November 22, 2021, by and between Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 26, 2021)
10.33	Warehouseman’s Waiver, dated November 4, 2021 and executed November 22, 2021, by and among Harte Hanks Response Management/ Boston, Inc., Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 26, 2021)
10.34	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.35	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and David W. Boral (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.36	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Joseph T. Rallo (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.37	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and U.S. Tiger Securities, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.38†	Consulting Agreement between Stran & Company, Inc., Josselin Capital Advisors, Inc. and John Audibert, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.39	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2021)
10.40	Placement Agency Agreement dated December 8, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2021)

10.41	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 13, 2021)
10.42	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 13, 2021)
10.43	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 13, 2021)
10.44†	Employment Offer Letter, dated March 11, 2022, by and between Stran & Company, Inc. and Sheila Johnshoy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2022)
10.45†	Employment Offer Letter, dated December 6, 2021, by and between Stran & Company, Inc. and Stephen Paradiso
10.46†	Employment Offer Letter, dated November 19, 2021, by and between Stran & Company, Inc. and Jason Nolley
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on October 7, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Stran & Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stran & Company, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 28, 2022

STRAN & COMPANY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$32,226,668	$647,235
Accounts Receivable, Net	8,982,768	5,679,580
Deferred Income Taxes	113,000	-
Inventory	5,230,792	2,499,049
Prepaid Corporate Taxes	87,459	-
Prepaid Expenses	623,402	122,516
Security Deposit	299,411	324,927
	47,563,500	9,273,307

PROPERTY AND EQUIPMENT, NET:	615,837	449,972

OTHER ASSETS:
Intangible Asset - Customer List, Net	1,929,294	2,216,128
Due From Stockholder	-	6,748
Right of Use Asset - Office Leases	1,094,778	1,358,517
	3,024,072	3,581,393
	$51,203,409	$13,304,672

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Note Payable - Line of Credit	$-	$1,650,000
Current Portion of Long Term Debt	-	153,133
Current Portion of Wildman Contingent Earn-Out Liability	665,855	402,730
Current Obligation under Right of Use Asset - Office Leases	310,095	299,765
Accounts Payable and Accrued Expenses	4,983,496	3,267,933
Accrued Payroll and Related	836,915	1,021,971
Corporate Income Taxes Payable	-	231,980
Unearned Revenue	721,608	564,227
Rewards Program Liability	43,878	173,270
Sales Tax Payable	106,824	73,010
Note Payable - Wildman	162,358	162,358
	7,831,029	8,000,377

LONG-TERM LIABILITIES:
Long-Term Debt, Net of Current Portion	-	766,829
Long-Term Wildman Contingent Earn-Out Liability	976,078	1,850,960
Long-Term Obligation under Right of Use Asset - Office Leases	784,683	1,058,752
	1,760,761	3,676,541

STOCKHOLDER’S EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 19,753,852 and 10,000,000 Shares Issued and Outstanding as of December 31, 2021 and 2020, respectively	1,976	1,000
Additional Paid-In Capital	39,747,649	-
Retained Earnings	1,861,994	1,626,754
	41,611,619	1,627,754
	$51,203,409	$13,304,672

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

SALES	$39,702,714	$37,752,173

COST OF SALES:
Purchases	23,972,797	24,167,798
Freight	3,893,847	2,099,511
	27,866,644	26,267,309

GROSS PROFIT	11,836,070	11,484,864

OPERATING EXPENSES:
General and Administrative Expenses	12,273,949	9,994,891
	12,273,949	9,994,891

EARNINGS (LOSS) FROM OPERATIONS	(437,879)	1,489,973

OTHER INCOME AND (EXPENSE):
Other Expense	(83,148)	-
Other Income	15,366	10,000
PPP Loan Forgiveness	770,062	-
Interest Expense	(136,661)	(49,457)
	565,619	(39,457)

INCOME BEFORE INCOME TAXES	127,740	1,450,516

PROVISION FOR INCOME TAXES:	(107,500)	422,236

NET EARNINGS	235,240	1,028,280

NET EARNINGS PER COMMON SHARE
Basic	$0.02	$0.10
Diluted	$0.01	$0.10

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	10,928,043	10,000,000
Diluted	21,023,688	10,000,000

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid in	Retained	Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2020	10,000,000	$1,000	$-	$598,474	$599,474
Net Earnings	-	-	-	1,028,280	1,028,280
Balance, December 31, 2020	10,000,000	1,000	-	1,626,754	1,627,754
IPO Stock Issuance, Net of Expenses	4,987,951	499	17,944,652	-	17,945,151
IPO Warrants Exercised	387,867	39	1,871,179	-	1,871,218
PIPE Stock Issuance, Net	4,371,926	437	19,778,614	-	19,779,051
Stock-Based Compensation	6,108	1	153,204	-	153,205
Net Earnings	-	-	-	235,240	235,240
Balance, December 31, 2021	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$235,240	$1,028,280
Noncash Items Included in Net Earnings:
Deferred Income Taxes (Credit)	(113,000)	-
Depreciation and Amortization	446,713	222,087
Gain on Extinguishment of Debt	(770,062)	-
Intangible Asset - Customer List Impairment	63,204	-
Reduction in Wildman Earn-Out Payment	(611,757)	-
Stock-Based Compensation	153,205	-
(Increase) Decrease In:
Accounts Receivable	(3,303,188)	(563,047)
Due From Affiliate	-	138,561
Inventory	(2,731,743)	(390,879)
Prepaid Corporate Taxes	(87,459)	-
Prepaid Expenses	(500,886)	260,798
Security Deposit	25,516	(323,202)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	1,715,563	(934,281)
Accrued Payroll and Related	(185,056)	145,794
Corporate Income Taxes Payable	(231,980)	75,164
Unearned Revenue	157,381	201,276
Rewards Program Liability	(129,392)	(1,895,849)
Sales Tax Payable	33,814	44,831
	(5,833,887)	(1,990,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property and Equipment	(388,948)	(176,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Borrowings:
Note Payable - Line of Credit	5,725,000	4,680,000
Long-Term Debt	-	919,962
Debt Reduction:
Note Payable - Line of Credit	(7,375,000)	(5,180,000)
Long-Term Debt	(149,900)
Change in Due To/From Stockholder	6,748	(44,055)
Proceeds from IPO Stock Issuance, Net	17,945,151	-
Proceeds from PIPE Stock Issuance, Net	19,779,051	-
Proceeds from Warrants Exercised	1,871,218	-
	37,802,268	375,907

NET INCREASE (DECREASE) IN CASH	31,579,433	(1,791,025)

CASH - BEGINNING	647,235	2,438,260
CASH - ENDING	$32,226,668	$647,235

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2021	2020
Cash Paid During The Period For:
Interest	$136,661	$49,457
Income Taxes	$360,906	$347,072

Schedule of Noncash Investing and Financing Transactions:
Cost of Intangible Asset - Customer List	$-	$2,253,690
Wildman Contingent Earn-Out	-	(2,253,690)
Cash Used for Purchase of Intangible Asset - Customer List	$-	$-

Cost of Wildman Inventory	$-	$649,433
Note Payable - Wildman	-	(162,358)
Cash Used for Purchase Wildman Inventory	$-	$487,075

The accompanying notes are an integral part of these financial statements.

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Organization - Stran & Company, Inc. (the Company) was incorporated under the laws of the Commonwealth of Massachusetts and commenced operations on November 17, 1995. The Company re-incorporated under the laws of the State of Nevada on May 19, 2021.

2.	Operations - The Company is an outsourced marketing solutions provider that sells branded products to customers. The Company purchases products and branding through various third-party manufacturers and decorators and resells the finished goods to customers.

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

7.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

8.	Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

9.	Intangible Asset - Customer List - The Company accounts for intangible assets under the provision of ASC 350-20 “Accounting for Goodwill and Other Intangible Assets.” The provision establishes standards for valuation and amortization of unidentifiable assets.

Under ASC 350-20-35-1, the cost of unidentifiable intangible assets is measured by the excess cost over the fair value of net assets acquired. Intangible assets with indefinite useful lives shall not be amortized until its useful life is determined to be no longer infinite. The intangible assets are evaluated when a triggering event occurs, at least annually, for potential impairment.

10.	Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, earn-out liability, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, earn-out liability and notes payable approximate their fair values based on their short-term nature.

11.	Offering Costs - The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $2,755,344 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the Initial Public Offering and charged to shareholders’ equity upon the completion of the Initial Public Offering.

12.	Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is aimed at creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards (“IFRS”). This new guidance provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue guidance issued by the FASB. ASU 2014-09 also requires both qualitative and quantitative disclosures, including descriptions of performance obligations.

On January 1, 2019, the Company adopted ASU 2014-09 and all related amendments (“ASC 606”) and applied its provisions to all uncompleted contracts using the modified retrospective basis. The application of this new revenue recognition standard resulted in no adjustment to the opening balance of retained earnings.

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

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

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

All performance obligations are satisfied at a point in time.

13.	Freight - The Company includes freight charges as a component of cost of goods sold.

14.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of December 31, 2021 and 2020, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

15.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

16.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

13.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

14.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options

15.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

16.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

B.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at December 31, 2021 and 2020, there was an allowance for doubtful accounts of $302,929 and $150,847, respectively.

C.	INVENTORY:

Inventory consists of the following as of:

	December 31,	December 31,
	2021	2020
Finished Goods (branded products)	$4,124,738	$2,271,982
Goods in Process (un-branded products)	1,106,054	227,067
	$5,230,792	$2,499,049

D.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	December 31,	December 31,
	2021	2020
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	410,030	342,692
Software	975,952	654,340
Transportation Equipment	62,424	62,424
	1,454,070	1,065,120
Accumulated Depreciation	(838,233)	(615,148)
	$615,837	$449,972

E.	INTANGIBLE ASSET - Customer List:

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At December 31, 2021 and 2020, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $69,583 and zero, respectively.

Amortization expense related to intangible asset - customer list was $254,812 and $37,562 for the years ended December 31, 2021 and 2020.

Estimated future amortization expense for the years ended December 31:

2022	$225,369
2023	225,369
2024	225,369
2025	225,369
2026	225,369
$1,126,845

F.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Cost of sales - purchases	$2,109,427	$1,672,223
Other payables and accrued expenses	2,874,069	1,595,710
	$4,983,496	$3,267,933

G.	DUE FROM STOCKHOLDER:

The amount due from stockholder is unsecured and non-interest bearing. There is no formal repayment plan and, accordingly, this amount has been recorded as long-term. At December 31, 2021 and 2020, the amounts due from stockholder were $0 and $6,748, respectively.

H.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $3,500,000 line of credit with Bank of America. At December 31, 2020, borrowings on this line of credit amounted to $1,650,000. The line bears interest at the LIBOR Daily Floating Rate plus 2.75%. At December 31, 2020, interest rates were 4.20%. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company. The line was cancelled in November 2021.

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at December 31, 2021, borrowings on this line of credit amounted to $0. The line bears interest at prime rate plus .5% per annum. At December 31, 2021, the interest rate was 3.75%. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

I.	LONG-TERM DEBT:

Long-Term Debt consists of the following at,:

	December 31,	December 31,
	2021	2020
1.00% Loan Payable - PPP Loan - Bank of America: Due in monthly installments of $1,209 including interest to March 2025.	$-	$770,062
3.75% Loan Payable - EIDL Loan - SBA: Due in monthly installments of $731 including interest to April 2051.	-	149,900
	-	919,962
Current Portion	-	(153,133)
Long-Term Debt	$-	$766,829

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

The Company received forgiveness by the U.S. Small Business Administration (SBA) of the PPP loan in full, effective June 24, 2021.

J.	contingent earn-out liability:

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly. At December 31, 2021 and 2020 the current portion of the earn-out liability amounted to $665,855 and $402,730, respectively. At December 31, 2021 and 2020, the long-term portion of the earn-out liability amounted to $976,078 and $1,850,960, respectively.

K.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At December 31, 2021 and December 31, 2020, the Company had unearned revenue totaling $721,608 and $564,227, respectively.

	December 31,	December 31.
	2021	2020
Balance at January 1,	$564,227	$362,951
Revenue recognized	(39,702,714)	(37,752,173)
Amounts collected or invoiced	39,860,095	37,953,449
Balance at December 31,	$721,608	$564,227

L.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At December 31, 2021 and December 31, 2020, the company had deposits totaling $43,878 and $173,270, respectively.

M.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note N, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three year earn-out period as discussed in Note J. At December 31, 2021, the note totaled $162,358. The Company anticipates that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of December 31, 2021.

N.	Aquisition:

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

Fair Value of Identifiable Assets Acquired:
Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
$2,937,222

Consideration Paid:
Cash	$521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
$2,937,222

O.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities:

	December 31,	December 31,
Operating Leases	2021	2020
Right-Of-Use Assets	$1,094,778	$1,358,517

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	310,095	299,765
Right-Of-Use Asset - Office Leases - Non-Current	784,683	1,058,752
	$1,094,778	$1,358,517

Rent expense for the year ended December 31, 2021 and 2020 totaled $388,769 and $406,806, respectively.

The following is a schedule by years of future minimum lease payments at December 31, 2021:

2022	$310,095
2023	323,001
2024	311,317
2025	150,365
2026	-
$1,094,778

As of December 31, 2021. The Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 2%.

P.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 19,753,852 and 10,000,000 shares were issued and outstanding at December 31, 2021 and 2020, respectively. Common stock holders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

Initial Public Offering

On November 12, 2021, the Company consummated its Initial Public Offering (the IPO) of 4,987,951 Units at a price of $4.15 per Unit, generating gross proceeds of $20,699,996, with each Unit consisting of one share of common stock, $.0001 par value, and one redeemable Public Warrant. IPO proceeds were recorded net of offering costs of $2,755,344. Offering costs consisted principally of underwriting, legal, accounting and other expenses that are directly related to the IPO.

Each redeemable Public Warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company issued the underwriters a total of 149,639 warrants that are not exercisable for six months from the date of its Initial Public Offering at an exercise price of $5.1875 with a five-year expiration term.

As of December 31, 2021 and 2020, warrant holders have exercised 387,867 and zero warrants, respectively. As of December 31, 2021 and 2020, there were 4,749,723 and zero warrants outstanding, respectively.

Private Placement:

On December 10, 2021, the Company consummated the sale of 4,371,926 Units at a price of $4.97 per Unit in a private placement (the PIPE), generating gross proceeds of $21,278,472, with each Unit consisting of one share of common stock, $.0001 par value, and one redeemable warrant. PIPE proceeds were recorded net of offering costs of $1,499,858. Offering costs consisted principally of underwriting, legal, accounting and other expenses that are directly related to the PIPE.

Each redeemable Public Warrant entitles the holder to purchase up to 125% of the number of shares of common stock purchased by such investor in the private placement, or a total of 5,464,903 shares which will expire five years from issuance. The Warrants have certain downward pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants will be subject to a floor price of $4.80 per share before shareholder approval is obtained, and after shareholder approval is obtained, such floor price will be reduced to $1.00 per share, as set forth in the warrants.

Simultaneously with the consummation of the closing of the private placement, the Company issued the underwriters a total of 131,158 warrants that are not exercisable for six months from the date of its PIPE at an exercise price of $4.97 with a five year expiration term.

As of December 31, 2021 and 2020, warrant holders have exercised zero warrants. As of December 31, 2021 and 2020, there were 5,596,061 and zero warrants outstanding, respectively.

Stock Purchase Warrants:

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2021 and 2020. All Warrants are exercisable for a period of five years from the date of issuance:

	Numbers of Warrants	Weighted Average	Weighted Average
	Outstanding	Exercise Price	Life (Years)
Balance January 1, 2020	-	-	-
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance December 31, 2020	-	-	-

Warrants Issued	10,733,651	$4.90	-
Warrants Exercised	(387,867)	-	-
Balance December 31, 2021	10,345,784	$4.90	5

Q.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of stock options to purchase shares of the Company’s common stock and restricted stock to the Company’s employees, officers, directors, and outside consultants. The number of shares of common stock available for issuance under the 2021 Plan is 1,250,432 shares of common stock.

Stock-based compensation expense included the following components:

	2021	2020
Stock Options	$153,205	-
Restricted Stock	14,852	-
	168,057	-

All stock-based compensation expense is recorded in General and Administrative expense in the Statement of Earnings

Stock Options:

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the table below. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company uses historical data on employee turnover and terminations to estimate the percentage of options that will ultimately be exercised. Expected volatility is based on historical volatility from a representative sample of publicly traded companies. The expected term represents the period of time that the options are expected to be outstanding. The risk-free interest rate is estimated using the rate of return on U.S. Treasury Notes with a life that approximates the expected life of the option. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual results differ from the estimates. Stock-based compensation is based on awards that are ultimately expected to vest.

Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; those options generally vest based on four years of continuous service and have 10-year contractual terms.

The Black-Scholes option pricing model assumptions are as follows:

Risk-free interest rate	1.335%
Expected term	5.5-6.25 years
Expected volatility	102.33%
Expected dividends	0%

A summary of option activity under the 2021 Plan as of December 31, 2021 and 2020 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	-	-	-
Granted	-	-	-
Forfeited or Expired and Other Adj	-	-	-
Outstanding at December 31, 2020	-	-	-
Exercisable at December 31, 2020	-	-	-

Granted	1,587,000	$4.19	$2,947,700
Forfeited or Expired and Other Adj	-	-	-
Outstanding at December 31, 2021	1,587,000	$4.19	$2,947,700
Exercisable at December 31, 2021	30,658	$4.15	$58,250

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $4.19 and zero, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 10 years and 0 years as of December 31, 2021 and 2020, respectively.

Restricted Stock:

Restricted stock granted under the 2021 Plan generally vest over 10 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis.

A summary of restricted stock activity under the 2021 Plan as of December 31, 2021 and 2020 and changes during the years then ended is presented below:

Restricted Stock	Shares
Outstanding at January 1, 2020	-
Granted	-
Vested	-
Forfeited	-
Outstanding at December 31, 2020	-

Granted	160,318
Vested	(6,108)
Forfeited	-
Outstanding at December 31, 2021	154,210

R.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of December 31,:

	2021	2020
Numerator:
Net Income (Loss)	$235,240	$1,028,280
Denominator
Basic weighted-average common shares outstanding	10,928,043	10,000,000
Diluted weighted-average common shares outstanding	21,023,688	10,000,000

Basic Earnings Per Share	$0.02	$0.10
Diluted Earnings Per Share	$0.01	$0.10

Dilutive securities that were included in the calculation are as follows:

	2021	2020
Stock Warrants	10,064,987	-
Stock Options	30,658	-
Total	10,095,645	-

S.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes for 2021 and 2020 consisted of the following:

	2021	2020
Federal:
Current	$-	$303,936
Deferred	(76,300)	-
Total	(76,300)	303,936

State:
Current	5,500	118,300
Deferred	(36,700)	-
Total	(31,200)	118,300
Provision for income taxes	$(107,500)	$422,236

The Company has an income tax NOL carryforward related to continued operations as of December 31, 2021 and 2020 of approximately $113,000 and zero, respectively. As of December 31, 2021 and 2020, the carryforward is recorded as a deferred tax asset of $113,000 and zero, respectively. Such deferred tax assets can be carried forward indefinitely.

T.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2021 and 2020, advertising costs amounted to $135,436 and $99,241, respectively.

U.	MAJOR CUSTOMERs:

For the year ended December 31, 2021, the Company had no major customers.

For the year ended December 31, 2020, the Company had one major customer to which sales accounted for approximately 14% of the Company’s revenues. The Company had no accounts receivable from this customer.

V.	SUBSEQUENT EVENTS:

Management has evaluated events occurring after the balance sheet date through March 28, 2022, the date in which the financial statements were available to be issued.

On January 21, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with G.A.P. Promotions, LLC, a Massachusetts limited liability company (the “Seller”), pursuant to which the Company agreed to acquire substantially all of the assets of the Seller used in the Seller’s branding, marketing and promotional products and services business, for an aggregate purchase price of (a) $500,000 in cash, subject to adjustment as set forth in the Purchase Agreement (the “Closing Cash Payment”); (b) a certain amount of restricted shares of the Company’s common stock; (c) installment payments equal to (i) $180,000 on the first anniversary of the date of the consummation of the transactions contemplated by the Purchase Agreement (the “Closing Date”) and (ii) $300,000 on the second anniversary of the Closing Date; (d) an amount equal to the amount paid by the Seller (at cost) for all of the Seller’s Inventory (as defined in the Purchase Agreement) that is on hand as of the Closing Date; and (e) the Earn Out Payments. The Acquisition closed on January 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2022	STRAN & COMPANY, INC.

/s/ Andrew Shape
Name: Andrew Shape
Title: Chief Executive Officer and President
(Principal Executive Officer)

/s/ Christopher Rollins
Name: Christopher Rollins
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew Shape	Chief Executive Officer, President and Director	March 28, 2022
Andrew Shape	(principal executive officer)

/s/ Christopher Rollins	Chief Financial Officer	March 28, 2022
Christopher Rollins	(principal financial and accounting officer)

/s/ Andrew Stranberg	Executive Chairman	March 28, 2022
Andrew Stranberg

/s/ Travis McCourt	Director	March 28, 2022
Travis McCourt
/s/ Alan Chippindale	Director	March 28, 2022
Alan Chippindale
/s/ Alejandro Tani	Director	March 28, 2022
Alejandro Tani
/s/ Ashley Marshall	Director	March 28, 2022
Ashley Marshall