Form 10-Q
period 2022-03-31
Stran & Company, Inc.
filed 2022-05-13
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 11, 2022, there were 20,019,333 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

STRAN & COMPANY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$40,004,860	$32,226,668
Accounts Receivable, Net	9,844,720	8,982,768
Deferred Income Taxes	287,400	113,000
Inventory	6,147,458	5,230,792
Prepaid Corporate Taxes	87,459	87,459
Prepaid Expenses	497,303	623,402
Deposits	837,655	299,411
	57,706,855	47,563,500

PROPERTY AND EQUIPMENT, NET:	650,185	615,837

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	4,113,542	1,929,294
Right of Use Asset - Office Leases	1,019,412	1,094,778
	5,132,954	3,024,072
	$63,489,994	$51,203,409

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$1,572,970	$665,855
Current Obligation under Right of Use Asset - Office Leases	314,793	310,095
Accounts Payable and Accrued Expenses	4,002,765	4,983,496
Accrued Payroll and Related	711,020	836,915
Unearned Revenue	1,786,381	721,608
Rewards Program Liability	10,043,878	43,878
Sales Tax Payable	110,748	106,824
Note Payable - Wildman	162,358	162,358
	18,704,913	7,831,029

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liability	1,488,603	976,078
Long-Term Obligation under Right of Use Asset - Office Leases	704,619	784,683
	2,193,222	1,760,761

STOCKHOLDER'S EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 20,127,788 and 19,753,852 Shares Issued and Outstanding as of March 31, 2022 and December 31, 2021, respectively	2,014	1,976
Additional Paid-In Capital	41,273,665	39,747,649
Retained Earnings	1,316,180	1,861,994
	42,591,859	41,611,619
	$63,489,994	$51,203,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	2022	2021

SALES	$12,259,583	$7,544,191

COST OF SALES:
Purchases	7,956,616	4,535,233
Freight	1,084,802	717,250
	9,041,418	5,252,483

GROSS PROFIT	3,218,165	2,291,708

OPERATING EXPENSES:
General and Administrative Expenses	4,024,218	2,645,457
	4,024,218	2,645,457

EARNINGS (LOSS) FROM OPERATIONS	(806,053)	(353,749)

OTHER INCOME AND (EXPENSE):
Other Expense	(3,680)	-
Other Income	90,595	-
Interest Expense	(3,731)	(12,862)
	83,184	(12,862)

INCOME BEFORE INCOME TAXES	(722,869)	(366,611)

PROVISION FOR INCOME TAXES:	(177,055)	(76,526)

NET EARNINGS	(545,814)	(290,085)

NET EARNINGS PER COMMON SHARE
Basic	$(0.03)	$(0.03)
Diluted	$(0.02)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	20,061,143	10,000,000
Diluted	31,777,338	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid in	Retained	Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2021	10,000,000	$1,000	$-	$1,626,755	$1,627,755
Net Earnings	-	-	-	(290,085)	(290,085)
Balance, March 31, 2021	10,000,000	1,000	-	1,336,670	1,337,670

Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	46,083	5	99,995	-	100,000
Stock-Based Compensation	56,264	6	118,686	-	118,692
Net Earnings	-	-	-	(545,814)	(545,814)
Balance, March 31, 2022	20,127,788	$2,014	$41,273,665	$1,316,180	$42,591,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$(545,814)	$(290,085)
Noncash Items Included in Net Earnings:
Deferred Income Taxes (Credit)	(174,400)	(76,526)
Depreciation and Amortization	144,253	84,448
Intangible Asset - Customer List Impairment	64	-
Reduction in Wildman Earn-Out Payment	(215,360)	-
Stock-Based Compensation	118,692	-
(Increase) Decrease In:
Accounts Receivable	(861,952)	1,662,666
Due From Wildman	-	(279,283)
Inventory	(916,666)	(288,608)
Prepaid Expenses	126,100	(111,135)
Deposits	(538,244)	214,495
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	(980,731)	(516,555)
Accrued Payroll and Related	(125,895)	57,538
Unearned Revenue	1,064,773	(272,155)
Rewards Program Liability	10,000,000	(129,392)
Sales Tax Payable	3,924	(16,738)
	7,098,744	38,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Intangible Assets - Customer Lists	(540,290)	-
Additions to Property and Equipment	(87,624)	(123,084)
	(627,914)	(123,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Borrowings:
Note Payable - Line of Credit	-	1,400,000
Debt Reduction:
Note Payable - Line of Credit	-	(1,400,000)
Change in Due To/From Stockholder	-	(48,717)
Proceeds from Warrants Exercised	1,307,362	-
	1,307,362	(48,717)

NET INCREASE (DECREASE) IN CASH	7,778,192	(133,131)

CASH - BEGINNING	32,226,668	647,235
CASH - ENDING	$40,004,860	$514,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2022	2021
Cash Paid During The Period For:
Interest	$3,731	$12,862
Income Taxes	$76,073	$-

Schedule of Noncash Investing and Financing Transactions:
Cost of Intangible Asset - Customer List	$2,275,290	$-
G.A.P. Contingent Earn-Out	(1,635,000)	-
Restricted Stock	(100,000)	-
Cash Used for Purchase of Intangible Asset - Customer List	$540,290	$-

Cost of Inventory	$91,096	$-
Working Capital	941,919	-
Additional Acquisition Costs in AP	(62,433)	-
Cash Used for Purchase Inventory and Working Capital	$970,582	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stran & Company, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Organization - Stran & Company, Inc. (the “Company”), was incorporated under the laws of the Commonwealth of Massachusetts and commenced operations on November 17, 1995. The Company re-incorporated under the laws of the State of Nevada on May 24, 2021.

2.	Operations - The Company is an outsourced marketing solutions provider that sells branded products to customers. The Company purchases products and branding through various third-party manufacturers and decorators and resells the finished goods to customers.

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”),, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

7.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

8.	Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

9.	Intangible Asset - Customer List - The Company accounts for intangible assets under the provision of ASC 350-20 “Accounting for Goodwill and Other Intangible Assets.” The provision establishes standards for valuation and amortization of unidentifiable assets.

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

All performance obligations are satisfied at a point in time.

12.	Freight - The Company includes freight charges as a component of cost of goods sold.

13.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of March 31, 2022 and 2021, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

14.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

15.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

13.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

14.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

15.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

16.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

17.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

B.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at March 31, 2022 and December 31, 2021, there was an allowance for doubtful accounts of $262,847 and $302,929, respectively.

C.	INVENTORY:

Inventory consists of the following as of:

	March 31,	December 31,
	2022	2021
Finished Goods (branded products)	$5,323,747	$4,124,738
Goods in Process (un-branded products)	823,711	1,106,054
	$6,147,458	$5,230,792

D.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	March 31,	December 31,
	2022	2021
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	432,255	410,030
Software	1,041,351	975,952
Transportation Equipment	62,424	62,424
	1,541,694	1,454,070
Accumulated Depreciation	(891,509)	(838,233)
	$650,185	$615,837

E.	INTANGIBLE ASSET - Customer List:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note H and Note L. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At March 31, 2022 and December 31, 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $131,471 and $69,583, respectively.

Amortization expense related to intangible asset - customer list was $53,055 and $37,561 for the three months ended March 31, 2022 and 2021.

Estimated future amortization expense for the years:

2022	$212,222
2023	212,222
2024	212,222
2025	212,222
2026	212,222
$1,061,110

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note H and Note L. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At March 31, 2022 and December 31, 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer list was $37,922 and zero for the three months ended March 31, 2022 and 2021.

Estimated future amortization expense for the years:

2022	$208,568
2023	227,529
2024	227,529
2025	227,529
2026	227,529
$1,118,684

F.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Cost of sales - purchases	$1,953,846	$2,109,427
Other payables and accrued expenses	2,048,919	2,874,069
	$4,002,765	$4,983,496

G.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at March 31, 2022 and December 31, 2021, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At March 31, 2022 and December 31, 2021, the interest rate was 4.00%. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

H.	contingent earn-out liabilities:

Wildman Acquisition

In connection with the asset acquisition, as discussed in Note L, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly. At March 31, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $923,970 and $665,855, respectively. At March 31, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to $502,603 and $976,078, respectively.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note L, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to thirty-one percent (31%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the first anniversary date of the purchase. At March 31, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $649,000 and zero, respectively. At March 31, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to $986,000 and zero, respectively.

I.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At March 31, 2022 and December 31, 2021, the Company had unearned revenue totaling $1,786,381 and $721,608, respectively.

	March 31,	December 31,
	2022	2021
Balance at January 1,	$721,608	$564,227
Revenue recognized	(12,259,583)	(39,702,714)
Amounts collected or invoiced	13,324,356	39,860,095
Unearned Revenue	$1,786,381	$721,608

J.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At March 31, 2022 and December 31, 2021, the company had deposits totaling $10,043,878 and $43,878, respectively.

K.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note L, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three year earn-out period as discussed in Note H. At March 31, 2022, the note totaled $162,358. The Company anticipates that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of March 31, 2022.

L.	Aquisitions:

Wildman Acquisition

On August 24, 2020, the Company entered into an asset purchase agreement to acquire inventory, select fixed assets, and a customer list from Wildman Business Group, LLC (WBG). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,937,222.

Fair Value of Identifiable Assets Acquired:
Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
$2,937,222

Consideration Paid:
Cash	$521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
$2,937,222

G.A.P. Acquisition

On January 31, 2022, the Company closed on an asset purchase agreement to acquire inventory, select fixed assets, and a customer list from G.A.P. Promotions, LLC (“G.A.P.”). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $3,245,872.

Fair Value of Identifiable Assets Acquired:
Inventory	$91,096
Working Capital	879,486
Intangible - Customer List	2,275,290
$3,245,872

Consideration Paid:
Cash	$1,510,872
Restricted Stock	100,000
G.A.P. Contingent Earn-Out Liability	1,635,000
$3,245,872

M.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities:

	March 31,	December 31,
Operating Leases	2022	2021
Right-Of-Use Assets	$1,019,412	$1,094,778

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	314,793	310,095
Right-Of-Use Asset - Office Leases - Non-Current	704,619	784,683
	$1,019,412	$1,094,778

Rent expense for the three months ended March 31, 2022 and 2021 totaled $105,502 and $101,531, respectively.

The following is a schedule by years of future minimum lease payments:

2022	$345,474
2023	338,028
2024	324,462
2025	135,740
2026	-
$1,143,704

As of March 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 2%.

N.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company's Articles of Incorporation dated May 19, 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 20,127,788 and 10,000,000 shares were issued and outstanding at March 31, 2022 and 2021, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

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

Each redeemable warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share as of March 31, 2022, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the IPO, the Company issued the underwriters a total of 149,639 warrants that are exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

As of March 31, 2022 and 2021, warrant holders have exercised 659,456 and zero warrants, respectively. As of March 31, 2022 and 2021, there were 4,328,495 and zero warrants outstanding, respectively.

Private Placement:

On December 10, 2021, the Company consummated the sale of 4,371,926 shares of common stock at a price of $4.97 per share in a private placement (the PIPE), generating gross proceeds of $21,278,472, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, or a total of 5,464,903 shares, at an exercise price of $4.97 per share. PIPE proceeds were recorded net of offering costs of $1,499,858. Offering costs consisted principally of placement agent, legal, accounting and other expenses that are directly related to the PIPE.

Each warrant entitles the holder to purchase up to 125% of the number of shares of common stock purchased by such investor in the private placement, or a total of 5,464,903 shares which will expire five years from issuance. The warrants have certain downward pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants will be subject to a floor price of $4.80 per share before shareholder approval is obtained, and after shareholder approval is obtained, such floor price will be reduced to $1.00 per share, as set forth in the warrants. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of the Company’s outstanding voting stock on December 10, 2021 approved the Company’s entry into the private placement. The Company filed preliminary and definitive information statements on Schedule 14C with the SEC on December 29, 2021 and January 11, 2022, respectively, and delivered copies of the definitive information statement to shareholders January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the private placement warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable.

Simultaneously with the consummation of the closing of the PIPE, the Company issued the placement agent a total of 131,158 warrants that are exercisable for sixed months from the date of the PIPE at an exercise price of $4.97 with a five year expiration term.

As of March 31, 2022 and 2021 warrant holders have exercised zero warrants. As of March 31, 2022 and 2021, there were 5,596,061 and zero warrants outstanding, respectively.

Stock Purchase Warrants:

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2022 and 2021. All warrants are exercisable for a period of five years from the date of issuance:

	Numbers of Warrants	Weighted Average Exercise	Weighted Average
	Outstanding	Price	Life (Years)
Balance January 1, 2021	-	-	-
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance March 31, 2021	-	-	-

Balance January 1, 2022	10,345,784	$4.90
Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$4.90	-
Balance March 31, 2022	10,074,195	$4.90	5

O.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. The number of shares of common stock available for issuance under the 2021 Plan is 942,068 shares of common stock.

Stock-based compensation expense included the following components:

	2022	2021
Stock Options	$28,730	-
Restricted Stock	89,962	-
	118,692	-

All stock-based compensation expense is recorded in General and Administrative expense in the Statement of Earnings.

Non-Qualified Stock Options:

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

The Black-Scholes option pricing model assumptions are as follows:

Risk-free interest rate	1.335%
Expected term	5.5-6.25 years
Expected volatility	102.33%
Expected dividends	0%

A summary of option activity under the 2021 Plan as of March 31, 2022 and 2021 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	-	-	-
Granted	-	-	-
Forfeited or Expired and Other Adj	-	-	-
Outstanding at March 31, 2021	-	-	-
Exercisable at March 31, 2021	-	-	-

Outstanding at January 1, 2022	1,603,000	$4.15	$3,045,700
Granted	61,000	$1.80	(2,820)
Forfeited or Expired and Other Adj	(22,000)	$4.15	52,800
Outstanding at March 31, 2022	1,642,000	$4.06	$(3,797,220)
Exercisable at March 31, 2022	75,256	$3.97	$(167,318)

The weighted-average grant-date fair value of options granted during the years ended March 31, 2022 and 2021 was $4.06 and zero, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 10 years and 0 years as of March 31, 2022 and 2021, respectively.

Restricted Stock :

Restricted stock granted under the 2021 Plan generally vest over 10 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis.

A summary of restricted stock activity under the 2021 Plan as of March 31, 2022 and 2021 and changes during the years then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2021	-
Granted	-
Vested	-
Forfeited	-
Outstanding at March 31, 2021	-

Outstanding at January 1, 2022	154,960
Granted	125,000
Vested	(56,263)
Forfeited	-
Outstanding at March 31, 2022	223,697

P.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of March 31,:

	2022	2021
Numerator:
Net Income (Loss)	$(545,814)	$(290,085)
Denominator
Basic weighted-average common shares outstanding	20,061,143	10,000,000
Diluted weighted-average common shares outstanding	31,777,338	10,000,000

Basic Earnings Per Share	$(0.03)	$(0.03)
Diluted Earnings Per Share	$(0.02)	$(0.03)

Dilutive securities that were included in the calculation are as follows:

	2022	2021
Stock Options	10,074,195	-
Stock Warrants	1,642,000	-
Total	11,716,195	-

Q.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
Federal:
Current	$-	$-
Deferred	(131,800)	(56,126)
Total	(131,800)	(56,126)

State:
Current	-	-
Deferred	(45,255)	(20,400)
Total	(45,255)	(20,400)
Provision for income taxes	$(177,055)	$(76,526)

The Company has an income tax NOL carryforward related to continued operations as of March 31, 2022 and 2021 of approximately $174,400 and zero, respectively. As of March 31, 2022 and 2021, the carryforward is recorded as a deferred tax asset of $287,400 and $75,526, respectively. Such deferred tax assets can be carried forward indefinitely.

R.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended March 31, 2022 and 2021, advertising costs amounted to zero and $26,615, respectively.

S.	MAJOR CUSTOMERs:

For the three months ended March 31, 2022, the Company had one major customer to which sales accounted for approximately 12.3% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 16.8% of the total accounts receivable balance.

For the three months ended March 31, 2021, the Company had one major customer to which sales accounted for approximately 8.1% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 14% of the total accounts receivable balance.

T.	SUBSEQUENT EVENTS:

Management has evaluated events occurring after the balance sheet date through May 13, 2022, the date in which the financial statements were available to be issued.

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

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic our operations and financial condition in general;

●	social and economic trends due to the loosening of public health measures against the COVID-19 pandemic;

●	the direction, intensity and duration of expected trends in freight expenses, raw material costs, port congestion, and other supply chain challenges;

●	the timing, availability and effects on our stock price and financial condition of our share repurchase program;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	our expectations regarding the use of proceeds from our initial public offering and subsequent private placement;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2020 and 2021, program clients accounted for 77.6% and 75.7% of total revenue, respectively. For the three months ended March 31, 2022 and 2021, program clients accounted for 81.8% and 73.4% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. We believe that our program clients tend toward longer-lasting relationships that may help us secure recurring revenue well into the future.

Our sales increased 62.5% year-over-year in the first three months of 2022 compared to the first three months of 2021 due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions, LLC, or G.A.P. Promotions, assets in January 2022. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus, the return of many significant in-person tradeshows and other industry-related opportunities, and societal reopening in general will help compensate for lower sales in prior periods. However, these trends will be partially offset by continued increases in expenses, especially higher freight charges, raw material costs and a more challenging supply chain such as port congestion. According to a global pricing index published by London-based Drewry Shipping Consultants Ltd, the average price worldwide to ship a 40-foot shipping container reached $7,728 for the week ended May 5, 2022, which is 41% higher than the same week in 2021. According to the U.S. Bureau of Labor Statistics, the Producer Price Index for final demand moved up 11.2% for the 12 months ended in March 2022 on an unadjusted basis, the largest increase since 12-month data were first calculated in November 2010.

We have also noted that some of our customers have indicated that a greater number of their employees work from home than in past periods. We believe this increase may be partially a result of the relatively new risk to office work from the COVID-19 pandemic, and that this trend may continue due to the more contagious Omicron variant of the COVID-19 virus. As a result, we have been, and expect to continue, drop-shipping more materials directly to people at their homes than in periods before the advent of the COVID-19 pandemic. We expect that this trend will continue to yield increased freight service fees and fulfillment revenue as well as associated costs.

For additional discussion, see “Impact of COVID-19 Pandemic” below.

As of March 31, 2022, we had $63.5 million of total assets with $42.6 million of total shareholder equity.

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

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance and will likely continue to do so. As was typical for other firms in the promotional products industry, from March 2020 through March 2022, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. Likewise, we believe the pandemic’s effects on the economy caused us to experience higher costs of supplies of product materials due to continued pandemic-related expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as port congestion. We expect these effects to continue for the remainder of 2022.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to being a service-driven, feature-rich, and customer-focused company that provides our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	We adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees;

●	We explored acquisition opportunities and executed the acquisitions of the customer base of Wildman Imprints with historical revenue exceeding $10 million annually in September 2020 and the promotional products business of G.A.P. Promotions with 2021 revenue of approximately $7.2 million in January 2022;

●	We retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively;

●	We concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and healthcare industries;

●	We retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs; and

●	We refocused our marketing activities on more client-specific revenue generating activities that reduced spend while remaining effective.

We believe that we have seen encouraging signs of recovery from the effects of the COVID-19 pandemic. There has been a significant increase in the amount of requests for proposal and other customer inquiries since the beginning of 2021. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus and societal reopening will help compensate for lower sales in prior periods.

We believe that we have fully complied with all state and local requirements relating to COVID-19. As described above, we have undertaken various measures in an effort to mitigate the spread of COVID-19. We have also enacted business continuity plans, which may make maintaining our normal level of corporate operations, quality controls and internal controls difficult. Moreover, the COVID-19 pandemic may cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, the COVID-19 pandemic and mitigation efforts may also adversely affect our customers’ financial condition, resulting in reduced spending for the products we sell.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2021

Consolidated Operations Data	Three Months Ended
	March 31, 2022	March 31, 2021
Sales	$12,259,583	$7,544,191

Cost of Sales:
Purchases	7,956,616	4,535,233
Freight	1,084,802	717,250
Total Cost of Sales	9,041,418	5,252,483

Gross Profit	3,218,165	2,291,708

Operating Expenses:
General and Administrative Expenses	4,024,218	2,645,457
Total Operating Expenses	4,024,218	2,645,457

Earnings (Loss) from Operations	(806,053)	(353,749)

Other Income and (Expense):
Other Expense	(3,680)	-
Other Income	90,595	-
Interest Expense	(3,731)	(12,862)
Total Other Income and (Expense)	83,184	(12,862)

Income Before Income Taxes	(722,869)	(366,611)

Provision for Income Taxes	(177,055)	(76,526)

Net Earnings (Loss)	(545,814)	(290,085)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 62.5% from $7.5 million for the three months ended March 31, 2021 to $12.3 million for the three months ended March 31, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions assets in January 2022.

The January 2022 acquisition of the G.A.P. Promotions assets generated $0.9 million of sales for the three months ended March 31, 2022 compared to no sales from such assets in the three months ended March 31, 2021. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions asset acquisition, increased 50.8%, or $3.9 million, from $7.5 million in the three months ended March 31, 2021 to $11.4 million in the three months ended March 31, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 72.1% from $5.3 million for the three months ended March 31, 2021 to $9.0 million for the three months ended March 31, 2022. As a percentage of sales, cost of sales increased from 69.6% in the three months ended March 31, 2021 to 73.7% in the three months ended March 31, 2022. More specifically, cost of purchases increased from $4.5 million in the three months ended March 31, 2021 to $8.0 million in the three months ended March 31, 2022, or 75.4%. As a percentage of sales, cost of purchases increased from 60.1% in the three months ended March 31, 2021 to 64.9% in the three months ended March 31, 2022. In addition, freight costs increased from $0.7 million in the three months ended March 31, 2021 to $1.1 million in the three months ended March 31, 2022, or 51.2%. As a percentage of sales, freight costs decreased from 9.5% in the three months ended March 31, 2021 to 8.8% in the three months ended March 31, 2022. The increase in the dollar amount of cost of purchases was primarily due to an increase in sales of 62.5% during that same period, while the increase in freight costs was primarily due to a general increase in freight costs, both domestic and international, as well as a shift to shipping to individual locations (households) we believe as a result of the COVID-19 pandemic.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 52.1%, or $1.4 million, from $2.6 million for the three months ended March 31, 2021 to $4.0 million for the three months ended March 31, 2022. As a percentage of sales, operating expenses decreased from 35.1% in the three months ended March 31, 2021 to 32.8% in the three months ended March 31, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of $1.4 million, or 52.1%, which in turn was primarily due to additional expenses related to the acquisition of the G.A.P. Promotions assets, the implementation of a new ERP system on Oracle’s NetSuite platform, ongoing public company expenses and organic growth in our business.

Other Income and Expense

Other income and expense consist of interest expense, other expense, and other income. Our interest expense decreased $9,131 from $12,862 in the three months ended March 31, 2021 to $3,731 in the three months ended March 31, 2022. This decrease was primarily due to the repayment of our line of credit. Our other expense increased $3,680 from $0 in the three months ended March 31, 2021 to $3,680 in the three months ended March 31, 2022. This was primarily due to an accrual adjustment to the Wildman earn-out. Our other income increased $90,595 from $0 in the three months ended March 31, 2021 to $90,595 in the three months ended March 31, 2022. This increase was primarily due to a payroll tax refund and gain on impairment from the Wildman earn-out.

Income Taxes

Our effective income tax rate was 24.5% and 20.9% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, our effective income tax rate was 0.0% and 24.5% for current and deferred taxes, respectively. For the three months ended March 31, 2021, our effective tax rate was 0.0% and 20.9% for current taxes and deferred taxes, respectively. The change in the effective tax rate was driven by change from 18.2% to 15.3% in our effective federal income tax rate and a change from 5.6% to 6.3% in our effective state income tax rate. For further discussion of changes in the effective tax rate, refer to Notes A.13. and A.14. to our financial statements included with this report.

Net Earnings and Losses

Our net earnings decreased 88.2% from a net loss of $0.3 million for the three months ended March 31, 2021 to a net loss of $0.5 million for the three months ended March 31, 2022. This decrease was primarily due to integration expenses related to the acquisition of the G.A.P. Promotions assets, ongoing expenses related to being a public company, and higher cost of purchases. These factors were only partially offset by the increase in sales from the three months ended March 31, 2021 to the three months ended March 31, 2022 of $4.7 million from our January 2022 G.A.P. Promotions asset purchase and the increase of $3.9 million from recurring organic sales from the three months ended March 31, 2021 to the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of approximately $40.0 million, however, approximately $10.0 million of such cash represented net deposits into reward program accounts, and may only be used as permitted under the respective reward program. As such, our total cash and cash equivalents for uses other than meeting obligations under reward programs was approximately $30.0 million as of March 31, 2022. Prior to our initial public offering, we financed our operations primarily through revenue generated from operations and bank borrowings, including a $3.5 million line of credit held with Bank of America during the quarter ended March 31, 2021. Our line of credit agreement with Bank of America was terminated on November 22, 2021 and on the same date was replaced with a secured revolving demand line of credit with Salem Five Cents Savings Bank for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$7,098,744	$38,670
Net cash provided by (used in) investing activities	(627,914)	(123,084)
Net cash provided by (used in) financing activities	1,307,362	(48,717)
Net increase (decrease) in cash and cash equivalents	7,778,192	(133,131)
Cash and cash equivalents at beginning of period	32,226,668	647,235
Cash and cash equivalents at end of period	$40,004,860	$514,104

Net cash provided by operating activities was approximately $7.1 million for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $38,670 for the three months ended March 31, 2021. For the three months ended March 31, 2022, increases in accounts receivable, inventory, unearned revenue and rewards program liability were the primary drivers of the net cash provided by operating activities. For the three months ended March 31, 2021, decreases in accounts receivable and accounts payable were the primary drivers of the net cash provided by operating activities. The increase in net cash provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 occurred in the normal course of business due to growth in organic business as well as the integration of the G.A.P. Promotions assets.

Net cash used in investing activities was approximately $0.6 million for the three months ended March 31, 2022, and $0.1 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, additions to intangible assets related to customer lists and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. For the three months ended March 31, 2021, additions to software-related property and equipment was the primary driver of the net cash used in investing activities. The increase in net cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the addition of new intangible assets related to the customer list acquired in January 2022 as part of the G.A.P. Promotions assets acquisition.

Net cash provided by financing activities was approximately $1.3 million for the three months ended March 31, 2022, as compared to net cash used in financing activities of $48,717 for the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of net proceeds received from the exercise of our publicly-traded warrants. For the three months ended March 31, 2021, net cash used in financing activities consisted primarily of borrowings and reductions on our bank line of credit. The increase in net cash provided by financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the exercise of our publicly-traded warrants during the three months ended March 31, 2022.

On April 15, 2020, we received loan proceeds from Bank of America in the amount of approximately $770,062 under the Payment Protection Program, or PPP, implemented by the U.S. Small Business Administration (“SBA”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average qualifying monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

We received forgiveness by the SBA of the PPP loan in full, effective June 24, 2021.

As of December 31, 2020, approximately $149,900 was due under our Economic Injury Disaster Loan, or EIDL, program loan. It was due in monthly installments of $731 including interest to April 2051. During the three months ended March 31, 2021, payments totaling $2,193 were made under the EIDL program loan. The amount was fully repaid on December 20, 2021.

Initial Public Offering

On November 12, 2021, we completed our initial public offering (the “IPO”) of 4,337,349 units, at a price to the public of $4.15 per unit, with each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock, before underwriting discounts and commissions. The publicly-traded warrants initially had an exercise price per share of $5.1875, equal to 125% of the initial public offering price per unit in the IPO. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined (See “— Private Placement” below), after attributing a warrant value of $0.125, the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. The publicly-traded warrants are immediately exercisable and expire on the fifth anniversary of the original issuance date.

We also granted the underwriters a 45-day option to purchase up to an additional 650,602 shares of common stock and/or publicly-traded warrants to purchase up to 650,602 shares of common stock at the IPO price less the underwriting discounts, representing fifteen percent (15%) of the units sold in the IPO. At the closing of the IPO, the representative of the underwriters fully exercised its option to purchase an additional 650,602 shares of common stock and 650,602 publicly-traded warrants. Therefore, we sold 4,987,951 shares of common stock and 4,987,951 publicly-traded warrants for total gross proceeds of approximately $20.7 million.

In addition to the underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we agreed to grant warrants to the representative of the underwriters or its designees to purchase a total of 149,639 shares of common stock at an exercise price of $5.1875. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing May 12, 2022.

After deducting underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we received net proceeds of approximately $17.9 million at the closing of the IPO. Assuming the exercise of all of the publicly-traded warrants and representative’s warrants, we would receive additional total proceeds of approximately $21.6 million. As of March 31, 2022, we had received a total of approximately $3.2 million from the exercise of our publicly-traded warrants from the exercise of publicly-traded warrants to purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the representative’s warrants.

The IPO was made pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was filed with the SEC, and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing on November 8, 2021. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

The following is our reasonable estimate of the uses of the proceeds from the IPO during the quarter ended March 31, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$1.5 million was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$2.2 million was used for working capital; and

●	None was used for temporary investments.

As of March 31, 2022, we had not yet used approximately $5.8 million of the proceeds of the IPO.

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

Private Placement

On December 10, 2021, the Company completed a private placement with several investors, wherein a total of 4,371,926 shares of the Company’s common stock were issued at a purchase price of $4.97 per share, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, or 5,464,903 shares of common stock in aggregate, at an exercise price of $4.97 per share, for a total purchase price of approximately $21.7 million. The private placement warrants were immediately exercisable on the date of issuance, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants were subject to a floor price of $4.80 per share prior to shareholder approval of such subsequent equity sale, and a floor price of $1.00 per share after such shareholder approval is obtained. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of our outstanding voting stock approved the Company’s entry into the private placement. We filed preliminary and definitive information statements on Schedule 14C with the SEC on December 29, 2021 and January 11, 2022, respectively, and delivered copies of the definitive information statement to shareholders January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the private placement warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable.

The Company engaged EF Hutton as the Company’s placement agent for the private placement pursuant to a Placement Agency Agreement (the “PAA”) dated as of December 8, 2021. Pursuant to the PAA, the Company agreed to pay EF Hutton a cash placement fee equal to 8.0% of the gross proceeds of the Offering, an additional cash fee equal to 0.5% of the gross proceeds raised by the Company in the offering for non-accountable expenses, and also agreed to reimburse EF Hutton up to $100,000 for accountable expenses. In addition, EF Hutton’s designees received warrants to purchase an aggregate of 131,158 shares of common stock, which is equal to 3.0% of the total number of shares issued in the private placement, at an exercise price of $4.97 per share.

The private placement raised net cash proceeds of approximately $19.8 million (after deducting the placement agent fee and expenses of the private placement). Assuming the exercise of all of the private placement warrants and placement agent warrants, we would receive additional total proceeds of approximately $27.8 million. As of March 31, 2022, we had not received any proceeds from the exercise of our private placement warrants or placement agent warrants. The Company intends to use the net cash proceeds from the private placement for acquisitions and partnerships, investments in technology and expanding corporate infrastructure, expansion of its sales team and marketing efforts and for general working capital and administrative purposes.

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

The foregoing description of each of the Private Placement Purchase Agreement, PAA, Registration Rights Agreement, form of private placement warrant and form of Placement Agent Warrant is qualified in its entirety by reference to the forms of such documents which are filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 to this Quarterly Report on Form 10-Q, respectively.

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

The Company may freely draw upon the Loan subject to the Lender’s right to demand complete repayment of the Loan at any time. Late payments are subject to a late payment charge of 5%. In the event of failure to repay the loan after the Lender makes demand for full repayment, the interest rate will increase by 10%. The Note may be prepaid at any time without penalty. The Lender may assign the Note without the Company’s consent.

Under the Security Agreement and the other Loan Documents, the Company granted the Lender a first priority security interest in all of its assets, including both assets owned as of the date of the Loan and afterwards, as collateral for full repayment of the Loan. The Lender may file Uniform Commercial Code financing statements with any jurisdiction and with sufficient descriptions of the property to perfect its security interest in all of the Company’s current and future assets. Upon default of the Loan, the Lender may accelerate repayment of the Loan, take possession of the Company’s assets, assign a receiver over the Company’s assets, and enforce other rights as to the Company’s assets as secured creditor. The Company must pay for all of the Lender’s reasonable legal fees and expenses incurred to enforce its rights under the Loan Documents.

Under the Loan Agreement, the Company is required to continue its current business of outsourced marketing solutions, and, without the prior consent of the Lender, the Company may not acquire in whole or in part any other company or business and shall not engage in any other business or open any other locations. The Company must use the proceeds of the Loan only in connection with the general and ordinary operations of its business and for the following purpose: general working capital for accounts receivable and inventory purchases.

The Loan is also subject to ongoing affirmative obligations of the Company, including: Making punctual repayment of the Loan amount; maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another a Certified Public Accountant acceptable to the Lender; allowing the Lender to inspect its accounting books and records; furnishing audited, quarterly, monthly and other financial statements to the Lender; making payment of Lender’s reasonable expenses for a field exam in 2022; allowing the Lender to communicate with its accountants; maintaining its properties in good repair subject to ordinary wear and tear; obtaining replacement-cost insurance for its property with the Lender as Mortgagee/Loss Payee; causing management contracts for the Company’s properties to be subordinated to the rights of the Lender; and allowing no change of management company without the prior written consent of the Lender.

The Loan is further subject to the following financial requirements: (a) Debt Service Coverage Ratio: Cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, shareholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; and (b) Minimum Net Worth thresholds: The Company will be required to meet the following minimum net worth thresholds: $2,000,000 at December 31, 2021; $2,750,000 at December 31, 2022; and $3,500,000 at December 31, 2023.

The Company also may not incur any additional indebtedness, secured or unsecured, except in the ordinary course of business; make loans or advances to others or guarantee others’ obligations except for certain ordinary advances to employees or ordinary customer credit terms; make investments; acquire any business; make capital expenditures except in the ordinary course of business; sell any material assets except in the ordinary course of business; or grant any security interests or mortgages in its properties or assets.

The foregoing summary of the Loan Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibits 10.6, 10.7 and 10.8 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

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

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.9 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

As of December 31, 2021 and March 31, 2022, we had not drawn any funds from the Loan under the Loan Agreement.

Executive Chairman Loans

We have also borrowed funds from our Executive Chairman, Andrew Stranberg, during periods when Mr. Stranberg did not already owe funds to us. The loans are unsecured, non-interest bearing, and there is no formal repayment plan. In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The total amount owed, including principal of $500,000 and interest of $4,740, was repaid to Mr. Stranberg on November 22, 2021. At December 31, 2021 and March 31, 2022, no amount was due to Mr. Stranberg.

Contractual Obligations

Wildman Imprints Acquisition

On August 24, 2020, we entered into an asset purchase agreement to acquire the inventory, select fixed assets, and a customer list of the Wildman Imprints division of Wildman Business Group, LLC, or WBG. In connection with the asset acquisition, the customer list was purchased using a contingent earn-out calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the anniversary date of the purchase. At March 31, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $923,970 and $665,855, respectively. The foregoing summary of the asset purchase agreement is qualified in its entirety by reference to the full text of the asset purchase agreement, a copy of which is attached as Exhibit 10.10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of March 31, 2022 and December 31, 2021 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. We anticipate that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of March 31, 2022 and December 31, 2021. We expect no deficiencies in our ability to make the payments required under the asset purchase agreements. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes H, K and L to our financial statements included with this report.

Property Leases

The following is a schedule by years of future minimum property lease payments at March 31, 2022:

Year	Lease Rent Due
2022	$345,474
2023	338,028
2024	324,462
2025	135,740
2026	-
Total	$1,143,704

Rent expense for the three months ended March 31, 2022 and 2021 totaled $105,502 and $101,531, respectively. We anticipate no deficiencies in our ability to make these payments.

G.A.P. Promotions Acquisition

On January 31, 2022 the Company closed on an asset purchase agreement to acquire inventory, select fixed assets, and a customer list from G.A.P. Promotions. In accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations”, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $3,245,872.

Fair Value of Identifiable Assets Acquired:

Inventory	$91,096
Working Capital	879,486
Intangible - Customer List	2,275,290
Total	$3,245,872

Consideration Paid:

Cash	1,510,872
Restricted Stock	100,000
G.A.P. Contingent Earn-Out Liability	1,635,000
Total	$3,245,872

For further discussion see Notes H and L to our financial statements included with this report.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At March 31, 2022 and December 31, 2021, the Company had net deposits totaling $10,043,878 and $43,878, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the loans described above. As stated above, as of March 31, 2022, we had not drawn any funds from the Loan under the Loan Agreement, and no amount was owed to our Executive Chairman and largest shareholder Andrew Stranberg.

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

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three months ended March 31, 2022:

Performance Obligations Satisfied at a Point in Time	$12,259,583
Performance Obligations Satisfied Over Time	-
Total Revenue	$12,259,583

Freight

The Company includes freight charges as a component of cost of goods sold.

Uncertainty in Income and Other Taxes

The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of March 31, 2022 and 2021, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Recognized stock-based compensation expense includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation to an employee is recognized as expense over the employee’s requisite vesting period, and stock-based compensation to a nonemployee is recognized over the nonemployee’s period of providing goods or services.

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2022, we issued the following securities, which were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

Repurchases of Common Stock

We did not repurchase any shares of our common stock during the three months ended March 31, 2022.

Use of Proceeds from Initial Public Offering

On November 12, 2021, we completed our initial public offering (the “IPO”) of 4,337,349 units, at a price to the public of $4.15 per unit, with each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock, before underwriting discounts and commissions. The publicly-traded warrants initially had an exercise price per share of $5.1875, equal to 125% of the initial public offering price per unit in the IPO. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined, after attributing a warrant value of $0.125, the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. The warrants are immediately exercisable and expire on the fifth anniversary of the original issuance date.

We also granted the underwriters a 45-day option to purchase up to an additional 650,602 shares of common stock and/or publicly-traded warrants to purchase up to 650,602 shares of common stock at the IPO price less the underwriting discounts, representing fifteen percent (15%) of the units sold in the IPO. At the closing of the IPO, the representative of the underwriters fully exercised its option to purchase an additional 650,602 shares of common stock and 650,602 publicly-traded warrants. Therefore, we sold 4,987,951 shares of common stock and 4,987,951 publicly-traded warrants for total gross proceeds of $20,699,997.

In addition to the underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we agreed to grant warrants to the representative of the underwriters or its designees to purchase a total of 149,639 shares of common stock at an exercise price of $5.1875. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing May 12, 2022.

After deducting underwriter commissions, discounts and non-accountable expenses of $1,759,500 and other offering expenses of approximately $995,845, we received net proceeds of approximately $17,944,652. Assuming the exercise of all of the publicly-traded warrants and representative’s warrants, we would receive additional total proceeds of approximately $21.6 million. As of March 31, 2022, we had received a total of approximately $3.2 million from the exercise of our publicly-traded warrants from the exercise of publicly-traded warrants to purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the representative’s warrants.

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

The following is our reasonable estimate of the uses of the proceeds from the IPO from November 8, 2021, the effective date of the registration statements for the IPO, to March 31, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$1.5 million was used for the acquisition of other businesses;

●	$3.5 million was used for the repayment of indebtedness;

●	$7.1 million was used for working capital; and

●	None was used for temporary investments.

As of March 31, 2022, we had not yet used approximately $5.8 million of the proceeds of the IPO.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended March 31, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 26, 2022)
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of January 31, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2021)
10.2	Placement Agency Agreement dated December 8, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2021)
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 13, 2021)
10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 13, 2021)
10.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 13, 2021)
10.6	Revolving Demand Line of Credit Loan Agreement, dated November 22, 2021, by and between Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2021)
10.7	Revolving Demand Line of Credit Note, dated November 22, 2021, by Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2021)
10.8	Security Agreement, dated November 22, 2021, by and between Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 26, 2021)
10.9	Warehouseman’s Waiver, dated November 4, 2021 and executed November 22, 2021, by and among Harte Hanks Response Management/ Boston, Inc., Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 26, 2021)
10.10	Asset Purchase Agreement between Wildman Business Group, LLC and Stran & Company, Inc., dated as of August 24, 2020 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on October 7, 2021)
10.11	Employment Offer Letter, dated March 11, 2022, by and between Stran & Company, Inc. and Sheila Johnshoy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2022	STRAN & COMPANY, INC.

/s/ Andrew Shape
Name: Andrew Shape
Title: Chief Executive Officer and President
(Principal Executive Officer)

/s/ Christopher Rollins
Name: Christopher Rollins
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)