Form 10-Q
period 2022-06-30
Stran & Company, Inc.
filed 2022-08-15
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

800 - 833-3309
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

As of August 12, 2022, there were 19,139,330 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,201,906	$32,226,668
Accounts Receivable, Net	11,337,433	8,982,768
Deferred Income Taxes	386,700	113,000
Inventory	5,958,141	5,230,792
Prepaid Corporate Taxes	87,459	87,459
Deposits	634,210	623,402
Prepaid Expenses	303,508	299,411
	46,909,357	47,563,500

PROPERTY AND EQUIPMENT, NET:	696,812	615,837

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	3,979,824	1,929,294
Right of Use Asset - Office Leases	942,728	1,094,778
	4,922,552	3,024,072
	$52,528,721	$51,203,409

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$1,598,635	$665,855
Current Obligation under Right of Use Asset - Office Leases	319,532	310,095
Accounts Payable and Accrued Expenses	1,788,382	4,983,496
Accrued Payroll and Related	779,985	836,915
Unearned Revenue	1,626,145	721,608
Rewards Program Liability	3,918,878	43,878
Sales Tax Payable	271,461	106,824
Note Payable - Wildman	162,358	162,358
	10,465,376	7,831,029

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liability	1,241,052	976,078
Long-Term Obligation under Right of Use Asset - Office Leases	623,196	784,683
	1,864,248	1,760,761
STOCKHOLDER’S EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 19,139,330 and 19,753,852 Shares Issued and Outstanding as of June 30, 2022 and December 31, 2021, respectively	1,915	1,976
Additional Paid-In Capital	39,328,445	39,747,649
Retained Earnings	868,737	1,861,994
	40,199,097	41,611,619
	$52,528,721	$51,203,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

SALES	$14,806,904	$8,583,201	$27,066,487	$16,127,392

COST OF SALES:
Purchases	9,497,551	5,538,100	17,454,167	10,073,333
Freight	1,549,163	900,394	2,633,965	1,617,644
	11,046,714	6,438,494	20,088,132	11,690,977

GROSS PROFIT	3,760,190	2,144,707	6,978,355	4,436,415

OPERATING EXPENSES:
General and Administrative Expenses	4,232,170	2,998,574	8,256,388	5,644,031
	4,232,170	2,998,574	8,256,388	5,644,031

LOSS FROM OPERATIONS	(471,980)	(853,867)	(1,278,033)	(1,207,616)

OTHER INCOME AND (EXPENSE):
Other Expense	(23,781)	-	(27,461)	-
Other Income	8,519	770,062	99,114	770,062
Interest Expense	(2,411)	(26,944)	(6,142)	(39,806)
	(17,673)	743,118	65,511	730,256

LOSS BEFORE INCOME TAXES	(489,653)	(110,749)	(1,212,522)	(477,360)

PROVISION FOR INCOME TAXES	(42,210)	58,140	(219,265)	(18,386)

NET LOSS	(447,443)	(168,889)	(993,257)	(458,974)

NET EARNINGS PER COMMON SHARE
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	19,971,552	10,000,000	19,971,552	10,000,000
Diluted	31,683,717	10,000,000	31,683,717	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid in	Retained	Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2021	10,000,000	$1,000	$-	$1,626,755	$1,627,755
Net Earnings	-	-	-	(290,085)	(290,085)
Balance, March 31, 2021	10,000,000	1,000	-	1,336,670	1,337,670
Net Earnings	-	-	-	(168,889)	(168,889)
Balance, June 30, 2021	10,000,000	1,000	-	1,167,781	1,167,781

Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	46,083	5	99,995	-	100,000
Stock-Based Compensation	56,264	6	118,686	-	118,692
Net Earnings	-	-	-	(545,814)	(545,814)
Balance, March 31, 2022	20,127,788	$2,014	$41,273,665	$1,316,180	$42,591,859
Stock-Based Compensation	11,542	1	48,290	-	48,291
Stock Repurchase Program	(1,000,000)	(100)	(1,993,510)	-	(1,993,610)
Net Earnings	-	-	-	(447,443)	(447,443)
Balance, June 30, 2022	19,139,330	1,915	39,328,445	868,737	40,199,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$(993,257)	$(458,974)
Noncash Items Included in Net Earnings:
Deferred Income Taxes (Credit)	(273,700)	(128,275)
Depreciation and Amortization	309,482	187,681
Gain on Extinguishment of Debt	-	(770,062)
Intangible Asset - Customer List Impairment	23,845	-
Reduction in Wildman Earn-Out Payment	(437,246)	-
Stock-Based Compensation	166,983	-
(Increase) Decrease In:
Accounts Receivable	(2,354,665)	(165,152)
Due From Wildman	-	(366,444)
Inventory	(727,349)	(481,269)
Prepaid Expenses	(10,807)	(71,161)
Deposits	(4,097)	65,383
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	(3,195,114)	1,517,519
Accrued Payroll and Related	(56,930)	(151,841)
Corporate Income Taxes Payable	-	(231980)
Unearned Revenue	904,537	(16,291)
Rewards Program Liability	3,875,000	(129,392)
Sales Tax Payable	164,637	(16,535)
	(2,608,681)	(1,216,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Intangible Assets - Customer Lists	(540,290)	-
Additions to Property and Equipment	(189,543)	(218,321)
	(729,833)	(218,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Borrowings:
Note Payable - Line of Credit	-	3,125,000
Debt Reduction:
Note Payable - Line of Credit	-	(1,975,000)
Change in Due To/From Stockholder	-	(127,581)
Stock Repurchase	(1,993,610)	-
Proceeds from Warrants Exercised	1,307,362	-
	(686,248)	1,022,419

NET INCREASE (DECREASE) IN CASH	(4,024,762)	(412,695)

CASH - BEGINNING	32,226,668	647,235
CASH - ENDING	$28,201,906	$234,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2022	2021
Cash Paid During The Period For:
Interest	$6,142	$39,806
Income Taxes	$85,163	$-

Schedule of Noncash Investing and Financing Transactions:
Cost of Intangible Asset - Customer List	$2,275,290	$-
Restricted Stock	(100,000)	-
G.A.P. Contingent Earn-Out	(1,635,000)	-
Cash Used for Purchase of Intangible Asset - Customer List	$540,290	$-

Cost of Inventory	$91,096	$-
Working Capital	941,919	-
Additional Acquisition Costs in AP	(62,433)	-
Cash Used for Purchase Inventory and Working Capital	$970,582	$-

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

7.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

8.	Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

9.	Intangible Asset - Customer List - The Company accounts for intangible assets under the provision of ASC 350-20 “Accounting for Goodwill and Other Intangible Assets.” The provision establishes standards for valuation and amortization of unidentifiable assets.

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

All performance obligations are satisfied at a point in time.

12.	Freight - The Company includes freight charges as a component of cost of goods sold.

13.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of June 30, 2022 and 2021, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

14.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

15.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

16.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

17.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

18.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

19.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

20.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

B.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at June 30, 2022 and December 31, 2021, there was an allowance for doubtful accounts of $282,847 and $302,929, respectively.

C.	INVENTORY:

Inventory consists of the following as of:

	June 30,	December 31,
	2022	2021
Finished Goods (branded products)	$5,629,309	$4,124,738
Goods in Process (un-branded products)	328,832	1,106,054
	$5,958,141	$5,230,792

D.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	June 30,	December 31,
	2022	2021
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	448,348	410,030
Software	1,127,177	975,952
Transportation Equipment	62,424	62,424
	1,643,613	1,454,070
Accumulated Depreciation	(946,801)	(838,233)
	$696,812	$615,837

E.	INTANGIBLE ASSET - Customer List:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note H and Note L. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At June 30, 2022 and December 31, 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $139,990 and $69,583, respectively.

Amortization expense related to intangible asset - customer list was $106,110 and $75,123 for the six months ended June 30, 2022 and 2021.

Estimated future amortization expense for the twelve months ended June 30,:

2023	$211,370
2024	211,370
2025	211,370
2026	211,370
2027	211,370
$1,056,850

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note H and Note L. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At June 30, 2022 and December 31, 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $94,804 and zero for the six months ended June 30, 2022 and 2021.

Estimated future amortization expense for the twelve months ended June 30,:

2023	$227,529
2024	227,529
2025	227,529
2026	227,529
2027	227,529
$1,137,645

F.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Cost of sales - purchases	$1,520,125	$2,109,427
Other payables and accrued expenses	268,257	2,874,069
	$1,788,382	$4,983,496

G.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at June 30, 2022 and December 31, 2021, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At June 30, 2022 and December 31, 2021, the interest rate was 5.25% and 4.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

H.	contingent earn-out liabilities:

Wildman Acquisition

In connection with the asset acquisition, as discussed in Note L, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly. At June 30, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $949,635 and $665,855, respectively. At June 30, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to $255,052 and $976,078, respectively.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note L, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to seventy percent (70%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to a fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the first anniversary date of the purchase. At June 30, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $649,000 and zero, respectively. At June 30, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to $986,000 and zero, respectively.

I.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At June 30, 2022 and December 31, 2021, the Company had unearned revenue totaling $1,626,145 and $721,608, respectively.

	June 30,	December 31,
	2022	2021
Balance at January 1,	$721,608	$564,227
Revenue recognized	(27,066,487)	(39,702,714)
Amounts collected or invoiced	27,971,024	39,860,095
Unearned Revenue	$1,626,145	$721,608

J.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At June 30, 2022 and December 31, 2021, the company had deposits totaling $3,918,878 and $43,878, respectively.

K.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note L, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three year earn-out period as discussed in Note H. At June 30, 2022, the note totaled $162,358. The Company anticipates that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of June 30, 2022.

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
$2,937,222

G.A.P. Acquisition

On January 31, 2022, the Company closed on an asset purchase agreement to acquire inventory, select fixed assets, and a customer list from G.A.P. Promotions LLC (G.A.P.). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $3,245,872.

Fair Value of Identifiable Assets Acquired:
Inventory	$91,096
Working Capital	879,486
Intangible - Customer List	2,275,290
$3,245,872
Consideration Paid:
Cash	$1,510,872
Restricted Stock	100,000
G.A.P. Contingent Earn-Out Liability	1,635,000
$3,245,872

M.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities:

	June 30,	December 31,
Operating Leases	2022	2021
Right-Of-Use Assets	$942,728	$1,094,778

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	319,532	310,095
Right-Of-Use Asset - Office Leases - Non-Current	623,196	784,683
	$942,728	$1,094,778

Rent expense for the six months ended June 30, 2022 and 2021 totaled $218,591 and $189,695, respectively.

The following is a schedule by years of future minimum lease payments for the twelve months ended June 30,:

2023	$347,444
2024	330,805
2025	264,153
2026	-
2027	-
$942,402

As of June 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 2%.

N.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 19, 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 19,139,330 and 10,000,000 shares were issued and outstanding at June 30, 2022 and 2021, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

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

Each redeemable warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share as of June 30, 2022, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the IPO, the Company issued the underwriters a total of 149,639 warrants that are exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

As of June 30, 2022 and 2021, warrant holders have exercised 659,456 and zero warrants, respectively. As of June 30, 2022 and 2021, there were 4,328,495 and zero warrants outstanding, respectively.

Private Placement

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

As of June 30, 2022 and 2021 warrant holders have exercised zero warrants. As of June 30, 2022 and 2021, there were 5,596,061 and zero warrants outstanding, respectively.

Stock Purchase Warrants

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2022 and 2021. All warrants are exercisable for a period of five years from the date of issuance:

	Numbers of Warrants	Weighted Average Exercise	Weighted Average Life
	Outstanding	Price	(Years)
Balance January 1, 2021	-	-	-
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance June 30, 2021	-	-	-

Balance January 1, 2022	10,345,784	$4.90
Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$4.81	-
Balance June 30, 2022	10,074,195	$4.91	5

Stock Repurchase Program

On February 21, 2022, the Board of Directors of the Company authorized a repurchase of up to $10 million of the Company’s shares from time to pursuant to a stock repurchase program, or the Repurchase Program. Under the terms of the Repurchase Program, the Company may repurchase shares through open market or negotiated private transactions. The timing and extent of any purchases depend upon ongoing assessments of the Company’s capital needs, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management, and are subject to the restrictions relating to volume, price and timing under applicable laws, including but not limited to, Rule 10b-18 promulgated under the Exchange Act.

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 – June 30, 2022	1,000,000	$1.96	1,000,000	$8,036,511

O.	STOCK-BASED COMPENSATION:

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

Stock-based compensation expense included the following components:

	2022	2021
Stock Options	$55,776	-
Restricted Stock	111,207	-
	166,983	-

All stock-based compensation expense is recorded in General and Administrative expense in the Statement of Earnings.

Non-Qualified Stock Options

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

The Black-Scholes option pricing model assumptions are as follows:

Risk-free interest rate	1.335%
Expected term	5.5-6.25 years
Expected volatility	102.33%
Expected dividends	0%

A summary of option activity under the 2021 Plan as of June 30, 2022 and 2021 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	-	-	-
Granted	-	-	-
Forfeited or Expired and Other Adj	-	-	-
Outstanding at June 30, 2021	-	-	-
Exercisable at June 30, 2021	-	-	-

Outstanding at January 1, 2022	1,603,000	$4.15	$3,045,700
Granted	61,000	$1.80	(8,310)
Forfeited or Expired and Other Adj	(26,000)	$4.15	64,740
Outstanding at June 30, 2022	1,638,000	$4.06	($3,935,040)
Exercisable at June 30, 2022	94,850	$4.06	($227,333)

The weighted-average grant-date fair value of options granted during the years ended June 30, 2022 and 2021 was $4.06 and zero, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 10 years and 0 years as of June 30, 2022 and 2021, respectively.

Restricted Stock

Restricted stock granted under the 2021 Plan generally vest over 10 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis.

A summary of restricted stock activity under the 2021 Plan as of June 30, 2022 and 2021 and changes during the years then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2021	-
Granted	-
Vested	-
Forfeited	-
Outstanding at June 30, 2021	-

Outstanding at January 1, 2022	154,960
Granted	71,083
Vested	(113,888)
Forfeited	(1,250)
Outstanding at June 30, 2022	110,905

P.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of June 30,:

	2022	2021
Numerator:
Net Income (Loss)	$(993,257)	$(458,974)
Denominator
Basic weighted-average common shares outstanding	19,971,552	10,000,000
Diluted weighted-average common shares outstanding	31,683,717	10,000,000

Basic Earnings Per Share	$(0.05)	$(0.05)
Diluted Earnings Per Share	$(0.03)	$(0.05)

Dilutive securities that were included in the calculation are as follows:

	2022	2021
Stock Warrants	10,074,195	-
Stock Options	1,638,000	-
Total	11,712,195	-

Q.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the six months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
Federal:
Current	$48,282	$33,551
Deferred	(203,700)	(94,275)
Total	(155,418)	(60,724)

State:
Current	6,153	76,338
Deferred	(70,000)	(34,000)
Total	(63,847)	42,338
Provision for income taxes	$(219,265)	$(18,386)

The Company has an income tax NOL carryforward related to continued operations as of June 30, 2022 and 2021 of approximately $174,400 and zero, respectively. As of June 30, 2022 and 2021, the carryforward is recorded as a deferred tax asset of $386,700 and $128,275, respectively. Such deferred tax assets can be carried forward indefinitely.

R.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the six months ended June 30, 2022 and 2021, advertising costs amounted to $87,477 and $56,771, respectively.

S.	MAJOR CUSTOMERs:

For the six months ended June 30, 2022, the Company had one major customer to which sales accounted for approximately 11% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 13% of the total accounts receivable balance.

For the six months ended June 30, 2021, the Company had two major customers to which sales accounted for approximately 12% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 18% of the total accounts receivable balance.

T.	SUBSEQUENT EVENTS:

Management has evaluated events occurring after the balance sheet date through August 15, 2022, the date in which the financial statements were available to be issued.

The Company entered into an Asset Purchase Agreement with Trend Promotional Marketing Corporation (the Seller), a Texas S-corporation, pursuant to which the Company agreed to acquire substantially all of the assets of the Seller used in the Seller’s branding, marketing and promotional products and services business for an aggregate purchase price of (a) $175,000 closing cash payment; (b) an amount equal to the amount paid by the Seller (at cost) for all of the Seller’s Inventory (as defined in the Purchase Agreement) that is on hand as of the date and time of the Closing (the “Closing Date”); and (c) an amount equal to the depreciated value of the Seller’s Fixed Assets (as defined in the Purchase Agreement). At the Closing, the Company will also issue the Restricted Shares in an amount equal to the quotient of $100,000 divided by the daily volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market for the five trading days prior to the Closing Date. Following the Closing, the Company will make four annual installment payments (each, an “Installment Payment,” and severally, the “Installment Payments”) to the Seller, consisting of (i) $37,500 within 45 days of the first anniversary of the Closing Date, (ii) $37,500 within 45 days of the second anniversary of the Closing Date, (iii) $25,000 within 45 days of the third anniversary of the Closing Date, and (iv) $25,000 within 45 days of the fourth anniversary of the Closing Date. The Company will also make the Earnout Payments subsequent to closing, if applicable.

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

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic our operations and financial condition in general;

●	social and economic trends due to the loosening of public health measures against the COVID-19 pandemic;

●	the direction, intensity and duration of expected trends in freight expenses, raw material costs, port congestion, and other supply chain challenges;

●	the timing, availability and effects on our stock price and financial condition of our share repurchase program;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products or services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	our expectations regarding the use of proceeds from our initial public offering and subsequent private placement;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2020 and 2021, program clients accounted for 77.6% and 75.7% of total revenue, respectively. For the six months ended June 30, 2022 and 2021, program clients accounted for 83.3% and 81.5% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. We believe that our program clients tend toward longer-lasting relationships that may help us secure recurring revenue well into the future.

Our sales increased 72.5% year-over-year in the second quarter of 2022 compared to the second quarter of 2021, and increased 67.8% year-over-year in the first six months of 2022 compared to the first six months of 2021, due to higher spending from existing clients as well as business from new customers and the acquisition of the G.A.P. Promotions, LLC, or G.A.P. Promotions, assets in January 2022. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus, the return of many significant in-person tradeshows and other industry-related opportunities, and societal reopening in general will help compensate for lower sales in prior periods. However, these trends will be partially offset by continued increases in expenses, especially higher freight charges, raw material costs and a more challenging supply chain such as port congestion. According to a global pricing index published by London-based Drewry Shipping Consultants Ltd, the average price worldwide to ship a 40-foot shipping container reached $6,628 for the week ended August 4, 2022, which is 29% lower than the same week in 2021. The latest Drewry WCI composite index of $6,628 per 40-foot container is now 36% below the peak of $10,377 reached in September 2021, but it remains 84% higher than the 5-year average of $3,594. According to the U.S. Bureau of Labor Statistics, the Producer Price Index for final demand moved up 11.3% for the 12 months ended in June 2022 on an unadjusted basis, the largest increase since a record 11.6% jump in March 2022.

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

As of June 30, 2022, we had $52.5 million of total assets with $40.2 million of total shareholder equity.

Recent Developments

Trend Brand Solutions Acquisition

On July 13, 2022, we entered into an Asset Purchase Agreement (the “Trend Purchase Agreement”) with Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), a Texas S-corporation (“Trend”) and Michael Krauser (“Krauser”), pursuant to which we agreed to acquire substantially all of the assets of Trend used in Trend’s branding, marketing and promotional products and services business (the “Trend Business”).

Founded in 2010 by Krauser and headquartered in Tomball, Texas, Trend has evolved with the changing needs of customers within the promotional products industry by eliminating common barriers and obstacles through utilization of its proprietary technologies solution, “SMART BUY” custom buying sites. Trend is vertically integrated to deliver efficiency and convenience to each client relationship. Annually, Trend builds over 100 SMART BUY sites while managing over 35,000 website transactions and shipping over 8,000 orders from inventory. Trend ships globally from its Houston, Texas area distribution center and has international factory partnerships to source as close to the end user as possible.

Under the Trend Purchase Agreement, the aggregate purchase price (“Purchase Price”) for the Trend Business will consist of cash payments by us to Trend at and following the Trend Closing (as defined below), subject to deduction by application of the SBA Loan (as defined below) and other adjustments described below, and an issuance of a certain number of restricted shares of our common stock to Krauser as Trend’s designee (the “Restricted Shares”), as described below.

At the consummation of the transactions contemplated by the Trend Purchase Agreement (the “Trend Closing”), we will pay Trend the following cash components of the Purchase Price: (a) $175,000 (the “Closing Cash Payment”); (b) an amount equal to the amount paid by Trend (at cost) for all of Trend’s Inventory (as defined in the Trend Purchase Agreement) that is on hand as of the date and time of the Trend Closing (the “Trend Closing Date”); and (c) an amount equal to the depreciated value of Trend’s Fixed Assets (as defined in the Trend Purchase Agreement). At the Trend Closing, we will also issue the Restricted Shares in an amount equal to the quotient of $100,000 divided by the daily volume-weighted average price of our common stock on the Nasdaq Capital Market for the five trading days prior to the Trend Closing Date. Following the Trend Closing, we will make four annual installment payments (each, an “Installment Payment,” and severally, the “Installment Payments”) to Trend, consisting of (i) $37,500 within 45 days of the first anniversary of the Trend Closing Date, (ii) $37,500 within 45 days of the second anniversary of the Trend Closing Date, (iii) $25,000 within 45 days of the third anniversary of the Trend Closing Date, and (iv) $25,000 within 45 days of the fourth anniversary of the Trend Closing Date. We will also make the Earnout Payments (as defined below) subsequent to the Trend Closing, if applicable.

The “Earnout Payments” required by the Trend Purchase Agreement mean a maximum of four earnout payments to Trend, to be made within a certain period after each of the first four anniversaries of the Trend Closing Date, in an amount equal to 40% of annual Gross Profit (as defined below) of the Trend Business to the extent that Gross Profit is in excess of $800,000, such annual Gross Profit to be determined based on the immediately trailing 12-month period prior to the applicable Trend Closing Date anniversary. If Trend is determined to be entitled to an Earnout Payment, such Earnout Payment will be paid on the date that is ten days from the date of such determination. “Gross Profit” means the amount of revenues received from customers specified by the Trend Purchase Agreement or otherwise agreed to by us and Krauser, less expenses charged by any third party (except us and our affiliates) directly related to that job or account. Such expenses include but are not limited to cost of goods sold, decoration, setup fees, third-party warehousing and fulfillment charges, inbound and outbound shipping, duties/taxes, credit card fees and customer specific trade show and event costs. In addition, any in-house warehousing and fulfillment expenses will be included in the calculation of Gross Profit.

The Purchase Price is subject to a number of adjustments. The Closing Cash Payment will be decreased by the amount of any outstanding indebtedness of Trend or the Trend Business for borrowed money existing as of the Trend Closing Date, other than any indebtedness constituting an Assumed Liability (as defined in the Trend Purchase Agreement), and such deducted amount will be utilized to pay off such outstanding indebtedness. In addition, the Closing Cash Payment and Purchase Price are subject to customary estimated and final working capital adjustment provisions with a target working capital of $0. In the event that any Inventory remains in stock, is included in the Purchased Assets (as defined in the Trend Purchase Agreement), and during the first 24 months following the Trend Closing it is not purchased or become part of a contractual obligation of a client to purchase, then a deduction for such unsold Inventory will be made from the next applicable Installment Payment (and if the amount of the next Installment Payment is not sufficient, then from future Installment Payments until fully deducted). In the event that the Inventory is eventually purchased after such 24-month period, the amount that we receive for such Inventory will be credited and paid as part of the next applicable Installment Payment.

The timing and manner of the determination of working capital and Earnout Payment adjustments or payments, and the resolution of any disagreements as to such adjustments or payments, will follow the procedures prescribed by the Trend Purchase Agreement.

The Restricted Shares will be subject to a lock-up agreement pursuant to which Krauser will agree not to transfer the stock for a two-year period, except that Krauser may sell the Restricted Shares at a rate of 1/8 of the total number of Restricted Shares per quarter, subject to applicable blackout periods during any time that Krauser is our employee, and any other limitations pursuant to any applicable laws. The Restricted Shares will be issued and sold as “restricted securities” (as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act (“Regulation D”), and in reliance on similar exemptions under applicable state laws. Pursuant to the Trend Purchase Agreement, Trend and Krauser represented that Krauser is an accredited investor within the meaning of Rule 501(a) of Regulation D, and will be acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Restricted Shares will be offered without any general solicitation by us or our representatives. The Restricted Shares carry no registration rights that require or permit the filing of any registration statement in connection with their issuance.

Pursuant to the Trend Purchase Agreement, within 20 days following the execution of the Trend Purchase Agreement, we made a short-term loan to Trend of $162,174.66 for the repayment of Trend’s existing loan to the U.S. Small Business Administration (“SBA”) in the amount of $162,174.66 (the “SBA Loan”). We made the SBA Loan by making repayment directly to the SBA in accordance with the terms of a payoff letter from the SBA provided by Trend. In connection with the SBA Loan, Trend and Krauser executed and delivered a secured promissory note to us in the amount of $162,174.66 (the “SBA Note”). The SBA Note is secured by all the assets of Trend and will be due and payable on the Trend Closing Date by deduction from the Purchase Price or, if the transactions contemplated by the Trend Purchase Agreement do not close, then the SBA Loan will be repaid by Trend in six equal monthly installments beginning October 1, 2022 and continuing on the first day of each month thereafter until fully paid. Trend will request a release of lien from the SBA in connection with the repayment of the SBA Loan and will provide such release of lien to the Buyer as a condition of the Trend Closing.

During the period between the date of the Purchase Agreement and the Trend Closing, Trend agreed to carry on the Trend Business in the ordinary course, and provide us with reasonable access to the Trend Business’s books, records, sales representatives and support staff. From the date of the Purchase Agreement until the earlier of the Trend Closing and the termination of the Trend Purchase Agreement, we and Trend must give each other notice of certain events, or lack thereof, which could have certain adverse effects. Until August 6, 2022, Trend and Krauser could not engage in discussions, negotiations, understandings, or agreements relating to any Competitive Transaction (as defined in the Trend Purchase Agreement) and were required to immediately communicate any proposal relating to a Competitive Transaction to us.

The Trend Purchase Agreement contains customary representations, warranties and covenants, including a covenant that Trend and Krauser will not compete with or solicit customers of the Trend Business during the time we employ Krauser and for an additional period of (i) six (6) months following termination of Krauser’s employment with respect to competition (ii) twelve (12) months following termination of Krauser’s employment with respect to solicitation of customers.

The Trend Purchase Agreement contains mutual indemnification for breaches of representations and warranties and failure to perform covenants or obligations contained in the Trend Purchase Agreement. In the case of indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the indemnifying party will only become liable for indemnified losses if the amount exceeds an aggregate of $25,000, in which case such party will be liable for all losses relating back to the first dollar. However, this threshold limitation does not apply to claims by us for breaches by Trend or Krauser of certain fundamental representations and warranties.

Trend and Krauser agreed to indemnify us for (i) any Excluded Liability (as defined in the Trend Purchase Agreement) and (ii) any liability of Trend which is not an Assumed Liability (as defined in the Trend Purchase Agreement) and which is imposed upon us under any bulk transfer law of any jurisdiction or under any common law doctrine of de facto merger or successor liability so long as such liability arises out of the ownership, use or operation of the assets of Trend, or the operation or conduct of the Trend Business prior to the Trend Closing. We indemnified Trend and Krauser for (i) any Assumed Liability and (ii) any liability (other than any Excluded Liability) asserted by a third party against any of Trend or Krauser which arises out of the ownership of the Purchased Assets after the Trend Closing Date or our operation of the Trend Business conducted with the Purchased Assets after the Trend Closing Date.

In addition to customary indemnification procedural and reimbursement provisions for matters involving third parties, the Trend Purchase Agreement provides that we will have the option of recouping all or any part of any indemnified amount by notifying Krauser that we will reduce the Installment Payments or Earnout Payments by the amount of such indemnified amounts.

The representations and warranties of Trend and Krauser under the Trend Purchase Agreement, and our indemnification rights with respect to such representations and warranties, will survive the Trend Closing for a period of 18 months after the Trend Closing, except that certain fundamental representations and warrants will continue in effect for a period equal to the applicable statute of limitations. Our representations and warranties under the Trend Purchase Agreement, and the indemnification rights of Trend and Krauser with respect to such representations and warranties, will continue in effect for a period equal to the applicable statute of limitations.

The Trend Closing is subject to customary closing conditions, including, without limitation, the completion of due diligence investigations; the receipt of any required consents of any third parties or governmental agencies; and the release of any security interests. In addition, we must have entered into an employment agreement with Krauser that is in form and substance satisfactory to us and Krauser, and which provides for our employment of Krauser as a Regional Vice President for a four-year term (with automatic one-year renewals unless terminated by either party) with annual compensation of $120,000. We and each retained sales representative must also execute a mutually agreeable employment agreement containing reasonable non-solicitation clauses. Furthermore, Trend must deliver definitive disclosure schedules to the Trend Purchase Agreement in their final form to us, together with all documents referred to on them, within 20 days of the date of the Trend Purchase Agreement.

The Trend Purchase Agreement may be terminated at any time prior to the Trend Closing by (i) mutual agreement of the parties; (ii) by any of the parties if there has been a material misrepresentation or breach of covenant or agreement contained in the Trend Purchase Agreement on the part of the other and such breach of a covenant or agreement has not been promptly cured after at least 14 days’ written notice is given; (iii) by us if any of the closing conditions that Trend or Krauser is responsible for under the Trend Purchase Agreement have not been satisfied before the 60th day following the date of the Trend Purchase Agreement, or such later date as we, Krauser and Trend mutually agree in writing (the “Outside Date”); or (iv) by Trend or Krauser if any of the closing conditions that we are responsible for under the Trend Purchase Agreement have not been satisfied before the Outside Date. We may also terminate the Trend Purchase Agreement within 20 days following Trend’s delivery of disclosure schedules and the documents referred to in such schedules, if we object to any information contained in such schedules or the contents of any such documents, and we and Trend cannot agree on mutually satisfactory modifications to them.

The foregoing description of the Trend Purchase Agreement is qualified in its entirety by reference to the full text of such document which is filed hereto as Exhibit 2.1, and which is incorporated herein by reference.

Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer

On July 15, 2022, Christopher Rollins notified us of his decision to resign from his position as our Chief Financial Officer, effective as of the close of working hours on July 29, 2022. Mr. Rollins’s resignation was not the result of a disagreement with us on any financial disclosures, accounting matters or any matter relating to our operations, policies or practices.

Effective as of July 29, 2022, David Browner, our Controller, was appointed as the Company’s Interim Chief Financial Officer. Mr. Browner, age 34, has served as our Controller since July 2021. Previously, from November 2015 to July 2021, Mr. Browner was our Accounting Manager. From July 2012 to November 2015, Mr. Browner was our staff accountant. Mr. Browner has a Master of Business Administration in Accounting and a Bachelor of Business Administration from the University of Massachusetts Lowell. Mr. Browner has no family relationships with any of our executive officers or directors. There are no arrangements or understandings between Mr. Browner and any other person pursuant to which he was elected as an officer of the Company.

In connection with the appointment of Mr. Browner as our Interim Chief Financial Officer, we increased Mr. Browner’s annual salary from $150,000 to $200,000, and provided Mr. Browner with a $750 monthly car allowance, effective as of July 29, 2022.

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

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance and will likely continue to do so. As was typical for other firms in the promotional products industry, from March 2020 through June 2022, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. Likewise, we believe the pandemic’s effects on the economy caused us to experience higher costs of supplies of product materials due to continued pandemic-related expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as port congestion. We expect these effects to continue for the remainder of 2022.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to being a service-driven, feature-rich, and customer-focused company that provides our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	We have adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees;

●	We have been exploring strategic acquisition opportunities, and have acquired the following business assets:

o	In September 2020, we acquired the customer base of Wildman Imprints with historical revenue exceeding $10 million annually;

o	In January 2022, we acquired the promotional products business of G.A.P. Promotions with 2021 revenue of approximately $7.2 million; and

o	In July 2022, we entered into an asset purchase agreement to acquire the promotional products business of Trend Brand Solutions.

●	We have retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively;

●	We have concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and healthcare industries;

●	We have retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs; and

●	We have refocused our marketing activities on more client-specific revenue-generating activities that reduced spend while remaining effective.

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

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption.  Further, once we are able to restart normal business hours and operations doing so may take time and will involve costs and uncertainty. We also cannot predict how long the effects of the COVID-19 pandemic and the efforts to contain it could continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. We believe it is also possible that the impact of the pandemic and of the response of our suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures have negatively impacted, and may continue to impact, our business and financial condition as the responses to control COVID-19 continue.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

	Three Months Ended
Consolidated Operations Data	June 30, 2022	June 30, 2021
Sales	$14,806,904	$8,583,201

Cost of Sales:
Purchases	9,497,551	5,538,100
Freight	1,549,163	900,394
Total Cost of Sales	11,046,714	6,438,494

Gross Profit	3,760,190	2,144,707

Operating Expenses:
General and Administrative Expenses	4,232,170	2,998,574
Total Operating Expenses	4,232,170	2,998,574

Earnings (Loss) from Operations	(471,980)	(853,867)

Other Income and (Expense):
Other Expense	(23,781)	-
Other Income	8,519	770,062
Interest Expense	(2,411)	(26,944)
Total Other Income and (Expense)	(17,673)	743,118

Income Before Income Taxes	(489,653)	(110,749)

Provision for Income Taxes	(42,210)	58,140

Net Earnings (Loss)	(447,443)	(168,889)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 72.5% from $8.6 million for the three months ended June 30, 2021 to $14.8 million for the three months ended June 30, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions assets in January 2022.

The January 2022 acquisition of the G.A.P. Promotions assets generated $2.0 million of sales for the three months ended June 30, 2022 compared to no sales from such assets in the three months ended June 30, 2021. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions asset acquisition, increased 49.4%, or $4.2 million, from $8.6 million in the three months ended June 30, 2021 to $12.8 million in the three months ended June 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 71.6% from $6.4 million for the three months ended June 30, 2021 to $11.0 million for the three months ended June 30, 2022. As a percentage of sales, cost of sales decreased from 75.0% in the three months ended June 30, 2021 to 74.6% in the three months ended June 30, 2022. More specifically, cost of purchases increased from $5.5 million in the three months ended June 30, 2021 to $9.5 million in the three months ended June 30, 2022, or 71.5%. As a percentage of sales, cost of purchases decreased from 64.5% in the three months ended June 30, 2021 to 64.1% in the three months ended June 30, 2022. In addition, freight costs increased from $0.9 million in the three months ended June 30, 2021 to $1.5 million in the three months ended June 30, 2022, or 72.1%. As a percentage of sales, freight costs remained constant at 10.5% in the three months ended June 30, 2021 and the three months ended June 30, 2022. The increase in the dollar amount of cost of purchases was primarily due to an increase in sales of 72.5% during that same period, while the increase in freight costs was primarily due to an increase in sales of 72.5% during that same period as well as a shift to shipping to individual locations (households) we believe as a result of the COVID-19 pandemic.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 75.3% from $2.1 million, or 25.0% of revenue, for the three months ended June 30, 2021, to $3.8 million, or 25.4% of revenue, for the three months ended June 30, 2022. The increase in the dollar amount of gross profit was due to increased sales, partially offset by an increase in purchasing costs.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 41.1%, or $1.2 million, from $3.0 million for the three months ended June 30, 2021 to $4.2 million for the three months ended June 30, 2022. As a percentage of sales, operating expenses decreased from 34.9% in the three months ended June 30, 2021 to 28.6% in the three months ended June 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of $1.2 million, or 41.1%, which in turn was primarily due to additional expenses related to the acquisition of the G.A.P. Promotions assets, the implementation of a new ERP system on Oracle’s NetSuite platform, ongoing public company expenses and organic growth in our business.

Other Income and Expense

Other income and expense consist of interest expense, other expense, and other income. Our interest expense decreased $24,533 from $26,944 in the three months ended June 30, 2021 to $2,411 in the three months ended June 30, 2022. This decrease was primarily due to the repayment of our line of credit. Our other expense increased $23,781 from none in the three months ended June 30, 2021 to $23,781 in the three months ended June 30, 2022. This was primarily due to an impairment to the Company’s customer list asset acquired from Wildman Business Group, LLC (“WBG”). Our other income decreased $761,543 from $770,062 in the three months ended June 30, 2021 to $8,519 in the three months ended June 30, 2022. This decrease was primarily due to the forgiveness of the Company’s Payment Protection Program, or PPP, loan.

Income Taxes

Our effective income tax rate was (8.6)% and (52.5)% for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, our effective income tax rate was 17.5% and (20.3)% for current and deferred taxes, respectively. For the three months ended June 30, 2021, our effective tax rate was 12.5% and (5.9)% for current taxes and deferred taxes, respectively. The change in the effective tax rate was driven by a change from (7.1)% to (3.8)% in our effective federal income tax rate and a change from 1.0% to (1.0)% in our effective state income tax rate. For further discussion of changes in the effective tax rate, refer to Notes A.13. and A.14. to our financial statements included with this report.

Net Earnings and Losses

Our net earnings decreased 164.9% from a net loss of $0.2 million for the three months ended June 30, 2021 to a net loss of $0.4 million for the three months ended June 30, 2022. This decrease was primarily due to integration expenses related to the acquisition of the G.A.P. Promotions assets, ongoing expenses related to being a public company, and higher cost of purchases. These factors were only partially offset by the increase in sales from the three months ended June 30, 2021 to the three months ended June 30, 2022 of $2.0 million from our January 2022 G.A.P. Promotions asset purchase and the increase of $4.2 million from recurring organic sales from the three months ended June 30, 2021 to the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2022 and 2021

	Six Months Ended
Consolidated Operations Data	June 30, 2022	June 30, 2021
Sales	$27,066,487	$16,127,392

Cost of Sales:
Purchases	17,454,167	10,073,333
Freight	2,633,965	1,617,644
Total Cost of Sales	20,088,132	11,690,977

Gross Profit	6,978,355	4,436,415

Operating Expenses:
General and Administrative Expenses	8,256,388	5,644,031
Total Operating Expenses	8,256,388	5,644,031

Earnings (Loss) from Operations	(1,278,033)	(1,207,616)

Other Income and (Expense):
Other Expense	(27,461)	-
Other Income	99,114	770,062
Interest Expense	(6,142)	(39,806)
Total Other Income and (Expense)	65,511	730,256

Income Before Income Taxes	(1,212,522)	(477,360)

Provision for Income Taxes	(219,265)	(18,386)

Net Earnings (Loss)	(993,257)	(458,974)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 67.8% from $16.1 million for the six months ended June 30, 2021 to $27.1 million for the six months ended June 30, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions assets in January 2022.

The January 2022 acquisition of the G.A.P. Promotions assets generated $2.9 million of sales for the six months ended June 30, 2022 compared to no sales from such assets in the six months ended June 30, 2021. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions asset acquisition, increased 50.0%, or $8.1 million, from $16.1 million in the six months ended June 30, 2021 to $24.2 million in the six months ended June 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 71.8% from $11.7 million for the six months ended June 30, 2021 to $20.1 million for the six months ended June 30, 2022. As a percentage of sales, cost of sales increased from 72.5% in the six months ended June 30, 2021 to 74.2% in the six months ended June 30, 2022. More specifically, cost of purchases increased from $10.1 million in the six months ended June 30, 2021 to $17.5 million in the six months ended June 30, 2022, or 73.3%. As a percentage of sales, cost of purchases increased from 62.5% in the six months ended June 30, 2021 to 64.5% in the six months ended June 30, 2022. In addition, freight costs increased from $1.6 million in the six months ended June 30, 2021 to $2.6 million in the six months ended June 30, 2022, or 62.8%. As a percentage of sales, freight costs decreased from 10.0% in the six months ended June 30, 2021 to 9.7% in the six months ended June 30, 2022. The increase in the dollar amount of cost of purchases was primarily due to an increase in sales of 67.8% during that same period, while the increase in freight costs was primarily due to an increase in sales of 67.8% during that same period as well as a shift to shipping to individual locations (households) we believe as a result of the COVID-19 pandemic.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 57.3% from $4.4 million, or 27.5% of revenue, for the six months ended June 30, 2021, to $7.0 million, or 25.8% of revenue, for the six months ended June 30, 2022. The increase in the dollar amount of gross profit was due to increased sales, partially offset by an increase in purchasing costs.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 46.3%, or $2.6 million, from $5.6 million for the six months ended June 30, 2021 to $8.3 million for the six months ended June 30, 2022. As a percentage of sales, operating expenses decreased from 35.0% in the six months ended June 30, 2021 to 30.5% in the six months ended June 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of $2.6 million, or 46.3%, which in turn was primarily due to additional expenses related to the acquisition of the G.A.P. Promotions assets, the implementation of a new ERP system on Oracle’s NetSuite platform, ongoing public company expenses and organic growth in our business.

Other Income and Expense

Other income and expense consist of interest expense, other expense, and other income. Our interest expense decreased $33,664 from $39,806 in the six months ended June 30, 2021 to $6,142 in the six months ended June 30, 2022. This decrease was primarily due to the repayment of our line of credit. Our other expense increased $27,461 from none in the six months ended June 30, 2021 to $ 27,461 in the six months ended June 30, 2022. This was primarily due to an accrual adjustment to certain earn-out paying obligations relating to our acquisition of the assets of WBG. Our other income decreased $670,948 from $770,062 in the six months ended June 30, 2021 to $99,114 in the six months ended June 30, 2022. This decrease was primarily due to the forgiveness of the Company’s PPP loan.

Income Taxes

Our effective income tax rate was (18.0)% and (3.9)% for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, our effective income tax rate was 4.5% and (22.6)% for current and deferred taxes, respectively. For the six months ended June 30, 2021, our effective tax rate was 23.0% and (26.9)% for current taxes and deferred taxes, respectively. The change in the effective tax rate was driven by a change from (12.7)% to (12.8)% in our effective federal income tax rate and a change from 8.9% to (5.3)% in our effective state income tax rate. For further discussion of changes in the effective tax rate, refer to Notes A.13. and A.14. to our financial statements included with this report.

Net Earnings and Losses

Our net earnings decreased 116.4% from a net loss of $0.5 million for the six months ended June 30, 2021 to a net loss of $1.0 million for the six months ended June 30, 2022. This decrease was primarily due to integration expenses related to the acquisition of the G.A.P. Promotions assets, ongoing expenses related to being a public company, and higher cost of purchases. These factors were only partially offset by the increase in sales from the six months ended June 30, 2021 to the six months ended June 30, 2022 of $2.9 million from our January 2022 G.A.P. Promotions asset purchase and the increase of $8.1 million from recurring organic sales from the six months ended June 30, 2021 to the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of approximately $28.2 million, however, approximately $3.9 million of such cash represented net deposits into reward program accounts, and may only be used as permitted under the respective reward program. As such, our total cash and cash equivalents for uses other than meeting obligations under reward programs was approximately $24.3 million as of June 30, 2022. Prior to our initial public offering, we financed our operations primarily through revenue generated from operations and bank borrowings, including a $3.5 million line of credit held with Bank of America during the six months ended June 30, 2021. Our line of credit agreement with Bank of America was terminated on November 22, 2021 and on the same date was replaced with a secured revolving demand line of credit with Salem Five Cents Savings Bank for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended June 30, 2023 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(2,608,681)	$(1,216,793)
Net cash provided by (used in) investing activities	(729,833)	(218,321)
Net cash provided by (used in) financing activities	(686,248)	1,022,419
Net increase (decrease) in cash and cash equivalents	(4,024,762)	(412,695)
Cash and cash equivalents at beginning of period	32,226,668	647,235
Cash and cash equivalents at end of period	$28,201,906	$234,540

Net cash used in operating activities was approximately $2.6 million for the six months ended June 30, 2022, as compared to net cash used in operating activities of $1.2 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, increases in accounts receivable, inventory, unearned revenue and rewards program liability along with a decrease in accounts payable and accrued expenses were the primary drivers of the net cash used in operating activities. For the six months ended June 30, 2021, increases in inventory and accounts payable and accrued expenses were the primary drivers of the net cash used in operating activities. The increase in net cash used in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 occurred in the normal course of business due to growth in organic business as well as the integration of the G.A.P. Promotions assets.

Net cash used in investing activities was approximately $0.7 million for the six months ended June 30, 2022, and $0.2 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, additions to intangible assets related to customer lists and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. For the six months ended June 30, 2021, additions to software-related property and equipment was the primary driver of the net cash used in investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the addition of new intangible assets related to the customer list acquired in January 2022 as part of the G.A.P. Promotions assets acquisition.

Net cash used in financing activities was approximately $0.7 million for the six months ended June 30, 2022, as compared to net cash provided by financing activities of $1.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, net cash used in financing activities consisted primarily of the repurchase of our common stock under our share repurchase program offset by net proceeds received from the exercise of our publicly-traded warrants. For the six months ended June 30, 2021, net cash provided by financing activities consisted primarily of borrowings and reductions on our bank line of credit and stockholder loan. The decrease in net cash provided by financing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the repurchase of our common stock during the six months ended June 30, 2022, offset by the exercise of our publicly-traded warrants.

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

As of December 31, 2020, approximately $149,900 was due under our Economic Injury Disaster Loan, or EIDL, program loan. It was due in monthly installments of $731 including interest to April 2051. During the six months ended June 30, 2021, payments totaling $731 were made under the EIDL program loan. The amount was fully repaid on December 20, 2021.

Returning Value to Shareholders – Share Repurchase Program

As initially announced on February 23, 2022, under our share repurchase program, we may repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Rule 10b-18”). Our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. It is expected that share repurchases will be paid using existing and future cash generated by operations.

On May 23, 2022, we announced that we had established a trading plan (the “Trading Plan”) with B. Riley Securities, Inc. (“B. Riley”) intended to qualify under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Rule 10b-18”). The Trading Plan instructs B. Riley to repurchase shares of common stock for our account in accordance with Rule 10b-18 and our instructions. Repurchases under the Trading Plan are scheduled to terminate as late as May 2023.

For the three and six months ended June 30, 2022, we repurchased a total of 1,000,000 shares and returned $1,963,489 in value to shareholders under the Trading Plan.

As of June 30, 2022, $8,036,511 remained available under the share repurchase program for future share repurchases.

As of June 30, 2022, we have suspended the share repurchase program. The suspension of the share repurchase program allows us to prioritize other planned uses of our capital resources.

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

After deducting underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we received net proceeds of approximately $17.9 million at the closing of the IPO. Assuming the exercise of all of the publicly-traded warrants and representative’s warrants, we would receive additional total proceeds of approximately $21.6 million. As of June 30, 2022, we had received a total of approximately $3.2 million from the exercise of publicly-traded warrants for the purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the representative’s warrants.

The IPO was made pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was initially filed with the SEC on October 7, 2021, and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 8, 2021. On June 10, 2022, a post-effective amendment to the Registration Statement on Form S-1 was filed to update its prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022 (the “Post-Effective Amendment to Form S-1”). The Post-Effective Amendment to Form S-1 became effective on June 16, 2022.

EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

The following is our reasonable estimate of the uses of the proceeds from the IPO from the date of the closing of the IPO on November 12, 2021, until June 30, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$1.5 million was used for the acquisition of other businesses;

●	$3.5 was used for the repayment of indebtedness;

●	$10.3 million was used for working capital

●	None was used for temporary investments.

As of June 30, 2022, we had not yet used approximately $2.6 million of the proceeds of the IPO, not including amounts received or that may be received from exercises of warrants issued in connection with the IPO.

None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning ten percent or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Post-Effective Amendment to Form S-1.

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

The private placement raised net cash proceeds of approximately $19.8 million (after deducting the placement agent fee and expenses of the private placement). Assuming the exercise of all of the private placement warrants and placement agent warrants, we would receive additional total proceeds of approximately $27.8 million. As of June 30, 2022, we had not received any proceeds from the exercise of our private placement warrants or placement agent warrants. The Company intends to use the net cash proceeds from the private placement for acquisitions and partnerships, investments in technology and expanding corporate infrastructure, expansion of its sales team and marketing efforts and for general working capital and administrative purposes.

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

The private placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Purchasers represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives.

The foregoing description of each of the Private Placement Purchase Agreement, PAA, Registration Rights Agreement, form of private placement warrant and form of Placement Agent Warrant is qualified in its entirety by reference to the forms of such documents which have been filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 to our Current Report on Form 8-K filed with the SEC on December 13, 2021, respectively.

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

The foregoing summary of the Loan Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K filed with the SEC on November 26, 2021, and are incorporated herein by reference.

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

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 26, 2021, and is incorporated herein by reference.

As of December 31, 2021 and June 30, 2022, we had not drawn any funds from the Loan under the Loan Agreement.

Executive Chairman Loans

We have also borrowed funds from our Executive Chairman, Andrew Stranberg, during periods when Mr. Stranberg did not already owe funds to us. The loans are unsecured, non-interest bearing, and there is no formal repayment plan. In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The total amount owed, including principal of $500,000 and interest of $4,740, was repaid to Mr. Stranberg on November 22, 2021. At December 31, 2021 and June 30, 2022, no amount was due to Mr. Stranberg.

Contractual Obligations

Wildman Imprints Acquisition

On August 24, 2020, we entered into an asset purchase agreement to acquire the inventory, select fixed assets, and a customer list of the Wildman Imprints division of Wildman Business Group, LLC, or WBG. In connection with the asset acquisition, the customer list was purchased using a contingent earn-out calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the anniversary date of the purchase. At June 30, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $949,635 and $665,855, respectively. The foregoing summary of the asset purchase agreement is qualified in its entirety by reference to the full text of the asset purchase agreement, a copy of which is attached as 10.1 to the Registration Statement on Form S-1 filed with the SEC on October 7, 2021, and is incorporated herein by reference.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of June 30, 2022 and December 31, 2021 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. We anticipate that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of June 30, 2022 and December 31, 2021. We expect no deficiencies in our ability to make the payments required under the asset purchase agreements. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes H, K and L to our financial statements included with this report.

Property Leases

The following is a schedule by years of future minimum property lease payments at June 30, 2022 for the twelve months ended June 30,:

2023	$347,444
2024	330,805
2025	264,153
2026	-
2027	-
$942,402

Rent expense for the six months ended June 30, 2022 and 2021 totaled $218,591 and $189,695, respectively. We anticipate no deficiencies in our ability to make these payments.

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

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At June 30, 2022 and December 31, 2021, the Company had net deposits totaling $3,918,878 and $43,878, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the loans described above. As stated above, as of June 30, 2022, we had not drawn any funds from the Loan under the Loan Agreement, and no amount was owed to our Executive Chairman and largest shareholder Andrew Stranberg.

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

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three months ended June 30, 2022:

Performance Obligations Satisfied at a Point in Time	$14,806,904
Performance Obligations Satisfied Over Time	-
Total Revenue	$14,806,904

Freight

The Company includes freight charges as a component of cost of goods sold.

Uncertainty in Income and Other Taxes

The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of June 30, 2022 and 2021, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2022, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

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

After deducting underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we received net proceeds of approximately $17.9 million at the closing of the IPO. Assuming the exercise of all of the publicly-traded warrants and representative’s warrants, we would receive additional total proceeds of approximately $21.6 million. As of June 30, 2022, we had received a total of approximately $3.2 million from the exercise of publicly-traded warrants for the purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the representative’s warrants.

The IPO was made pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was initially filed with the SEC on October 7, 2021, and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 8, 2021. On June 10, 2022, a post-effective amendment to the Registration Statement on Form S-1 was filed to update its prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022 (the “Post-Effective Amendment to Form S-1”). The Post-Effective Amendment to Form S-1 became effective on June 16, 2022.

EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

The following is our reasonable estimate of the uses of the proceeds from the IPO from the date of the closing of the IPO on November 12, 2021, until June 30, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$1.5 million was used for the acquisition of other businesses;

●	$3.5 was used for the repayment of indebtedness;

●	$10.3 million was used for working capital; and

●	None was used for temporary investments.

As of June 30, 2022, we had not yet used approximately $2.6 million of the proceeds of the IPO, not including amounts received or that may be received from exercises of warrants issued in connection with the IPO.

None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning ten percent or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Post-Effective Amendment to Form S-1.

Repurchases of Common Stock

The following table provides information about our repurchases of common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)(2)
April 1, 2022 – April 30, 2022	-	$-		$10,000,000
May 1, 2022 – May 31, 2022	250,362	$2.0792	250,362	$9,479,443
June 1, 2022 – June 30, 2022	749,638	$1.9248	749,638	$8,036,511

(1)	On February 23, 2022, the Company issued a press release that announced that the Company’s Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Rule 10b-18”). The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of the Company’s capital needs, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. On May 23, 2022, the Company filed a current report on Form 8-K that announced that the Company had established a trading plan (the “Trading Plan”) with B. Riley Securities, Inc. (“B. Riley”) intended to qualify under Rule 10b-18. The Trading Plan instructs B. Riley to repurchase shares of common stock of the Company for the Company’s account in accordance with Rule 10b-18 and the Company’s instructions. Repurchases under the Trading Plan are scheduled to terminate as late as May 2023.
(2)	As of June 30, 2022, the Company has suspended the Company’s share repurchase program. The suspension of the stock repurchase program allows the Company to prioritize other planned uses of its capital resources.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended June 30, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 13, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 19, 2022)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)