Form 10-Q
period 2022-09-30
Stran & Company, Inc.
filed 2022-11-14
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 11, 2022, there were 18,632,115 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,296,662	$32,226,668
Short-Term Investments	9,684,208	-
Accounts Receivable, Net	10,297,020	8,982,768
Deferred Income Taxes	545,800	113,000
Inventory	7,118,378	5,230,792
Prepaid Corporate Taxes	87,459	87,459
Deposits	342,323	623,402
Prepaid Expenses	313,183	299,411
	40,685,033	47,563,500

PROPERTY AND EQUIPMENT, NET:	804,607	615,837

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	5,459,240	1,929,294
Right of Use Asset - Office Leases	864,050	1,094,778
	6,323,290	3,024,072
	$47,812,930	$51,203,409

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$1,780,578	$665,855
Current Obligation under Right of Use Asset - Office Leases	324,309	310,095
Accounts Payable and Accrued Expenses	2,846,934	4,983,496
Accrued Payroll and Related	693,626	836,915
Unearned Revenue	569,358	721,608
Rewards Program Liability	-	43,878
Sales Tax Payable	221,157	106,824
Note Payable - Wildman	162,358	162,358
	6,598,320	7,831,029

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liability	2,200,844	976,078
Long-Term Obligation under Right of Use Asset - Office Leases	539,741	784,683
	2,740,585	1,760,761
STOCKHOLDER’S EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 18,537,410 and 19,753,852 Shares Issued and Outstanding as of September 30, 2022 and December 31, 2021, respectively	1,854	1,976
Additional Paid-In Capital	38,291,586	39,747,649
Retained Earnings	180,585	1,861,994
	38,474,025	41,611,619
	$47,812,930	$51,203,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

SALES	$13,576,072	$10,947,724	$40,642,559	$27,075,116

COST OF SALES:
Purchases	8,388,856	6,362,217	25,843,023	16,435,550
Freight	939,865	860,813	3,573,830	2,478,457
	9,328,721	7,223,030	29,416,853	18,914,007

GROSS PROFIT	4,247,351	3,724,694	11,225,706	8,161,109

OPERATING EXPENSES:
General and Administrative Expenses	4,896,386	2,689,101	13,152,774	8,333,132
	4,896,386	2,689,101	13,152,774	8,333,132

EARNINGS (LOSS) FROM OPERATIONS	(649,035)	1,035,593	(1,927,068)	(172,023)

OTHER INCOME AND (EXPENSE):
Other Expense	-	-	(27,461)	-
Other Income	20,471	6,378	119,585	776,440
Interest Expense	(12,800)	(26,260)	(18,942)	(66,066)
Interest Income	9,919	-	9,919	-
Unrealized Loss on Short Term Investments	(231,214)	-	(231,214)	-
	(213,624)	(19,882)	(148,113)	710,374

INCOME BEFORE INCOME TAXES	(862,659)	1,015,711	(2,075,181)	538,351

PROVISION FOR INCOME TAXES	(174,507)	291,843	(393,772)	273,457

NET EARNINGS	(688,152)	723,868	(1,681,409)	264,894

NET EARNINGS PER COMMON SHARE
Basic	$(0.03)	$0.07	$(0.09)	$0.03
Diluted	$(0.02)	$0.07	$(0.05)	$0.03

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	19,702,136	10,000,000	19,702,136	10,000,000
Diluted	31,381,151	10,000,000	31,381,151	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2021	10,000,000	$1,000	$-	$1,626,755	$1,627,755
Net Earnings	-	-	-	(290,085)	(290,085)
Balance, March 31, 2021	10,000,000	$1,000	$-	$1,336,670	$1,337,670
Net Earnings	-	-	-	(168,889)	(168,889)
Balance, June 30, 2021	10,000,000	$1,000	$-	$1,167,781	$1,168,781
Net Earnings	-	-	-	723,868	723,868
Balance, September 30, 2021	10,000,000	$1,000	$-	$1,891,649	$1,892,649

Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	46,083	5	99,995	-	100,000
Stock-Based Compensation	56,264	6	118,686	-	118,692
Net Earnings	-	-	-	(545,814)	(545,814)
Balance, March 31, 2022	20,127,788	$2,014	$41,273,665	$1,316,180	$42,591,859
Stock-Based Compensation	11,542	1	48,290	-	48,291
Stock Repurchase Program	(1,000,000)	(100)	(1,993,410)	-	(1,993,510)
Net Earnings	-	-	-	(447,443)	(447,443)
Balance, June 30, 2022	19,139,330	$1,915	$39,328,545	$868,737	$40,199,197
Asset Acquisition	54,642	5	99,995	-	100,000
Stock-Based Compensation	10,983	1	45,384	-	45,385
Stock Repurchase Program	(667,545)	(67)	(1,182,338)	-	(1,182,405)
Net Earnings	-	-	-	(688,152)	(688,152)
Balance, September 30, 2022	18,537,410	$1,854	$38,291,586	$180,585	$38,474,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$(1,681,409)	$264,894
Noncash Items Included in Net Earnings:
Deferred Income Taxes (Credit)	(432,800)	159,838
Depreciation and Amortization	496,827	333,495
Gain on Extinguishment of Debt	-	(770,061)
Intangible Asset - Customer List Impairment	80,704	63,204
Reduction in Contingent Earn-Out Liability	(140,746)	(69,584)
Stock-Based Compensation	212,368	-
Non-Cash Interest Expense	14,295	-
Unrealized Loss on Short-Term Investments	231,214	-
(Increase) Decrease In:
Accounts Receivable	(1,314,252)	(1,586,786)
Deferred IPO Costs	-	(459,638)
Due From Wildman	-	(108,476)
Inventory	(1,887,586)	(1,412,425)
Prepaid Expenses	(13,772)	(89,735)
Deposits	281,079	(30,479)
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	(2,136,562)	2,536,006
Accrued Payroll and Related	(143,289)	(107,461)
Corporate Income Taxes Payable	-	(231,980)
Unearned Revenue	(152,250)	56,615
Rewards Program Liability	(43,878)	(129,392)
Sales Tax Payable	114,333	23,004
	(6,515,724)	(1,558,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Intangible Assets - Customer Lists	(540,290)	-
Additions to Property and Equipment	(350,108)	(314,448)
Purchase of Short-Term Investments	(9,929,617)	-
	(10,820,015)	(314,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Borrowings:
Note Payable - Line of Credit	-	4,225,000
Debt Reduction:
Note Payable - Line of Credit	-	(2,375,000)
Contingent Earn-Out Liabilities	(525,109)	(333,146)
Change in Due To/From Stockholder	-	506,748
Net Working Deficit Received in Asset Acquisition	(194,115)	-
Stock Repurchase	(3,182,405)	-
Proceeds from Warrants Exercised	1,307,362	-
	(2,594,267)	2,023,602

NET INCREASE (DECREASE) IN CASH	(19,930,006)	150,193

CASH - BEGINNING	32,226,668	647,235
CASH - ENDING	$12,296,662	$797,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2022	2021
Cash Paid During The Period For:
Interest	$4,747	$66,066
Income Taxes	$85,163	$360,906

Schedule of Noncash Investing and Financing Transactions:
Cost of Property and Equipment	$364,552	$-
Equipment Acquired in Asset Acquisition	(14,444)	-
Cash Used for Purchase of Property and Equipment	$350,108	$-

Non-Cash Wildman Business Group LLC Asset Acquisition	$-	$2,416,048
Non-Cash G.A.P. Promotions LLC Asset Acquisition	1,735,000	-
Non-Cash Trend Inc. Asset Acquisition	1,470,344	-
	$3,205,344	$2,416,048

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Fair value measurements and fair value of financial instruments - The carrying value of certain financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, and due to related party are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

7.	Short-term investments - The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments. Short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between four and twelve months. Short-term investments are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. For the three and nine months ended September 30, 2022, net unrealized investment loss of $231,214 is reported in other income (expenses) on the unaudited statement of earnings.

8.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

9.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

10.	Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

11.	Intangible Asset - Customer List - The Company accounts for intangible assets under the provision of ASC 350-20 “Accounting for Goodwill and Other Intangible Assets.” The provision establishes standards for valuation and amortization of unidentifiable assets.

Under ASC 350-20-35-1, the cost of unidentifiable intangible assets is measured by the excess cost over the fair value of net assets acquired. Intangible assets with indefinite useful lives shall not be amortized until its useful life is determined to be no longer infinite. The intangible assets are evaluated when a triggering event occurs, at least annually, for potential impairment.

12.	Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, earn-out liability, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, earn-out liability and notes payable approximate their fair values based on their short-term nature.

13.	Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is aimed at creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards (“IFRS”). This new guidance provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue guidance issued by the FASB. ASU 2014-09 also requires both qualitative and quantitative disclosures, including descriptions of performance obligations.

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

All performance obligations are satisfied at a point in time.

14.	Freight - The Company includes freight charges as a component of cost of goods sold.

15.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of September 30, 2022 and 2021, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

16.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

17.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

18.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

19.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

20.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

21.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

22.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

B.	SHORT-TERM INVESTMENTS:

On September 30, 2022, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Loss	Fair Value
Money Market Fund	$243,299	-	$243,299
Corporate Bonds	4,741,039	175,345	4,565,694
US Treasury Bills	4,931,084	55,869	4,875,215
	$9,915,422	231,214	$9,684,208

C.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at September 30, 2022 and December 31, 2021, there was an allowance for doubtful accounts of $292,847 and $302,929, respectively.

D.	INVENTORY:

Inventory consists of the following as of:

	September 30,	December 31,
	2022	2021
Finished Goods (branded products)	$6,708,578	$4,124,738
Goods in Process (un-branded products)	409,800	1,106,054
	$7,118,378	$5,230,792

E.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	September 30,	December 31,
	2022	2021
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	485,424	410,030
Software	1,265,110	975,952
Transportation Equipment	62,424	62,424
	1,818,622	1,454,070
Accumulated Depreciation	(1,014,015)	(838,233)
	$804,607	$615,837

F.	INTANGIBLE ASSET - Customer List:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note I and Note M. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At September 30, 2022 and December 31, 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $210,330 and $69,583, respectively.

Amortization expense related to intangible asset - customer list was $158,952 and $75,123 for the nine months ended September 30, 2022 and 2021.

Estimated future amortization expense for the twelve months ended September 30,:

2023	$204,336
2024	204,336
2025	204,336
2026	204,336
2027	204,336
$1,021,680

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note I and Note M. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At September 30, 2022 and December 31, 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $151,686 and zero for the nine months ended September 30, 2022 and 2021.

Estimated future amortization expense for the twelve months ended September 30,:

2023	$227,529
2024	227,529
2025	227,529
2026	227,529
2027	227,529
$1,137,645

Trend Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note I and Note M. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,659,831. The intangible asset - customer list is amortized over 10 years. At September 30, 2022 and December 31, 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $13,832 and zero for the nine months ended September 30, 2022 and 2021.

Estimated future amortization expense for the twelve months ended September 30,:

2023	$165,983
2024	165,983
2025	165,983
2026	165,983
2027	165,983
$829,916

G.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Cost of sales - purchases	$2,351,553	$2,109,427
Other payables and accrued expenses	495,381	2,874,069
	$2,846,934	$4,983,496

H.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at September 30, 2022 and December 31, 2021, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At September 30, 2022 and December 31, 2021, the interest rate was 6.75% and 4.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

I.	contingent earn-out liabilities:

Wildman Acquisition

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly. At September 30, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $976,078 and $665,855, respectively. At September 30, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to zero and $976,078, respectively.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to seventy percent (70%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the anniversary date of the purchase. At September 30, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $649,000 and zero, respectively. At September 30, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to $986,000 and zero, respectively.

Trend. Acquisition

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty percent (40%) of the gross profit over $800,000 earned from the sale of product to the customer list for years 1 through 4 in addition to fixed payments of $37,500 for years 1 and 2 and $25,000 for years 3 and 4, respectively. Payments are due on the anniversary date of the purchase. At September 30, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $155,000 and zero, respectively. At September 30, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to $1,214,844 and zero, respectively.

J.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At September 30, 2022 and December 31, 2021, the Company had unearned revenue totaling $569,358 and $721,608, respectively.

	September 30,	December 31,
	2022	2021
Balance at January 1,	$721,608	$564,227
Revenue recognized	(40,642,559)	(39,702,714)
Amounts collected or invoiced	40,490,309	39,860,095
Unearned Revenue	$569,358	$721,608

K.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At September 30, 2022 and December 31, 2021, the company had deposits totaling zero and $43,878, respectively.

L.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note M, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three year earn-out period as discussed in Note I. At September 30, 2022, the note totaled $162,358. The Company anticipates that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of September 30, 2022.

M.	Aquisitions:

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
$3,245,872

Trend Acquisition

On August 31, 2022, the Company closed on an asset purchase agreement to acquire inventory, select fixed assets, and a customer list from Trend Promotional Marketing Corporation (Trend). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,193,166.

Fair Value of Identifiable Assets Acquired:
Cash	$63,624
Accounts Receivable	346,822
Inventory	108,445
Fixed Assets	14,444
Intangible - Customer List	1,659,831
$2,193,166

Consideration Paid:
Cash	$1,488
Assumption of Liabilities	721,334
Restricted Stock	100,000
Trend Contingent Earn-Out Liability	1,370,344
$2,193,166

N.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities:

	September 30,	December 31,
Operating Leases	2022	2021
Right-Of-Use Assets	$864,050	$1,094,778

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	324,309	310,095
Right-Of-Use Asset - Office Leases - Non-Current	539,741	784,683
	$864,050	$1,094,778

Rent expense for the nine months ended September 30, 2022 and 2021 totaled $333,072 and $292,023, respectively.

The following is a schedule by years of future minimum lease payments for the twelve months ended September 30,:

2023	$349,412
2024	323,584
2025	191,054
2026	-
2027	-
$864,050

As of September 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 2%.

O.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 18,537,410 and 10,000,000 shares were issued and outstanding at September 30, 2022 and 2021, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

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

Each redeemable warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share as of September 30, 2022, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the IPO, the Company issued the underwriters a total of 149,639 warrants that are exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

As of September 30, 2022 and 2021, warrant holders have exercised 659,456 and zero warrants, respectively. As of September 30, 2022 and 2021, there were 4,328,495 and zero warrants outstanding, respectively.

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

Simultaneously with the consummation of the closing of the PIPE, the Company issued the placement agent a total of 131,158 warrants that are exercisable beginning six months from the date of the PIPE at an exercise price of $4.97 with a five year expiration term.

As of September 30, 2022 and 2021 warrant holders have exercised zero warrants. As of September 30, 2022 and 2021, there were 5,596,061 and zero warrants outstanding, respectively.

Stock Purchase Warrants

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2022 and 2021. All warrants are exercisable for a period of five years from the date of issuance:

	Numbers of Warrants	Weighted Average Exercise	Weighted Average Life
	Outstanding	Price	(Years)
Balance January 1, 2021	-	-	-
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance September 30, 2021	-	-	-

Balance January 1, 2022	10,345,784	$4.90
Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$4.81	-
Balance September 30, 2022	10,074,195	$4.91	5

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

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 – September 30, 2022	1,667,545	$1.90	1,667,545	$6,824,085

P.	STOCK-BASED COMPENSATION:

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

Stock-based compensation expense included the following components:

	2022	2021
Stock Options	$83,182	-
Restricted Stock	129,186	-
	212,368	-

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

The Black-Scholes option pricing model assumptions are as follows:

Risk-free interest rate	1.335%
Expected term	5.5-6.25 years
Expected volatility	102.33%
Expected dividends	0%

A summary of option activity under the 2021 Plan as of September 30, 2022 and 2021 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	-	-	-
Granted	-	-	-
Forfeited or Expired and Other Adj	-	-	-
Outstanding at September 30, 2021	-	-	-
Exercisable at September 30, 2021	-	-	-

Outstanding at January 1, 2022	1,603,000	$4.15	$1,602,997
Granted	68,000	$1.80	68,000
Forfeited or Expired and Other Adj	(66,180)	$4.15	(66,177)
Outstanding at September 30, 2022	1,604,820	$4.09	$1,604,817
Exercisable at September 30, 2022	109,924	$4.11	$109,921

The weighted-average grant-date fair value of options granted during the years ended September 30, 2022 and 2021 was $4.09 and zero, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 10 years and 0 years as of September 30, 2022 and 2021, respectively.

Restricted Stock

Restricted stock granted under the 2021 Plan generally vest over 10 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis.

A summary of restricted stock activity under the 2021 Plan as of September 30, 2022 and 2021 and changes during the years then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2021	-
Granted	-
Vested	-
Forfeited	-
Outstanding at September 30, 2021	-

Outstanding at January 1, 2022	154,960
Granted	125,725
Vested	(179,514)
Forfeited	(6,466)
Outstanding at September 30, 2022	94,705

Q.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of September 30,:

	2022	2021
Numerator:
Net Income (Loss)	$(1,681,409)	$264,894
Denominator
Basic weighted-average common shares outstanding	19,702,136	10,000,000
Diluted weighted-average common shares outstanding	31,381,151	10,000,000

Basic Earnings Per Share	$(0.09)	$0.03
Diluted Earnings Per Share	$(0.05)	$0.03

Dilutive securities that were included in the calculation are as follows:

	2022	2021
Stock Warrants	10,074,195	-
Stock Options	1,604,820	-
Total	11,679,015	-

R. income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the nine months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
Federal:
Current	$48,282	$37,281
Deferred	(318,900)	115,038
Total	(270,618)	152,319

State:
Current	(9,254)	76,338
Deferred	(113,900)	44,800
Total	(123,154)	121,138
Provision for income taxes	$(393,772)	$273,457

The Company has an income tax NOL carryforward related to continued operations as of September 30, 2022 and 2021 of approximately $174,400 and zero, respectively. As of September 30, 2022 and 2021, the carryforward is recorded as a deferred tax asset of $545,800 and zero, respectively. Such deferred tax assets can be carried forward indefinitely.

S.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the nine months ended September 30, 2022 and 2021, advertising costs amounted to $211,945 and $99,241, respectively.

T.	MAJOR CUSTOMERs:

For the nine months ended September 30, 2022, the Company had one major customer to which sales accounted for approximately 10.4% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 13.8% of the total accounts receivable balance.

For the nine months ended September 30, 2021, the Company had no major customers.

U.	SUBSEQUENT EVENTS:

Management has evaluated events occurring after the balance sheet date through November 14, 2022, the date in which the financial statements were available to be issued.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission (the “SEC”), on October 7, 2021, as amended and supplemented, our subsequent Annual Reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2020 and 2021, program clients accounted for 77.6% and 75.7% of total revenue, respectively. For the nine months ended September 30, 2022 and 2021, program clients accounted for 82.1% and 76.6% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. We believe that our program clients tend toward longer-lasting relationships that may help us secure recurring revenue well into the future.

Our sales increased 24.0% year-over-year in the third quarter of 2022 compared to the third quarter of 2021, and increased 50.1% year-over-year in the first nine months of 2022 compared to the first nine months of 2021, due to higher spending from existing clients as well as business from new customers, the acquisition of the assets of G.A.P. Promotions, LLC, or G.A.P. Promotions, in January 2022, and the assets of Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), or Trend Brand Solutions, in August 2022. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus, the return of many significant in-person tradeshows and other industry-related opportunities, and societal reopening in general will help compensate for lower sales in prior periods. However, these trends will be partially offset by continued increases in expenses, especially higher raw material costs and a more challenging supply chain such as port congestion. According to the U.S. Bureau of Labor Statistics, the Producer Price Index for final demand moved up 8.5% for the 12 months ended in September 2022 on an unadjusted basis.

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

As of September 30, 2022, we had $47.8 million of total assets with $38.5 million of total shareholder equity.

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

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance and will likely continue to do so. As was typical for other firms in the promotional products industry, from March 2020 through September 2022, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. Likewise, we believe the pandemic’s effects on the economy caused us to experience higher costs of supplies of product materials due to continued pandemic-related expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as port congestion. We expect these effects to continue for the remainder of 2022.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to being a service-driven, feature-rich, and customer-focused company that provides our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	We have adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees;

●	We have been exploring strategic acquisition opportunities, and have acquired the following business assets:

○	In September 2020, we acquired the customer base of Indiana-based Wildman Imprints with historical revenue exceeding $10 million annually;

○	In January 2022, we acquired the promotional products business of Massachusetts-based G.A.P. Promotions with 2021 revenue of approximately $7.2 million; and

○	In August 2022, we acquired the promotional products business of Texas-based Trend Brand Solutions with annualized 2022 revenue of more than $3 million.

●	We have retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively;

●	We have concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and healthcare industries;

●	We have retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs; and

●	We have refocused our marketing activities on more client-specific revenue-generating activities that reduced spend while remaining effective.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1,235,000,000 or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended
Consolidated Operations Data	September 30, 2022	September 30, 2021
Sales	$13,576,072	$10,947,724

Cost of Sales:
Purchases	8,388,856	6,362,217
Freight	939,865	860,813
Total Cost of Sales	9,328,721	7,223,030

Gross Profit	4,247,351	3,724,694

Operating Expenses:
General and Administrative Expenses	4,896,386	2,689,101
Total Operating Expenses	4,896,386	2,689,101

Earnings (Loss) from Operations	(649,035)	1,035,593

Other Income and (Expense):
Other Expense	-	-
Other Income	20,471	6,378
Interest Expense	(12,800)	(26,260)
Interest Income	9,919	-
Unrealized Loss on Short Term Investments	(231,214)	-
Total Other Income and (Expense)	(213,624)	(19,882)

Income Before Income Taxes	(862,659)	1,015,711

Provision for Income Taxes	(174,507)	291,843

Net Earnings (Loss)	(688,152)	723,868

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 24.0% from $10.9 million for the three months ended September 30, 2021 to $13.6 million for the three months ended September 30, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions assets in January 2022 and the Trend Brand Solutions assets in August 2022.

The January 2022 acquisition of the G.A.P. Promotions assets generated $1.5 million of sales for the three months ended September 30, 2022 compared to no sales from such assets for the three months ended September 30, 2021. The August 2022 acquisition of the Trend Brand Solutions assets generated $0.2 million of sales for the three months ended September 30, 2022 compared to no sales from such assets for the three months ended September 30, 2021. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions and Trend Brand Solutions asset acquisitions, increased 8.4%, or $0.9 million, from $10.9 million for the three months ended September 30, 2021 to $11.9 million for the three months ended September 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 29.2% from $7.2 million for the three months ended September 30, 2021 to $9.3 million for the three months ended September 30, 2022. As a percentage of sales, cost of sales increased from 66.0% for the three months ended September 30, 2021 to 68.7% for the three months ended September 30, 2022. More specifically, cost of purchases increased from $6.4 million for the three months ended September 30, 2021 to $8.4 million for the three months ended September 30, 2022, or 31.9%. As a percentage of sales, cost of purchases increased from 58.1% for the three months ended September 30, 2021 to 61.8% for the three months ended September 30, 2022. In addition, freight costs increased from $0.9 million for the three months ended September 30, 2021 to $0.9 million for the three months ended September 30, 2022, or 9.2%. As a percentage of sales, freight costs decreased from 7.9% for the three months ended September 30, 2021 to 6.9% for the three months ended September 30, 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 24.0% during that same period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 14.0% from $3.7 million, or 34.0% of revenue, for the three months ended September 30, 2021, to $4.2 million, or 31.3% of revenue, for the three months ended September 30, 2022. The increase in the dollar amount of gross profit was due to increased sales, partially offset by an increase in purchasing costs.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 82.1%, or $2.2 million, from $2.7 million for the three months ended September 30, 2021 to $4.9 million for the three months ended September 30, 2022. As a percentage of sales, operating expenses increased from 24.6% for the three months ended September 30, 2021 to 36.1% for the three months ended September 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of $2.2 million, or 82.1%, which in turn was primarily due to additional expenses related to the acquisition of the G.A.P. Promotions assets and the Trend Brand Solutions assets, the implementation of a new ERP system on Oracle’s NetSuite platform, ongoing public company expenses, lead generation initiatives and organic growth in our business.

Other Income and Expense

Other income and expense consist of other expense, other income, interest expense, interest income and unrealized loss on short-term investments. Our other income increased $14,093 from $6,378 for the three months ended September 30, 2021 to $20,471 for the three months ended September 30, 2022. This was primarily due to an accrual adjustment to certain earn-out paying obligations relating to our acquisition of the assets of WBG. Our interest expense decreased $13,460 from $26,260 for the three months ended September 30, 2021 to $12,800 for the three months ended September 30, 2022. This decrease was primarily due to the repayment of our line of credit. Our interest income increased $9,919 from none for the three months ended September 30, 2021 to $9,919 for the three months ended September 30, 2022. This increase was primarily due to interest generated from short-term investments. Our unrealized loss on short-term investments increased $231,214 from none for the three months ended September 30, 2021 to $231,214 for the three months ended September 30, 2022. This increase was primarily due to the recording of all short-term investments at estimated fair value.

Income Taxes

Our effective income tax rate was 20.2% and 28.7% for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, our effective income tax rate was 1.8% and 18.4% for current and deferred taxes, respectively. For the three months ended September 30, 2021, our effective tax rate was 0% and 28.7% for current taxes and deferred taxes, respectively. The change in the effective tax rate was driven by a change from 11.3% to 13.4% in our effective federal income tax rate and a change from 4.8% to 6.9% in our effective state income tax rate. For further discussion of changes in the effective tax rate, refer to Notes A.15. and A.16. to our financial statements included with this report.

Net Earnings and Losses

Our net earnings decreased $1.4 million from net earnings of $0.7 million for the three months ended September 30, 2021 to a net loss of $0.7 million for the three months ended September 30, 2022. This decrease was primarily due to lead generation initiatives, integration expenses related to the acquisition of the G.A.P. Promotions and Trend Brand Solutions assets, ongoing expenses related to being a public company and higher cost of purchases. These factors were only partially offset by the increase in sales from the three months ended September 30, 2021 to the three months ended September 30, 2022 of $1.5 million from our January 2022 G.A.P. Promotions asset purchase, $0.2 million from our August 2022 Trend Brand Solutions asset purchase and the increase of $0.9 million from recurring organic sales from the three months ended September 30, 2021 to the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
Consolidated Operations Data	September 30, 2022	September 30, 2021
Sales	$40,642,559	$27,075,116

Cost of Sales:
Purchases	25,843,023	16,435,550
Freight	3,573,830	2,478,457
Total Cost of Sales	29,416,853	18,914,007

Gross Profit	11,225,706	8,161,109

Operating Expenses:
General and Administrative Expenses	13,152,774	8,333,132
Total Operating Expenses	13,152,774	8,333,132

Earnings (Loss) from Operations	(1,927,068)	(172,023)

Other Income and (Expense):
Other Expense	(27,461)	-
Other Income	119,585	776,440
Interest Expense	(18,942)	(66,066)
Interest Income	9,919	-
Unrealized Loss on Short Term Investments	(231,214)	-
Total Other Income and (Expense)	(148,113)	710,374

Income Before Income Taxes	(2,075,181)	538,351

Provision for Income Taxes	(393,772)	273,457

Net Earnings (Loss)	(1,681,409)	264,894

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 50.1% from $27.1 million for the nine months ended September 30, 2021 to $40.6 million for the nine months ended September 30, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisitions of the G.A.P. Promotions assets in January 2022 and the Trend Brand Solutions asset in August 2022.

The January 2022 acquisition of the G.A.P. Promotions assets generated $4.3 million of sales for the nine months ended September 30, 2022 compared to no sales from such assets for the nine months ended September 30, 2021. The August 2022 acquisition of the Trend Brand Solutions assets generated $0.2 million of sales for the nine months ended September 30, 2022 compared to no sales from such assets for the nine months ended September 30, 2021. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions and Trend Brand Solutions asset acquisitions, increased 33.5%, or $9.1 million, from $27.1 million for the nine months ended September 30, 2021 to $36.2 million for the nine months ended September 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 55.5% from $18.9 million for the nine months ended September 30, 2021 to $29.4 million for the nine months ended September 30, 2022. As a percentage of sales, cost of sales increased from 69.9% for the nine months ended September 30, 2021 to 72.4% for the nine months ended September 30, 2022. More specifically, cost of purchases increased from $16.4 million for the nine months ended September 30, 2021 to $25.8 million for the nine months ended September 30, 2022, or 57.2%. As a percentage of sales, cost of purchases increased from 60.7% for the nine months ended September 30, 2021 to 63.6% for the nine months ended September 30, 2022. In addition, freight costs increased from $2.5 million for the nine months ended September 30, 2021 to $3.6 million for the nine months ended September 30, 2022, or 44.2%. As a percentage of sales, freight costs decreased from 9.2% for the nine months ended September 30, 2021 to 8.8% for the nine months ended September 30, 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 50.1% during that same period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 37.6% from $8.2 million, or 30.1% of revenue, for the nine months ended September 30, 2021, to $11.2 million, or 27.6% of revenue, for the nine months ended September 30, 2022. The increase in the dollar amount of gross profit was due to increased sales, partially offset by an increase in purchasing costs.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 57.8%, or $4.8 million, from $8.3 million for the nine months ended September 30, 2021 to $13.2 million for the nine months ended September 30, 2022. As a percentage of sales, operating expenses increased from 30.8% for the nine months ended September 30, 2021 to 32.4% for the nine months ended September 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of $4.8 million, or 57.8%, which in turn was primarily due to additional expenses related to the acquisition of the G.A.P. Promotions assets and the Trend Brand Solutions assets, the implementation of a new ERP system on Oracle’s NetSuite platform, ongoing public company expenses, lead generation initiatives and organic growth in our business.

Other Income and Expense

Other income and expense consist of other expense, other income, interest expense, interest income and unrealized loss on short-term investments. Our other expense increased $27,461 from none for the nine months ended June 30, 2021 to $ 27,461 for the nine months ended June 30, 2022. This was primarily due to an accrual adjustment to certain earn-out paying obligations relating to our acquisition of the assets of WBG. Our other income decreased $656,855 from $776,440 for the nine months ended June 30, 2021 to $119,585 for the nine months ended June 30, 2022. This decrease was primarily due to the forgiveness of the Company’s PPP loan. Our interest expense decreased $47,124 from $66,066 for the nine months ended September 30, 2021 to $18,942 for the nine months ended September 30, 2022. This decrease was primarily due to the repayment of our line of credit. Our interest income increased $9,919 from none for the nine months ended September 30, 2021 to $9,919 for the nine months ended September 30, 2022. This increase was primarily due to interest generated from short-term investments. Our unrealized loss on short-term investments increased $231,214 from none for the nine months ended September 30, 2021 to $231,214 for the nine months ended September 30, 2022. This increase was primarily due to the recording of all short-term investments at estimated fair value.

Income Taxes

Our effective income tax rate was 19.0% and 50.8% for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, our effective income tax rate was 1.9% and 20.9% for current and deferred taxes, respectively. For the nine months ended September 30, 2021, our effective tax rate was 21.1% and 29.7% for current taxes and deferred taxes, respectively. The change in the effective tax rate was driven by a change from 35.5% to 13.0% in our effective federal income tax rate and a change from 15.2% to 5.9% in our effective state income tax rate. For further discussion of changes in the effective tax rate, refer to Notes A.15. and A.16. to our financial statements included with this report.

Net Earnings and Losses

Our net earnings decreased $1.9 million from net earnings of $0.3 million for the nine months ended September 30, 2021 to a net loss of $1.7 million for the nine months ended September 30, 2022. This decrease was primarily due to lead generation initiatives, integration expenses related to the acquisition of the G.A.P. Promotions and Trend Brand Solutions assets, ongoing expenses related to being a public company and higher cost of purchases. These factors were only partially offset by the increase in sales from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 of $4.3 million from our January 2022 G.A.P. Promotions asset purchase, $0.2 million from our August 2022 Trend Brand Solutions asset purchase, and the increase of $9.1 million from recurring organic sales from the nine months ended September 30, 2021 to the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of approximately $12.3 million and short-term investments of approximately $9.7 million. Prior to our initial public offering, we financed our operations primarily through revenue generated from operations and bank borrowings, including a $3.5 million line of credit held with Bank of America during the nine months ended September 30, 2021. Our line of credit agreement with Bank of America was terminated on November 22, 2021 and on the same date was replaced with a secured revolving demand line of credit with Salem Five Cents Savings Bank for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended September 30, 2023 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(6,515,724)	$(1,558,961)
Net cash provided by (used in) investing activities	(10,820,015)	(314,448)
Net cash provided by (used in) financing activities	(2,594,267)	2,023,602
Net increase (decrease) in cash and cash equivalents	(19,930,006)	150,193
Cash and cash equivalents at beginning of period	32,226,668	647,235
Cash and cash equivalents at end of period	$12,296,662	$797,428

Net cash used in operating activities was approximately $6.5 million for the nine months ended September 30, 2022, as compared to net cash used in operating activities of approximately $1.6 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, increases in accounts receivable and inventory along with a decrease in accounts payable were the primary drivers of the net cash used in operating activities. For the nine months ended September 30, 2021, increases in accounts receivable, inventory and accounts payable accompanied by a one-time gain on extinguishment of debt were the primary drivers of the net cash used in operating activities. The increase in net cash used in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 occurred in the normal course of business due to growth in organic business as well as the integration of the G.A.P. Promotions and Trend Brand Solutions assets.

Net cash used in investing activities was approximately $10.8 million for the nine months ended September 30, 2022, and approximately $0.3 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, purchases of short-term investments, additions to intangible assets related to customer lists and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. For the nine months ended September 30, 2021, additions to software-related property and equipment was the primary driver of the net cash used in investing activities. The increase in net cash used in investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to purchases of short-term investments and the addition of new intangible assets related to the customer lists acquired in January 2022 and August 2022 as part of the G.A.P. Promotions and Trend Brand Solutions assets acquisitions, respectively.

Net cash used in financing activities was approximately $2.6 million for the nine months ended September 30, 2022, as compared to net cash provided by financing activities of approximately $2.0 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash used in financing activities consisted primarily of the repurchase of our common stock under our stock repurchase program offset by net proceeds received from the exercise of our publicly-traded warrants. For the nine months ended September 30, 2021, net cash provided by financing activities consisted primarily of borrowings and reductions on our line of credit and stockholder loan. The decrease in net cash provided by financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the repurchase of our common stock during the nine months ended September 30, 2022, offset by the exercise of our publicly-traded warrants.

On April 15, 2020, we received loan proceeds from Bank of America in the amount of approximately $770,062 under the PPP implemented by the U.S. Small Business Administration (“SBA”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average qualifying monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

We received forgiveness by the SBA of the PPP loan in full, effective June 24, 2021.

As of December 31, 2020, approximately $149,900 was due under our Economic Injury Disaster Loan, or EIDL, program loan. It was due in monthly installments of $731 including interest to April 2051. During the nine months ended September 30, 2021, payments totaling $2,924 were made under the EIDL program loan. The amount was fully repaid on December 20, 2021.

Returning Value to Shareholders – Stock Repurchase Program

As initially announced on February 23, 2022, under our stock repurchase program, we may repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Rule 10b-18”). Our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. It is expected that share repurchases will be paid using existing and future cash generated by operations.

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

Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter.

For the nine months ended September 30, 2022, we repurchased a total of 1,667,545 shares and returned $3,175,915 in value to shareholders under the Trading Plan.

As of September 30, 2022, $6,824,085 remained available under the stock repurchase program for future stock repurchases.

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

After deducting underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we received net proceeds of approximately $17.9 million at the closing of the IPO. Assuming the exercise of all of the publicly-traded warrants and representative’s warrants, we would receive additional total proceeds of approximately $21.6 million. As of September 30, 2022, we had received a total of approximately $3.2 million from the exercise of publicly-traded warrants for the purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the representative’s warrants.

The IPO was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was initially filed with the SEC on October 7, 2021 (the “IPO Registration Statement”), and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 8, 2021. On June 10, 2022, a post-effective amendment to the IPO Registration Statement was filed to update its prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022 (the “Post-Effective Amendment to IPO Form S-1”). The Post-Effective Amendment to IPO Form S-1 became effective on June 16, 2022. Prospectus Supplement No. 1 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on July 21, 2022 to include the information set forth in our Current Reports on Form 8-K, which were filed with the SEC on July 19, 2022 and July 21, 2022. Prospectus Supplement No. 2 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on August 15, 2022 to include the information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 15, 2022. Prospectus Supplement No. 3 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on September 7, 2022 to include the information in our Current Report on Form 8-K, which was filed with the SEC on September 7, 2022.

EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

The following is our reasonable estimate of the uses of the proceeds from the IPO from the date of the closing of the IPO on November 12, 2021, until September 30, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$2.2 million was used for the acquisition of other businesses;

●	$3.5 was used for the repayment of indebtedness;

●	$9.2 million was used for working capital

●	$3.0 million was used for temporary investments.

As of September 30, 2022, we had used the entirety of the proceeds of the IPO, not including amounts received or that may be received from exercises of warrants issued in connection with the IPO.

None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning ten percent or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Post-Effective Amendment to Form S-1 and the related prospectus.

Private Placement

On December 10, 2021, the Company completed a private placement with several investors, wherein a total of 4,371,926 shares of the Company’s common stock were issued at a purchase price of $4.97 per share, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, or 5,464,903 shares of common stock in aggregate, at an exercise price of $4.97 per share, for a total purchase price of approximately $21.7 million. The private placement warrants were immediately exercisable on the date of issuance, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants were subject to a floor price of $4.80 per share prior to shareholder approval of such subsequent equity sale, and a floor price of $1.00 per share after such shareholder approval is obtained. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of our outstanding voting stock approved the Company’s entry into the private placement. We filed preliminary and definitive information statements on Schedule 14C with the SEC on December 29, 2021 and January 11, 2022, respectively, and delivered copies of the definitive information statement to shareholders on January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the private placement warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable.

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

The private placement raised net cash proceeds of approximately $19.8 million (after deducting the placement agent fee and expenses of the private placement). Assuming the exercise of all of the private placement warrants and placement agent warrants, we would receive additional total proceeds of approximately $27.8 million. As of September 30, 2022, we had not received any proceeds from the exercise of our private placement warrants or placement agent warrants. The Company intends to use the net cash proceeds from the private placement for acquisitions and partnerships, investments in technology and expanding corporate infrastructure, expansion of its sales team and marketing efforts and for general working capital and administrative purposes.

The private placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the investors represented that it was an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives.

In connection with the private placement, the Company entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with investors containing customary representations and warranties. The Company and investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon exercise of the private placement warrants and Representative Warrants, promptly following the closing date but in no event later than 15 calendar days after the effective date of the Registration Rights Agreement, and to have such Resale Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). The Company would have been obligated to pay certain liquidated damages to the investors if the Company failed to file the Resale Registration Statement when required, or failed to file or cause the Resale Registration Statement to be declared effective by the SEC when required, and will become so obligated if it fails to maintain the effectiveness of the Resale Registration Statement pursuant to the terms of the Registration Rights Agreement.

On December 23, 2021, the Company filed the Resale Registration Statement with the SEC (File No. 333-261883) and it was declared effective on January 5, 2022. On June 10, 2022, a post-effective amendment to the Resale Registration Statement on Form S-1 was filed to update its prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022 (the “Post-Effective Amendment to Resale Form S-1”). The Post-Effective Amendment to Resale Form S-1 became effective on June 16, 2022. Prospectus Supplement No. 1 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on July 21, 2022 to include the information set forth in our Current Reports on Form 8-K, which were filed with the SEC on July 19, 2022 and July 21, 2022. Prospectus Supplement No. 2 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on August 15, 2022 to include the information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 15, 2022. Prospectus Supplement No. 3 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on September 7, 2022 to include the information in our Current Report on Form 8-K, which was filed with the SEC on September 7, 2022.

The foregoing summary of each of the Private Placement Purchase Agreement, PAA, Registration Rights Agreement, form of private placement warrant and form of Placement Agent Warrant is qualified in its entirety by reference to the forms of such documents which have been filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 to our Current Report on Form 8-K filed with the SEC on December 13, 2021, respectively, and are incorporated herein by reference.

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

The amount available under the Line of Credit is the lesser of $7.0 million or the sum of (x) eighty percent (80%) of the then-outstanding amount of Eligible Accounts (as defined below), plus (y) fifty percent (50%) of Eligible Inventory (as defined below); minus one hundred (100%) percent of the aggregate amount then drawn under the Line of Credit for the account of the Company. In addition, advances based upon Eligible Inventory must be capped at all times at $2,000,000. “Eligible Accounts” are defined as accounts that meet a number of requirements, including, unless otherwise approved by the Lender, being less than ninety (90) days from the date of invoice not subject to any prior assignment, claim, lien, or security interest, not subject to set-off, credit, allowance or adjustment by the account debtor, arose in the ordinary course of the Company’s business, not an intercompany obligation, not subject to notice of bankruptcy or insolvency of the account debtor, not owed by an account debtor whose principal place of business is outside the United States, not a government account, not be evidenced by promissory notes, and not one of the accounts owed by an account debtor 25% or more of whose accounts are 90 or more days past invoice date; or otherwise not deemed acceptable by the Lender in accordance with its normal credit policies. “Eligible Inventory” means all finished goods, work in progress and raw materials and component parts of inventory owned by the Company. It does not include any inventory held on consignment or not otherwise owned by the Company; any inventory which has been returned by a customer or is damaged or subject to any legal encumbrances other than a first priority security interest held by the Company; any inventory which is not in the possession of the Company; any inventory which is held by the Company on property leased by the Company unless the Lender has received a Landlord’s Waiver and Consent from the lessor of such property satisfactory to the Lender; any inventory which is not located within the United States; any inventory which the Lender reasonably deems to be obsolete or non-marketable; and any inventory not subject to a first priority fully perfected lien held by the Lender.

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

The Loan is also subject to ongoing affirmative obligations of the Company, including: Making punctual repayment of the Loan amount; maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another Certified Public Accountant acceptable to the Lender; allowing the Lender to inspect its accounting books and records; furnishing audited, quarterly, monthly and other financial statements to the Lender; making payment of Lender’s reasonable expenses for a field exam in 2022; allowing the Lender to communicate with its accountants; maintaining its properties in good repair subject to ordinary wear and tear; obtaining replacement-cost insurance for its property with the Lender as Mortgagee/Loss Payee; causing management contracts for the Company’s properties to be subordinated to the rights of the Lender; and allowing no change of property management company without the prior written consent of the Lender.

The Loan is further subject to the following financial requirements: (a) Debt Service Coverage Ratio: Cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, shareholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; and (b) Minimum Net Worth thresholds: The Company will be required to meet the following minimum net worth thresholds: $2,000,000 at December 31, 2021, which the Company met; $2,750,000 at December 31, 2022; and $3,500,000 at December 31, 2023.

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

As of December 31, 2021 and September 30, 2022, we had not drawn any funds from the Loan under the Loan Agreement.

Executive Chairman Loans

We have also borrowed funds from our Executive Chairman, Andrew Stranberg, during periods when Mr. Stranberg did not already owe funds to us. The loans are unsecured, non-interest bearing, and there is no formal repayment plan. In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The total amount owed, including principal of $500,000 and interest of $4,740, was repaid to Mr. Stranberg on November 22, 2021. At December 31, 2021 and September 30, 2022, no amount was due to Mr. Stranberg.

Contractual Obligations

Wildman Imprints Acquisition

On August 24, 2020, we entered into an asset purchase agreement to acquire the inventory, select fixed assets, and a customer list of the Wildman Imprints division of Wildman Business Group, LLC, or WBG. In connection with the asset acquisition, the customer list was purchased using a contingent earn-out calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for year 1 and thirty percent (30%) for years 2 and 3. Payments are due on the anniversary date of the purchase. At September 30, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $976,078 and $665,855, respectively. The foregoing summary of the asset purchase agreement is qualified in its entirety by reference to the full text of the asset purchase agreement, a copy of which is attached as Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on October 7, 2021, and is incorporated herein by reference.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of September 30, 2022 and December 31, 2021 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. We anticipate that the note will be paid in full in 2022, accordingly the note payable has been classified as current on the balance sheet as of September 30, 2022 and December 31, 2021. We expect no deficiencies in our ability to make the payments required under the asset purchase agreements. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Wildman Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes I, L and M to our financial statements included with this report.

Property Leases

The following is a schedule by years of future minimum property lease payments at September 30, 2022 for the twelve months ended September 30,:

2023	$349,412
2024	323,584
2025	191,054
2026	-
2027	-
$864,050

Rent expense for the nine months ended September 30, 2022 and 2021 totaled $333,072 and $292,023, respectively. We anticipate no deficiencies in our ability to make these payments.

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

For further discussion see Notes I and M to our financial statements included with this report.

Trend Brand Solutions Acquisition

On August 31, 2022 the Company closed on an asset purchase agreement to acquire inventory, select fixed assets, and a customer list from Trend Brand Solutions. In accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations”, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,193,166.

Fair Value of Identifiable Assets Acquired:

Cash	$63,624
Accounts Receivable	346,822
Inventory	108,445
Fixed Assets	14,444
Intangible - Customer List	1,659,831
Total	$2,193,166

Consideration Paid:

Cash	$1,488
Assumption of Liabilities	721,334
Restricted Stock	100,000
Trend Contingent Earn-Out Liability	1,370,344
Total	$2,193,166

For further discussion see Notes I and M to our financial statements included with this report.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At September 30, 2022 and December 31, 2021, the Company had net deposits totaling zero and $43,878, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the loans described above. As stated above, as of September 30, 2022, we had not drawn any funds from the Loan under the Loan Agreement, and no amount was owed to our Executive Chairman and largest shareholder Andrew Stranberg.

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

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three months ended September 30, 2022:

Performance Obligations Satisfied at a Point in Time	$13,576,072
Performance Obligations Satisfied Over Time	-
Total Revenue	$13,576,072

Freight

The Company includes freight charges as a component of cost of goods sold.

Uncertainty in Income and Other Taxes

The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of September 30, 2022 and 2021, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2022, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item. 3.02 in a current report on Form 8-K that was filed during the quarter, except as disclosed below.

As previously disclosed in its Current Report on Form 8-K filed on July 19, 2022 (the “Prior Form 8-K”), on July 13, 2022, the Company entered into an Asset Purchase Agreement (the “Trend Purchase Agreement”) with Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), a Texas S-corporation (the “Seller”) and Michael Krauser (the “Stockholder”), pursuant to which the Company agreed to acquire substantially all of the assets of the Trend Brand Solutions used in Trend Brand Solutions’ branding, marketing and promotional products and services business (the “Trend Acquisition”), for an aggregate purchase price of (a) $175,000; (b) an amount equal to the amount paid by Trend Brand Solutions (at cost) for all of Trend Brand Solutions’ Inventory (as defined in the Trend Purchase Agreement) that is on hand as of the date and time (the “Closing Date”) of the consummation of the transactions contemplated by the Trend Purchase Agreement (the “Closing”); (c) an amount equal to the depreciated value of Trend Brand Solutions’ Fixed Assets (as defined in the Trend Purchase Agreement); (d) a certain amount of restricted shares equal to the quotient of $100,000 divided by the daily volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market for the five trading days prior to the Closing Date; (e) four annual installment payments consisting of (i) $37,500 within 45 days of the first anniversary of the Closing Date, (ii) $37,500 within 45 days of the second anniversary of the Closing Date, (iii) $25,000 within 45 days of the third anniversary of the Closing Date, and (iv) $25,000 within 45 days of the fourth anniversary of the Closing Date; and (f) the Earnout Payments, as defined in the Prior Form 8-K. The Company also agreed to certain other considerations as described further in the Prior Form 8-K.

On August 31, 2022, the Company, Trend Brand Solutions and the Stockholder entered into Amendment No. 1 to the Asset Purchase Agreement (the “Trend Purchase Agreement Amendment”) to amend certain terms of the Trend Purchase Agreement.

Pursuant to the Trend Purchase Agreement Amendment, the Trend Purchase Agreement was modified to add that fifty percent (50%) of the amount of revenues received from Affiliated Customers (as defined in the Trend Purchase Agreement Amendment) would be added to the total for Gross Profit (as defined in the Prior Form 8-K). For purposes of Gross Profit with respect to Affiliated Customers only, expenses to be deducted from the calculation of Gross Profit will include all selling expenses in addition to those applicable to Qualifying Customers (as defined in the Prior Form 8-K). “Affiliated Customers” means certain customers to which the Company has a preexisting relationship or that meet one or more other certain specified conditions.

The definitive schedules to the Trend Purchase Agreement provided that assets excluded from the Trend Acquisition included Trend Brand Solutions’ SMART BUY technology (client facing buying sites) and a sales tax bond repayment of $21,000. The Trend Acquisition also included inventory valued at approximately $123,870.82 at cost, and fixed assets that included certain office and warehouse supplies and equipment the value of which was not disclosed by Trend Brand Solutions and was not separately paid for by the Company.

The foregoing summary of the terms and conditions of the Trend Purchase Agreement and the Trend Purchase Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Prior Form 8-K, and to the full text of the agreements attached hereto as Exhibits 2.1 and 2.2, which are incorporated herein by reference.

On August 31, 2022, the Closing was completed. In connection with the Closing and pursuant to the Trend Purchase Agreement, on August 31, 2022, the Company issued 54,642 shares of restricted stock to the Stockholder, subject to a two-year lock-up with certain exceptions under a separate lock-up agreement between the Company and the Stockholder. The restricted shares were issued and sold as “restricted securities” (as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

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

After deducting underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we received net proceeds of approximately $17.9 million at the closing of the IPO. Assuming the exercise of all of the publicly-traded warrants and representative’s warrants, we would receive additional total proceeds of approximately $21.6 million. As of September 30, 2022, we had received a total of approximately $3.2 million from the exercise of publicly-traded warrants for the purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the representative’s warrants.

The IPO was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was initially filed with the SEC on October 7, 2021 (the “IPO Registration Statement”), and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 8, 2021. On June 10, 2022, a post-effective amendment to the IPO Registration Statement was filed to update its prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022 (the “Post-Effective Amendment to IPO Form S-1”). The Post-Effective Amendment to IPO Form S-1 became effective on June 16, 2022. Prospectus Supplement No. 1 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on July 21, 2022 to include the information set forth in our Current Reports on Form 8-K, which were filed with the SEC on July 19, 2022 and July 21, 2022. Prospectus Supplement No. 2 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on August 15, 2022 to include the information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 15, 2022. Prospectus Supplement No. 3 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on September 7, 2022 to include the information in our Current Report on Form 8-K, which was filed with the SEC on September 7, 2022.

EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

The following is our reasonable estimate of the uses of the proceeds from the IPO from the date of the closing of the IPO on November 12, 2021, until September 30, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$2.2 million was used for the acquisition of other businesses;

●	$3.5 was used for the repayment of indebtedness;

●	$9.2 million was used for working capital

●	$3.0 million was used for temporary investments.

As of September 30, 2022, we had used the entirety of the proceeds of the IPO, not including amounts received or that may be received from exercises of warrants issued in connection with the IPO.

None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning ten percent or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Post-Effective Amendment to Form S-1 and the related prospectus.

Repurchases of Common Stock

The following table provides information about our repurchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2022 – July 31, 2022	-	$-		$8,006,490
August 1, 2022 – August 31, 2022	297,540	$1.79	297,540	$7,474,381
September 1, 2022 – September 30, 2022	370,005	$1.76	370,005	$6,824,085

(1)	On February 23, 2022, the Company issued a press release that announced that the Company’s Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Rule 10b-18”). The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of the Company’s capital needs, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. On May 23, 2022, the Company filed a current report on Form 8-K that announced that the Company had established a trading plan (the “Trading Plan”) with B. Riley Securities, Inc. (“B. Riley”) intended to qualify under Rule 10b-18. The Trading Plan instructs B. Riley to repurchase shares of common stock of the Company for the Company’s account in accordance with Rule 10b-18 and the Company’s instructions. The Company’s insider trading policy generally permits insider purchases of the Company’s stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter. Repurchases under the Trading Plan are scheduled to terminate as late as May 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 13, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 19, 2022)
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 31, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on September 7, 2022)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
Name:	David Browner
Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)