Form 10-K
period 2022-12-31
Stran & Company, Inc.
filed 2023-03-30
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41038

STRAN & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3297200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Heritage Drive, Suite 600, Quincy, MA	02171
(Address of principal executive offices)	(Zip Code)

800-833-3309
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SWAG	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.81375	SWAGW	The NASDAQ Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was approximately $17,500,160. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2023, there were a total of 18,316,253 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Stran & Company, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Stran,” and “our company” are to Stran & Company, Inc., a Nevada corporation.

Note Regarding Forward Stock Split

Except as otherwise specifically indicated, all information in this Annual Report on Form 10-K (this “Annual Report”) has been retroactively adjusted to give effect to a 100,000-for-1 forward stock split of our outstanding common stock through our reincorporation merger in Nevada that was effective as of May 24, 2021. References to number of shares of our common stock after May 24, 2021 have given effect to this split.

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

Note Regarding Industry and Market Data

This report includes industry data and forecasts that we obtained from industry publications and surveys including but not limited to certain publications of the promotional products member groups Advertising Specialty Institute (ASI) and the Promotional Products Association International (PPAI), as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources, and we cannot assure you of the accuracy or completeness of such information contained in this report. Such data involve risks and uncertainties and is subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” and “—Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic on our operations and financial condition;

●	social and economic trends due to the loosening of public health measures against the COVID-19 pandemic;

●	the direction, intensity and duration of expected trends in freight expenses, raw material costs, port congestion, and other supply chain challenges;

●	the timing, availability and effects on our stock price and financial condition of our stock repurchase program;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products or services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	our expectation regarding the use of proceeds from our initial public offering and subsequent private placement;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

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

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors”.

●	Our business has been materially adversely impacted by the COVID-19 pandemic and could be materially adversely impacted by future COVID-19 pandemic surges, new COVID-19 variants, or other pandemics.

●	Shortages of supply of merchandise from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we source goods and materials could adversely affect our results of operations.

●	Increases in the price of merchandise and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

●	Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.

●	Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

●	We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

●	If our information technology systems suffer interruptions or failures, including as a result of cyberattacks, our business operations could be disrupted and our reputation could suffer.

●	We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.

●	We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

●	Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

●	Inability to attract and retain key management or other personnel could adversely impact our business.

●	Failure to preserve positive labor relationships with our employees could adversely affect our results of operations.

●	We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

●	There is a risk of dependence on one or a group of customers or market expectations of unsustainable growth.

●	Our business incurs significant freight and transportation costs. Any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.

●	Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, terrorist attacks, extreme weather events or other natural disasters and other unpredicted events.

●	We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

●	We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

●	Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

●	The promotional products, uniforms, trade show and events marketplace, loyalty and program management business industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and services that adversely affect our financial performance.

●	Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

●	The apparel industry, including uniforms and corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

●	Our success depends upon the continued protection of our intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

●	Climate change and increased focus by governments, stockholders and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	Some of the products that we design or otherwise assist customers with producing create exposure to potential product liability, warranty liability or personal injury claims and litigation.

●	Defects in the products that we design or otherwise assist customers with producing could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

●	We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

●	Volatility in the global financial markets could adversely affect results.

●	Failure to achieve and maintain effective internal controls could adversely affect our business and price of our securities.

●	Increases in the cost of employee benefits could impact our financial results and cash flow.

●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

●	We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

●	Environmental regulations may impact our future operating results.

●	If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

●	Early termination of or failure to renew our secured line of credit could strain our ability to pay other obligations.

v

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

We purchase products and branding through various third-party manufacturers and decorators and resell the finished goods to customers. In addition to selling branded products, we offer our clients custom sourcing capabilities; a flexible and customizable e-commerce solution for promoting branded merchandise and other promotional products, managing promotional loyalty and incentives, print collateral, and event assets, order and inventory management, and designing and hosting online retail popup shops, fixed public retail online stores, and online business-to-business service offerings; creative and merchandising services; warehousing/fulfillment and distribution; print-on-demand; kitting; point of sale displays; and loyalty and incentive programs.

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

For over 27 years we have grown into a leader in the promotional products industry, ranking 36th in 2021 revenues in the United States on Print+Promo Marketing’s 2022 Top Distributors list, and 34th on ASI’s Top 40 Distributors 2022 list. Our co-founder and Chief Executive Officer, Andrew Shape, was also recently ranked 45th on ASI’s 2022 Power 50 list of influential people in our industry. Since our first year of operations in 1995, our annual revenues have gradually grown from approximately $240,000 to $59.0 million in 2022, a compound annual growth rate of approximately 22.6%, and between 2017 and 2022, our revenues grew at a compound annual growth rate of approximately 24.4%. During 2017 through 2022, we had consistent gross margins of approximately 30%, and processed more than 50,000 customer orders per year.

As of December 31, 2022, we had total assets of $56.6 million with total stockholder equity of $39.4 million.

We serve a highly diversified customer base across many industry verticals including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods. Many of our customers are household names and include some of the largest corporations in the world.

Our sales increased 48.5% year-over-year in 2022 compared to 2021, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions, LLC, or G.A.P. Promotions, assets in January 2022, the assets of Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), or Trend Brand Solutions, in August 2022, and the assets of Premier Business Services, or Premier NYC, in December 2022. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus, the return of many significant in-person tradeshows and other industry-related opportunities, and societal reopening in general may help compensate for lower sales in prior periods. However, these trends are expected to be partially offset by continued increases in expenses, especially higher raw material costs and a more challenging supply chain. According to the U.S. Bureau of Labor Statistics, the Producer Price Index for final demand moved up 4.6% for the 12 months ended in February, 2023, on an unadjusted basis. In addition, we believe that the COVID-19 pandemic has had significant adverse effects on our industry and our company, and that it may continue to do so. For further discussion, see “—The COVID-19 Pandemic’s Effects on the Promotional Products Industry” and “—The COVID-19 Pandemic’s Effects on Our Business” below.

Our headquarters are located at Quincy, Massachusetts, with additional offices located in Warsaw, Indiana; Mt. Pleasant, South Carolina; and Tomball, Texas. We also have sales representatives in 17 additional locations across the United States and a network of service providers in the U.S. and abroad, including factories, decorators, printers, logistics firms, and warehouses.

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

U.S. Promotional Products is a Large and Growing Market

According to ASI, the U.S. market for promotional products reached $25.8 billion in 2022, matching the previous high achieved in 2019 and growing 11.2% from 2021. Moreover, the promotional products market is only one segment of a total addressable market of possibly up to $380 billion based on the size of the product packaging market ($185 billion as of 2021, according to Mordor Intelligence, a leading market intelligence and advisory firm); the loyalty incentive programs market ($90 billion annually according to the Incentive Marketing Association, the umbrella organization for suppliers in the incentive marketplace); the printing market ($83 billion projected for 2023, according to IBISWorld, an industry research provider); and the trade show and conference planning market ($22 billion projected for 2023, according to IBISWorld).

We believe that U.S. promotional products spending was severely impacted by the COVID-19 pandemic. According to ASI, promotional product distributor sales decreased nearly 20% from $25.8 billion in 2019 to $20.7 billion in 2020. However, the return of in-person events, businesses aggressively marketing themselves and 40-year-high inflation resulted in promotional products distributor sales increasing 12.1% in 2021 to $23.2 billion and 11.2% in 2022 to $25.8 billion, matching the last full year prior to the COVID-19 pandemic.

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

The Promotional Products Industry is Highly Fragmented

The promotional products industry is also highly fragmented. As of 2018, the industry included over 40,000 firms according to PPAI. As of 2022, the firm with the greatest percentage of industry sales generated $1.1 billion in revenue but made up only approximately 4.4% of the $25.8 billion in revenues generated in 2022 by North American promotional products distributors, based on information reported by ASI and the firm itself. There are only two firms that have reported achieving revenues above $1 billion in 2022. As a group, the top 40 distributors had approximately 32.7% market share as of 2021, based on total sales of approximately $7.6 billion out of total North American promotional products distributors’ revenues for 2021 of $23.2 billion, based on ASI’s reports.

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

The COVID-19 Pandemic’s Effects on the Promotional Products Industry

As in many other industries, we believe that the COVID-19 pandemic has weakened many promotional products distributors. According to ASI, promotional product distributor sales decreased nearly 20% from $25.8 billion in 2019 to $20.7 billion in 2020. However, the return of in-person events, businesses aggressively marketing themselves and 40-year-high inflation resulted in promotional products distributor sales increasing 12.1% in 2021 to $23.2 billion and 11.2% in 2022 to $25.8 billion, matching the last full year prior to the COVID-19 pandemic. At the same time, distributors have also experienced higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as trucking shortages and port congestion. Much of the increase in costs, supply chain disruption, and other continuing disruptions in operations is believed to be due to ongoing outbreaks of COVID-19. We expect some or all of these effects to continue in 2023.

The COVID-19 Pandemic’s Effects on Our Business

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance. As was typical for other firms in the promotional products industry, from March 2020 through the end of 2022, we believe that our revenues were adversely affected by decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. We also experienced higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as trucking shortages and port congestion. Much of the increase in costs, supply chain disruption, and other continuing disruptions in operations is believed to be due to ongoing outbreaks of COVID-19. We expect some or all of these effects to continue in 2023.

We have also noted that some of our customers have indicated that a greater number of their employees work from home than in past periods. We believe this increase may be partially a result of the relatively new risk to office work from the COVID-19 pandemic, and that this trend may continue. As a result, we have been, and expect to continue to, drop-ship more materials directly to people at their homes than in periods before the advent of the COVID-19 pandemic. We expect that this trend will continue to yield increased freight service fees and fulfillment revenue as well as associated costs.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote our customers’ brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to providing our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	Adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees. We allow team members to work remotely when necessary, allowing us to continue providing uninterrupted sales and service to our customers throughout the year.

●	Emphasized and established cost savings initiatives, cost control processes, and cash conservation to preserve liquidity.

●	Explored national acquisition opportunities and executed the acquisitions of the promotional products assets and business of Indiana-based Wildman Imprints with historical revenue exceeding $10 million annually in September 2020, Massachusetts-based G.A.P. Promotions with 2021 revenue of approximately $7.2 million in January 2022, Texas-based Trend Brand Solutions with annualized 2022 revenue of approximately $3 million in August 2022, and New York-based Premier NYC with annualized 2022 revenue of approximately $2 million in December 2022. In addition, entered into a definitive agreement in January 2023 to purchase the promotional products business and assets of Massachusetts-based T R Miller Co., Inc. (“TRM Corp.”), with historical revenue of approximately $19 million.

●	Retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively.

●	Concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and cannabis industries.

●	Retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs.

●	Successfully applied for and received Paycheck Protection Program (“PPP”) loans and government assistance.

●	Refocused our marketing activities on more client-specific revenue generating activities that reduced spend while remaining effective.

We believe that we have seen encouraging signs of recovery from the effects of the COVID-19 pandemic. There has been a significant increase in the amount of requests for proposal and other customer inquiries since the beginning of 2021, which leads us to believe that companies are preparing to spend at previous or increased levels. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus and societal reopening will help compensate for lower sales in prior periods. However, significant lingering supply chain issues related to the COVID-19 pandemic continued to adversely affect our business in 2021 and 2022, and may continue to do so in 2023.

For a further discussion of the impact of the COVID-19 pandemic on our business, please see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in particular the subsection entitled “Impact of COVID-19 Pandemic”, and Item 1A. “Risk Factors – Risks Related to Our Business and Industry – Our business has been materially adversely impacted by the COVID-19 pandemic and could be materially adversely impacted by future COVID-19 pandemic surges, new COVID-19 variants, or other pandemics.”

Competitive Strengths

We believe our key competitive strengths include:

●	Superior and Distinctive Technology. We have invested in sophisticated, efficient ordering and logistics technology that provides order processing, warehousing and fulfillment functions. We continue to invest in our technology infrastructure, including many customized solutions developed on Adobe Inc. (“Adobe”)’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the first half of 2023.

●	Leading Market Position. Our over 27 years’ history and size make us a leader in the U.S. promotional products industry. We believe that the key benefits of our scale include an ability to efficiently implement large and intensive programs; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our market position and scale enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

●	Extensive Network. We have developed a deep network of collaborator factories, decorators, printers, and warehouses around the globe. This network helps us find the right solution to meet our customers’ needs, whether they are financial, timing, geographic, or brand goals. This model provides the flexibility to proactively manage our customers’ promotional needs efficiently. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

●	Customer-Centric Approach. Our customer-centric approach is what has fueled our growth since our inception and our early adoption of technology to solve challenges for our clients set us apart in our early growth. We strive to understand the goals and challenges that our customers face, building unique solutions and seeing each campaign through to completion as an extension of their team.

●	Diversified Customer Base. We sell our products to over 2,000 active customers and over 30 Fortune 500 companies, including long-standing programs with recurring revenue coming from well recognized brands and companies. Our largest customer accounted for 8.8% and 7.5% of overall revenue during 2022 and 2021, respectively. Our top 10 customers in 2022 and 2021 contributed 42.5% and 44.8% of revenue, respectively. Our customers span many industries, including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods.

●	Experienced Senior Management Team. Our senior management team, led by our co-founder and Chief Executive Officer, Andrew Shape, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of experience in the promotional products industry.

●	Asset Acquisition Experience. In September 2020, we acquired all of the customers of the promotional products business Wildman Imprints in an asset purchase. In 2019, that business recorded over $10 million in revenue. In January 2022, we purchased the promotional products business and assets of G.A.P. Promotions, with 2021 revenue of approximately $7.2 million. In August and December, 2022, we also acquired the promotional products businesses and assets of Texas-based Trend Brand Solutions and New York-based Premier NYC, respectively. In January 2023, we entered into a definitive agreement to acquire the promotional products business and assets of Massachusetts-based TRM Corp. We continue to explore and pursue additional acquisition opportunities that are appropriate. Please see “—Growth Strategies – Selectively Pursue Acquisitions” below for a discussion of our asset acquisition experience and strategy.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Selectively Pursue Acquisitions. We believe that we are well-suited to capitalize on opportunities to acquire businesses with key customer relationships or have other value-added products or services that complement our current offerings. Our acquisition strategy consists of increasing our share in existing markets, adding a presence in new or complementary regions, utilizing our scale to realize cost savings, and acquiring businesses offering synergistic services such as printing, packaging, point of sale (POS) displays, loyalty and incentive program management, and decoration, or offering additional differentiators. In September 2020, we acquired all the customer account managers and customer accounts of the promotional products business Wildman Imprints in Warsaw, Indiana. As a result, we gained approximately over 1,400 customer accounts, including over 120 customer programs with higher repeat-business potential; 20 additional employees; inventory worth approximately $650,000 with a majority covered by contractual customer purchase guarantees; and additional revenues of over $10 million as of 2019. This acquisition allowed us to extend our geographical reach into the Midwest and further diversify our customer base. In January 2022, we acquired the promotional products business and assets of G.A.P. Promotions in Gloucester, Massachusetts. From this acquisition, we expanded our major beverage-specific customer accounts; hired 13 additional employees; gained inventory worth approximately $90,000 with claw-back guarantees; and gained a business with sales of approximately $7.2 million as of 2021. In August 2022, we acquired the promotional products business and assets of Trend Brand Solutions in Houston-area Tomball, Texas. From this acquisition, we diversified and expanded our customers’ geographic accounts; gained eight additional employees; acquired inventory worth approximately $124,000 with claw-back guarantees; obtained a warehouse with kitting and fulfillment capabilities; and gained a business with annualized sales of approximately $3 million as of 2022. In December 2022, we acquired the promotional products business and assets of Premier NYC in Larchmont, New York. From this acquisition, we acquired a business with annualized sales of approximately $2 million as of 2022 and a number of noteworthy customers including several large law firms and a national stock exchange.

We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets, particularly with the following attributes:

o	Geographic balance, with a focus on acquiring a company in the branded merchandise space based in the western United States (including Texas, California, Colorado, Oregon, or Washington state) in the $5-10 million revenue range;

o	Smaller promotional companies in the $2-5 million revenue range who lack the programmatic capabilities but have a minimum of 30% gross margins and comparable or improved profitability; and

o	Businesses with complimentary offerings to increase Stran’s portfolio of services and depth of expertise in these additional industries: Packaging; Loyalty & Incentive; Decorators (for screen printer, embroidery, direct-to-garment, rub-on transfers, etc.); and Event/Tradeshow Services.

●	Innovate and Invest in Technology. We continue to invest in upgrades to our platform for customers’ promotional e-commerce objectives, including customizable and scalable features, developed on Adobe’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial ERP system, NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the first half of 2023. We believe that it is necessary to continue focusing on the buildout of our technology offerings in order to meet the evolving needs of our customers. Additionally, our strong technology platform will support our acquisition strategy to integrate acquired businesses into our existing platforms. We intend to continue making significant investments in research and development and hiring top technical talent.

●	New Client Development. Our sales and marketing teams are tasked with continuously growing their books of business by nurturing existing business relationships while actively seeking new opportunities with new customers. We will continue to promote and ask for referrals from satisfied customers who often refer us to other potential clients. We continuously seek to build our sales forces through hiring of experienced individuals with established books of business as well as hiring less-experienced individuals that we hope to develop into productive sales representatives. As we continue to grow, we are hiring sales representatives in different geographies across the U.S. that further diversify our customer base and attract new customers. Currently we have employees or sales reps located in offices or remotely in Colorado, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, and Virginia. In addition to direct sales and marketing efforts, we have organized, and plan to expand, an inbound prospecting lead generation team that includes industry veterans, as well as digital marketing. This new dedicated lead generation team will be further supported by an integrated and aggressive digital marketing strategy and paid-search advertising efforts. We believe this sales and marketing initiative will enable us to expand into new markets and industry verticals. We will continue to build sales and marketing campaigns to promote Stran, including social media, search engine optimization (SEO), HubSpot Inbound Marketing, and other alternative platforms. We also plan to continue to identify and exhibit at appropriate tradeshows, conferences, and events where we have had success.

●	Develop and Penetrate Customer Base. We plan to further expand and leverage our sales force and broad product and service offering to upsell and cross-sell to both develop new clients and further penetrate our existing customer base. Many of our services work together and build on each other to offer greater control and consistency of our customers’ brands as well as improved efficiency and ease of use for their team. Our goal is to become an extension of our customers’ team and to support their organizations in using physically branded products in the most effective means possible. For example, we can offer a one-stop solution for all tradeshow and event asset management objectives. From pre-show mailings to special event uniforms, we can help design as well as produce and manage all tradeshow materials and processes from start to finish. With multiple warehouses strategically located throughout the United States, we offer logistics solutions and expertise to effectively fulfill customers’ events needs across the country. The internal inventory-management version of our e-commerce platform provides the ability to manage not only a customer’s assets for its booth or event setup, but also its literature, giveaways, uniforms, and more. We will ship out all assets with return labels for post-show logistics and establish standard operating procedures for every asset to be returned back into inventory.

Other strategies that we plan to implement to expand our customer base with expanded sales staff and technology resources include:

o	Convert Transactional Customers to Programs. The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2022 and 2021, program clients accounted for 82.2% and 75.7% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Program customers are typically geared towards longer-lasting relationships that help secure recurring revenue well into the future.

o	Strengthen Marketing and Social Media Outreach. We plan to expand sales and marketing tools and campaigns to promote the Company, including further expanding our inbound prospecting team, and enhancing our digital marketing efforts, including paid search advertising, social media platforms, such as Instagram, and other alternative marketing platforms.

o	Demand Generation. During 2022, we initiated a comprehensive demand generation strategy and plan to continue dedicating resources to this initiative. The strategy includes both traditional outbound sales such as cold calling, advertisements and direct email, and inbound prospecting of leads, based on organic generation of customer interest with targeted ads and information, focused on identifying and capitalizing on revenue-generating opportunities in previously unexplored or underexplored industry verticals. Our strategy encompasses the piloting of an inbound sales team, expansion into new markets through organic and pay-per-click marketing, and other initiatives. Our demand generation team will continue to leverage new campaigns alongside our product development and global sourcing capabilities to attract and convert multiple high-quality leads. Given our premier reputation and the fragmented nature of our industry, we believe we are ideally positioned to rapidly grow our market position as a leader in our industry, serving many of the leading Fortune 500 companies in the country.

o	Tradeshows and Events. We plan to increase our exhibitor presence at appropriate shows and events such as ProcureCon Marketing, Association of National Advertisers Brand Masters Conference, Association of National Advertisers Masters of B2B Conference, National Beer Wholesalers Association (NBWA), Wine and Spirits Wholesalers of America: AccessLive, Bar Convent Brooklyn, New England Cannabis Convention (NECANN), Marijuana Business Conference and Cannabis Expo (MJBizCon).

o	Extend Relationships. We plan to identify and approach more print, fulfillment, and agency collaborators to sell into their customer base.

o	Referrals. We believe we will generate more customer referrals by offering an enhanced loyalty and customer incentive program.

Products and Services

Overview

Since our inception over 27 years ago, we have provided clients with marketing services that help drive sales, and make an impact using custom-branded merchandise, commercial print, loyalty and incentive programs, packaging and point of sale solutions while providing a technology solution to deliver these products and services efficiently via our warehouse and fulfillment system.

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

In developing our loyalty and incentive offering, Stran has taken a similar approach as we have in other areas of our business. Instead of developing our own internal solutions organically, we have sought out relationships with businesses with a variety of offerings that meet the very different needs of each of our customers. By using a collection of third party providers, we are able to offer a more robust technology solution that meets the constantly evolving and changing needs of our incentive users.

Packaging and Point of Sale

Presentation makes all the difference. Clever and custom packaging point of sale, or POS, displays are essentials for elevating brand awareness and critical for driving sales. From packaging of corporate merchandise and promotional products to developing custom POS displays, clients come to us when they want to stand out and show the quality that their brands offer. We produce custom packaging and POS projects domestically as well as overseas for larger-run custom programs for many of our clients.

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

In addition to continuing to use our third-party logistics partners like Harte Hanks, we are expanding our in-house warehouse and fulfillment capabilities, particularly in the southern United States, as a result of the Trend Brand Solutions acquisition, including its Tomball, TX-based distribution center. We are in the process of moving this operation into a new 5,500-square-foot warehouse, which we expect to open in May 2023, and where we will offer our customers specialty fulfillment, kitting, and warehousing. These in-house fulfillment capabilities are expected to give us greater control and more flexibility to meet the complex demands of our customers.

Technology

Our custom-developed e-commerce Magento Open Source platform allows our customers to manage all facets of their marketing program, linking branded merchandise, print, event assets, customer relationship management, or CRM, loyalty and incentives in a single solution. Our platform creates cost savings, increasing market efficiencies and brand consistency. With real-time accessibility to the necessary data to operate a complex demanding marketing program including hierarchy user profile groups, multi-lingual, multi-currency, multi-checkout methods and integration into many major ERP systems (SAP ERP, NetSuite ERP, Workday, etc.). Our on-demand mobile reporting dashboard capabilities allows the ability for self-service access within our systems empowering clients with raw data to make informative decisions for their program.

We have also invested in an internal commercial ERP software system, NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the first half of 2023. NetSuite combines accounting, order management, inventory, CRM, and presentation functionality. We believe that this ERP will reduce inefficiencies, expenses and headcount, automate current manual processes, and potentially contribute to growing net revenues.

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

Pricing

As a large and growing firm with over 500 suppliers and due to our membership in Facilisgroup, Stran has the purchasing power to receive advantageous pricing, helping us with price-sensitive bids. Facilisgroup, a buying group of fewer than 1% of distributors in the industry, processed over $1.15 billion of sales in 2021. Pursuant to our Sublicense Agreement, we may access Facilisgroup’s @ease proprietary software tools for promotional products business management and analysis and a white labelled, managed, product website which we may use to sell promotional products under our brand. We may also access its “Signature Collection” website which Facilisgroup promises offers the best products and margins.

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

Supplier and Fulfillment Relationships

We have formed strategic relationships with fulfillment and commercial print providers in the United States in order to effectively warehouse and distribute merchandise from one or more of our warehouse facilities depending on our customer’s requirements. For over 27 years, we have developed these strategic relationships in order to offer our clients a powerful solution for their branded merchandise needs. Together, we have experience in developing custom marketing solutions for our clients and regularly kit together promotional printed items and branded product into a single package. Our expertise in product development and sourcing, technology development, and program management combined with our various collaborators’ superior warehousing, logistics, fulfillment, distribution and print services are a competitive advantage.

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

Marketing

We have a direct sales team consisting of over 27 outside sales representatives and 25 in-house sales representatives. We incentivize our representatives with a commission structure.

Our marketing approach combines the sales funnel concept of the marketing process with digital and in-person marketing efforts. We market to a large number of prospects at the top of the sales funnel to make them aware of our business and our products and services by combining lead-generation activities with digital marketing, including website content, SEO, paid ads, and email list promotions, and in-person activities including tradeshow and other events. We use targeted emails, social media messages, and other digital and in-person lead-nurturing activities, develop case studies, and apply other digital and in-person sales tools to market to prospects that demonstrate interest in our business. For prospects that demonstrate readiness to buy and reach the bottom of the sales funnel, we use tools such as sales presentations, sales proposals, and sell sheets.

To that end, we have built out our digital lead generation team to launch an initial program that is currently being refined to drive higher-quality leads and we are analyzing our marketing to sales handoff process to improve our close rates. Our efforts in in-person marketing include expanding the number of tradeshows and conferences that we attend and sponsor across different industry verticals. We have also planned to increase our attendance and sponsorship from two annual tradeshows in 2022 to eight tradeshows in 2023. At these tradeshows, we plan to target representatives of specific industry verticals, such as the beverage industry or the cannabis market, and a variety of professionals attending events focused in the areas of marketing or procurement development.

In addition to efforts to develop new business opportunities, our marketing team works closely with our sales team and our managers to develop opportunities from existing customer accounts. With existing customers, we are seeking to cross-sell and expand our services to encompass all employee, customer, and partner loyalty and engagement programs that are designed to reward loyalty through a combination of premium products, branded merchandise, and digital and experiential rewards.

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

During 2022, sales to our largest three customers were 8.8%, 7.2% and 5.9% of total revenue, respectively. All other customers generated less than 4% of sales, and the vast majority generated less than 1% of sales. During 2021, sales to our largest three customers were 7.5%, 5.4% and 5.1% of total revenue, respectively. All other customers generated less than 5% of sales, and the vast majority generated less than 1% of sales.

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

Competition

Our major competitors for our promotional products business include larger companies such as 4Imprint Group plc, Brand Addition Limited (The Pebble Group plc), BAMKO LLC (Superior Group of Companies, Inc.), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc. (Zazzle Inc.), Custom Ink, Cimpress plc and HALO Branded Solutions, Inc. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Our Program Management

We are experienced and industry-leading program managers who integrate all aspects of a successful program. Our program team works hand in hand with our account teams to drive the processes and procedures that ensure we are effectively managing our programs. For Stran, program management is built upon six key building blocks:

●	Creative Products. We approach promotion marketing, branded merchandise, and loyalty and incentives with the structure and vision of an ad agency. We have built a robust creative and merchandising team that works collaboratively with our account teams to bring fresh ideas and identify future trends for each of our program clients. We proactively develop merchandising plans, source products, offer individual personalization, understand trends, and make continuous improvements to the product offering based on user demand and marketing goals. We also offer multiple procurement methods within the same platform. These include inventoried products, made-to-order products, and personalized products. Our approach is to utilize all three procurement methods within a single program to take advantage of the benefits each method offers. In addition to these three procurement models, Stran has developed strong factory direct relationships with factories around the globe. We utilize these relationships to help drive down costs for our clients. In order to ensure that we can bring products to market quickly and reduce the possibility of backorders, Stran uses a blended approach to sourcing. We work with our domestic supply base to bookend our overseas inventory purchases. Stran purchases and owns inventory for many clients. This benefits our customers by allowing for budget flexibility and a pay-as-you-go model, resulting in reduced upfront costs and streamlined accounting and reporting.

●	Robust Technology. We have developed our own custom technology platform based on Magento Open Source, an open-source software e-commerce platform. Using Magento we have been able to build a custom solution that meets the very distinctive needs of each of our clients. Stran is constantly making improvements and enhancements to our technology offerings. Client stores feature the ability to purchase a combination of inventoried products in addition to on-demand, and personalized products. The front-end responsive design ensures an impressive mobile experience. Our platform is user-friendly and easy to use while robust enough to offer many of the requirements needed in a traditional B2B solution. The requirements can include allocation to cost centers, departments, or general ledger codes; approval hierarchies; varied product selection or pricing by user group; and robust reporting. Our custom-built platform is also tied directly into our fulfilment center system for streamlined flow of data and we are capable to tying our platform into third party software such as Salesforce as well as accounting and procurement software.

●	Global Distribution. We offer a global solution for warehousing and fulfillment through a network of industry-leading fulfillment providers including a close working relationship with Harte Hanks, an industry leader in warehousing, fulfillment, print-on-demand, direct mail, and kitting. The relationship between Stran and Harte Hanks has been fine-tuned over a nearly ten-year period and allows Stran to do what we do best, which is the creativity, product procurement, technology and account management while allowing Harte Hanks to do what they do best, which is process-driven fulfillment. Through our longstanding relationship with Harte Hanks we have developed integrated account management teams which ensures that while the customer has a large and diverse account team to support all their program needs, they also have a single account director responsible for all aspects of their program.

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

In addition to continuing to use our third-party logistics partners like Harte Hanks, we are expanding our in-house warehouse and fulfillment capabilities, particularly in the southern United States, as a result of the Trend Brand Solutions acquisition, including its Tomball, TX-based distribution center. We are in the process of moving this operation into a new 5,500-square-foot warehouse, which we expect to open in May 2023, and where we will offer our customers specialty fulfillment, kitting, and warehousing. These in-house fulfillment capabilities are expected to give us greater control and more flexibility to meet the complex demands of our customers.

●	Proactive Customer Services. Customer service is a key component of the overall success of an organization. Each account is assigned a single dedicated account director who is responsible for all aspects of the customer’s program. This account director is supported by an online store account manager, a special-order account manager, a fulfillment account manager, account coordinators, a merchandiser, art team support, operations team support, and accounting support. The customer’s account director works with program stakeholders on weekly status calls, quarterly business reviews and an annual review. We also use customer feedback surveys periodically to gain insight from the power users of the customer’ program and we have a formal corrective action process to address any issues that are not caught through our proactive efforts.

●	Compliance and Emissions Reporting. We take issues of compliance very seriously. We recognize that we are an extension of the customer’s brand, and our systems are built to ensure full compliance around brand standards, quality and safety of products and the meeting of industry/firm rules. We have also begun to implement a program to assess and manage our carbon emissions policies, standards, and goals. To that end, we are working on finalizing a contract with a third-party emissions auditor to help us identify our historical, or “baseline,” Scope 1-3 carbon emissions. Scope 1 emissions are direct greenhouse (GHG) emissions that occur from sources that are controlled or owned by an organization (e.g., emissions associated with fuel combustion in boilers, furnaces, vehicles). Scope 2 emissions are indirect GHG emissions associated with the purchase of electricity, steam, heat, or cooling. Scope 3 emissions are the result of activities from assets not owned or controlled by the reporting organization, but that the organization indirectly affects in its value chain. Scope 3 emissions include all sources not within an organization’s scope 1 and 2 boundary. As we are not a manufacturer ourselves, and for the most part do not control the manufacturing or decoration process, Scope 3 emissions are expected to comprise the largest share of our carbon footprint. As such, the Scope 3 emission evaluation will be the most challenging for us to quantify and to change. We believe through benchmarking and continued education, both internally and with our customers, we will be able to use the data compiled by the third-party emissions auditor to develop a longer-term mitigation strategy. Once our baseline numbers are determined, we plan to begin to report those to Ecovadis, the world’s largest and most trusted provider of business sustainability ratings, along with our future plans and policies designed to drive increased compliance across our supply chain and to reduce our impact. Ecovadis will produce a scorecard of our efforts, policies, and procedures, which we expect to become available to the public. We anticipate that by the end of the second quarter of 2023, our baseline Scope 1 and 2 emissions data will be established and to begin our evaluation of Scope 3 emissions with Ecovadis prior to completing our Scope 3 emissions audit.

●	Integration. Offering our clients an industry-leading technology platform that stands alone only adds so much value. We have worked to ensure that our platform can be easily integrated with as many other technology platforms used by our clients as possible. This helps our clients in many different ways depending on the specific integrations. We can integrate with various CRM or marketing automation platforms to help our clients track and measure who is using the marketing assets that we provide and how they are performing. We can also integrate with a number of different accounting and procurement systems. This helps our clients better control their spend as well as account for their spend. By forming a close working relationship with worldwide logistics leader Harte Hanks as our warehouse collaborator, we offer the most robust warehousing, fulfillment, kitting, and other logistics capabilities available domestically and internationally. In addition to their multiple U.S. locations for warehousing and fulfillment, Harte Hanks is a leader in print-on-demand and direct mail. Harte Hanks completes over 3 million on-time shipments of time-sensitive materials each year. Being able to integrate print, product, packaging, kitting, and direct mail, we help our client be more impactful and efficient with their promotional marketing efforts.

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

Employees

As of March 27, 2023, we employed 98 full-time employees, two part-time employees and eight independent contractors.

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

We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the Consumer Product Safety Improvement Act (the “CPSIA”). The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, particularly the California Consumer Privacy Act, as amended (“CCPA”), among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Moreover, on January 28, 2022, the California Attorney General announced that certain consumer loyalty programs are subject to the CCPA, which may affect some of our customers who use our loyalty program services if they are found not to comply with the CCPA’s requirements. The Virginia Consumer Data Protection Act (“CDPA”) also establishes rights for Virginia consumers to control how companies use individuals’ personal data. The CDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The CDPA went into effect on January 1, 2023. Effective January 1, 2023, we also became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act. Effective July 1, 2023, we will also become subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Environmental Regulations

We use certain plastic, glass, fabric, metal and other products in our business which may be harmful if released into the environment. In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future. However, see “Risk Factors – Risks Related to Our Business and Industry – Climate change and increased focus by governments, stockholders and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.” and “Risk Factors – General Risk Factors – Environmental regulations may impact our future operating results.” for discussion of material related risks.

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

Other Regulations

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the Foreign Corrupt Practices Act of 1977 (the “FCPA”), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Securities Act of 1933, as amended, or the Securities Act, the Listing Rules of The Nasdaq Stock Market LLC, or Nasdaq, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Corporate Structure and History

Our company was incorporated in Massachusetts on November 17, 1995 under the name “Strän & Company, Inc.” We also use the registered trade name “Stran Promotional Solutions”.

On September 26, 2020, we acquired certain assets including the customer account managers and customer base of the Wildman Imprints promotional products business division of Wildman Business Group, LLC, or WBG.

On May 24, 2021, we changed our state of incorporation to the State of Nevada by merging into Stran & Company, Inc., a Nevada corporation that was incorporated on May 19, 2021, and changed the spelling of our name to “Stran & Company, Inc.” In addition, on May 24, 2021, our authorized capital stock changed from 200,000 shares of common stock, $0.01 par value, to 350,000,000 shares, consisting of 300,000,000 shares of common stock, $0.0001 par value per share, and 50,000,000 shares of “blank check” preferred stock, $0.0001 par value per share. At the same time, we also completed a 100,000-for-1 forward stock split of our outstanding common stock through the merger by issuing 100,000 shares of our common stock for each previously outstanding share of common stock of our predecessor Massachusetts company. As a result of this stock split, our issued and outstanding common stock increased from 100 shares to 10,000,000 shares, all of which were then held by Andrew Stranberg, our Executive Chairman, Treasurer, Secretary, and director.

Following our reincorporation in Nevada, on May 24, 2021, Mr. Stranberg was our sole stockholder then holding a total of 10,000,000 shares of our common stock.  On the date of the reincorporation transaction, Mr. Stranberg transferred 3,400,000 shares of common stock to Andrew Shape, our Chief Executive Officer and President and director, and 800,000 shares of common stock to Randolph Birney, our Executive Vice President, pursuant to stock purchase agreements. The price per share was equal to $0.1985 per share, which was the calculated price of a share of common stock of the Company as of December 31, 2020 determined through a valuation of the shares of common stock of the Company dated April 27, 2021. Each of Messrs. Shape and Birney paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a secured promissory note effective as of May 24, 2021. Each of the promissory notes provides for 2% simple annual interest, and principal and accrued interest must be repaid by the note’s third anniversary, May 24, 2024. Each note grants a security interest to Mr. Stranberg in the transferred shares as to the repayment obligations under the note.

The stock purchase agreements between Mr. Stranberg and Messrs. Shape and Birney provide that the shares are also subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement, or May 24, 2023; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period. The shares are subject to a market standoff provision restricting transfers and other dispositions of the shares as reasonably requested by the Company and its underwriter until the date that is two years after its initial public offering, which occurred on November 8, 2021 (the “IPO”). The shares were formerly subject to a repurchase right which lapsed upon the occurrence of the IPO. Subject to the above remaining restrictions, Messrs. Shape and Birney may sell the shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of each stock purchase agreement and promissory note described above is qualified in its entirety by reference to the full text of such documents which are filed as Exhibit 10.9, Exhibit 10.10, Exhibit 10.11, and Exhibit 10.12 to this Annual Report, respectively, and which are incorporated herein by reference.

On May 24, 2021, Mr. Stranberg also transferred 700,000 shares of common stock to Theseus Capital Ltd. (“Theseus”), pursuant to a stock purchase agreement. Pursuant to a different arrangement with Mr. Stranberg from Mr. Shape and Mr. Birney’s, Theseus paid Mr. Stranberg a nominal cash purchase price of $100 for its stock. Theseus does not have any relationship with the Company other than as a stockholder after the transfer by Mr. Stranberg, and its payment for Mr. Stranberg’s stock was made to Mr. Stranberg and not to the Company. The stock was subject to a market standoff provision restricting transfers and other dispositions of the stock as reasonably requested by the Company and its underwriter until the date that is two years after the IPO. Theseus also executed an irrevocable proxy providing that Mr. Stranberg may vote and exercise all voting and related rights with respect to the shares. During 2021 and 2022, Theseus transferred all of the shares to others with the consent of the Company, its underwriter and Mr. Stranberg. The irrevocable proxy automatically terminated with respect to the shares upon their subsequent sale by Theseus.

On November 12, 2021, we completed the IPO, in which we sold 4,337,349 units, each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock at the initial public offering price (the “IPO Price”) of $4.15 per unit, plus an additional 650,602 shares of common stock and 650,602 publicly-traded warrants pursuant to the exercise of the underwriters’ over-allotment option. Initially, the common stock and publicly-traded warrants had been listed on the Nasdaq Capital Market tier of Nasdaq under the initial ticker symbols “STRN” and “STRNW”, respectively. Subsequently, we changed the ticker symbols of the shares and publicly-traded warrants to “SWAG” and “SWAGW”, respectively. Each whole share exercisable pursuant to the publicly-traded warrants had an initial exercise price per share of $5.1875, equal to 125% of the IPO Price. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined, after attributing a warrant value of $0.125, the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. The publicly-traded warrants were immediately exercisable and will expire on the fifth anniversary of the original issuance date. The units were not certificated. The shares of common stock and publicly-traded warrants were immediately separable and were issued separately, though they were issued and purchased together as a unit in the offering. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – November 2021 Initial Public Offering” for further discussion of this transaction.

On December 10, 2021, we completed a private placement with several investors, wherein a total of 4,371,926 shares of common stock were issued at a purchase price of $4.97 per share, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, or a total of 5,464,903 shares, at an exercise price of $4.97 per share, for a total purchase price of approximately $21.7 million. The warrants were immediately exercisable on the date of issuance, expire five years from the date of issuance and have certain downward-pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants were subject to a floor price of $4.80 per share before stockholder approval of the private placement was obtained, and after stockholder approval was obtained, such floor price would be reduced to $1.00 per share, as set forth in the warrants. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of our outstanding voting stock on December 10, 2021 approved the Company’s entry into the private placement. We filed preliminary and definitive information statements on Schedule 14C with the SEC on December 29, 2021 and January 11, 2022, and delivered copies of the definitive information statement to stockholders January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable. The warrants issued in this private placement are not registered for resale or listed on any stock exchange and are subject to restrictions on transfer. We engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) as our placement agent for the private placement. We agreed, among other things, to issue the EF Hutton’s designees warrants to purchase an aggregate of 131,158 shares of common stock, which is equal to 3.0% of the total number of shares issued in the private placement, at an exercise price of $4.97 per share. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – December 2021 Private Placement” for further discussion of this transaction.

On January 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of G.A.P. Promotions. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – G.A.P. Promotions Acquisition” for further discussion of this transaction. On August 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Trend Brand Solutions. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – Trend Brand Solutions Acquisition” for further discussion of this transaction. On December 20, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Premier NYC. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – Premier NYC Acquisition” for further discussion of this transaction.

As of the date of this report, we have no subsidiaries.

Our principal executive offices are located at 2 Heritage Drive, Suite 600, Quincy, MA 02171 and our telephone number is 800-833-3309. We maintain a website at https://www.stran.com. Information available on our website is not incorporated by reference in and is not deemed a part of this report. Our fiscal year ends on December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

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

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March of 2020. We believe that the global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. We believe the extent to which the COVID-19 pandemic, including new surges or COVID-19 variants, or any other pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous factors that continue to evolve and which we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants; the duration and scope of governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services within certain industries such as the restaurant, transportation, hospitality and entertainment industries; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery from the pandemic.

On September 9, 2021, U.S. President Biden announced a proposed new rule which would mandate the COVID-19 vaccine or weekly testing for most U.S. employees, which would include our employees. That executive proposal was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a new mandate is ultimately issued and implemented, we expect there may be further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing, which may result in logistical delays in supplying customers’ orders and negatively impact our future sales levels and ongoing customer relationships.

In addition, COVID-19 has led and may continue to lead to changes in customer purchasing patterns. We believe we have seen disruptions in our customers’ businesses, including, but not limited to, our customers’ willingness and ability to spend, layoffs and furloughs of our customers’ employees, and temporary or permanent closures of businesses that consume our products and services. Prolonged periods of difficult conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

We believe that U.S. promotional products spending was severely impacted by the COVID-19 pandemic. According to ASI, promotional product distributor sales decreased nearly 20% from $25.8 billion in 2019 to $20.7 billion in 2020. The return of in-person events, businesses aggressively marketing themselves and 40-year-high inflation resulted in promotional products distributor sales increasing 12.1% in 2021 to $23.2 billion and 11.2% in 2022 to $25.8 billion, matching the last full year prior to the COVID-19 pandemic. However, distributors have also experienced higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as trucking shortages and port congestion.

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance. Although we were able to capitalize on the demand for personal protective equipment in 2020 such as masks, hand sanitizer, and gowns, these sales did not significantly offset the overall decreased demand for promotional products in 2021 and are not expected to do so in the foreseeable future. Additionally, as was typical for other firms in the promotional products industry, from March 2020 through the end of 2022, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. Likewise, we believe the pandemic’s effects on the global economy caused us to experience higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as trucking shortages and port congestion. Much of the increase in costs, supply chain disruption, and other continuing disruptions in operations is believed to be due to ongoing outbreaks of COVID-19. We expect some or all of these effects to continue in 2023. For example, the recent shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, is leading to capacity constraints and may cause significant supply chain difficulties well into 2023.

We believe the potential effects of COVID-19 also could continue to impact us in a number of other ways, including, but not limited to, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in the price of our securities, reduced availability and less favorable terms of future borrowings, reduced creditworthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Any of these events could materially adversely affect our business, financial condition, results of operations and cash flows.

Shortages of supply of merchandise from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we source goods and materials could adversely affect our results of operations.

Along with many companies that source goods and raw materials from abroad, we are currently experiencing continued supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion and trucking shortages) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

As a distributor, we buy merchandise both from multiple supply sources and from a network of factories in which we have developed direct relationships around the globe over the past 27 years. However, an unexpected interruption in any of the sources or facilities may temporarily adversely affect our results of operations until alternate sources or facilities can be secured. We rely on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal for our promotional products. Further, our suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States.

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

During the years ended December 31, 2021 and 2022, many promotional products companies saw increases in the cost of finished goods and raw materials purchased, as well as in the average cost of finished goods and raw materials purchased, as compared to the prior year, driven by rising inflation rates and challenges in the supply chain which continue to persist. The challenges in the supply chain, which include shipping and logistics issues, also delayed the arrival of product that many promotional products companies could sell; this challenge also persists.

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

Furthermore, significant or sustained inflation could have an adverse impact on our operating and general and administrative expenses. During inflationary periods, these costs could increase at a rate higher than our ability to offset them via customer-facing pricing adjustments, alternative supply sources or other measures. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for our products and services. If our operating and other expenses increase faster than anticipated due to inflation, our financial condition, results of operations and cash flow could be materially adversely affected.

Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.

We source a large number of raw materials from third-party suppliers globally. These products include both natural and synthetic materials derived from plants, animal products, and organic and petroleum-based raw materials. Disruptions to the global supply chain due to climate-related impacts or geopolitical events are possible and exist as external risk factors that the Company can respond to but not control. These events could limit the supply of key raw materials to the Company, or could have significant impacts to pricing. We work with multiple raw material suppliers to mitigate lack of availability from a single supplier, however in some cases products with limited numbers of suppliers may become difficult to obtain.

Some of our vendors have manufacturing operations in areas vulnerable to coastal storms which may increase in magnitude and impact due to climate change. Increasingly large and unprecedented weather events may pose a risk to business operations in vulnerable areas. Storms could cause business interruptions, incur additional restoration costs, and impact product availability and pricing.

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

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and/or the issuance of equity or debt securities. There can be no assurance that such financings would be available to us on reasonable terms. Any future issuances of equity securities or debt securities with equity features may be dilutive to our stockholders.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, such as the California Consumer Privacy Act, as amended (“CCPA”), among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Moreover, on January 28, 2022, the California Attorney General announced that certain consumer loyalty programs are subject to the CCPA, which may affect some of our customers who use our loyalty program services if they are found not to comply with the CCPA’s requirements. The Virginia Consumer Data Protection Act (“CDPA”) also establishes rights for Virginia consumers to control how companies use individuals’ personal data. The CDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The CDPA went into effect on January 1, 2023. Effective January 1, 2023, we also became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act. Effective July 1, 2023, we will also become subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the GDPR, also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

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

We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the CPSIA. The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.

We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the rules and regulations of the Food and Drug Administration, the FCPA, various securities laws and regulations including but not limited to the Securities Act, the Exchange Act, the Nasdaq Listing Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

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

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel, such as our Chief Executive Officer and President, Andrew Shape, our Executive Chairman, Andrew Stranberg, our Executive Vice President, Randolph Birney, our Chief Financial Officer, David Browner, our Chief of Staff, Stephen Paradiso, our Chief Technology Officer, Jason Nolley, our Chief Operating Officer, Sheila Johnshoy, and our Vice President of Growth and Strategic Initiatives, John Audibert. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

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

We allow many of our customers to pay us within 30 days of service, also known as net 30 credit terms. For certain customers who are considered low credit risks, we have extended the credit term to 90 days, though in such cases we may also request a personal guaranty of payment from the principal owner of the customer business. Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. We generally see a heightened amount of bankruptcies by our customers during economic downturns and financial crises. We also believe that the COVID-19 pandemic, and its impact on our customers, could have a negative impact on our collection efforts. While we maintain an allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information, in times of economic turmoil, there is heightened risk that our historical indicators may prove to be inaccurate. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

There is a risk of dependence on one or a group of customers or market expectations of unsustainable growth.

During 2020, we were engaged by a Washington, D.C.-based advertising and marketing contractor as subcontractor on a nationwide awareness-generating initiative for the 2020 U.S. Census. During this period, this contract represented approximately 27.1% of our overall revenues for 2020. This customer is not expected to renew its engagement with us due to the U.S. Census only occurring once every ten years. As a result, these nonrecurring revenue increases have not recurred, are not expected to recur, and do not represent our long-term growth expectations. Although we do not have a concentration of business in any particular customer or group of customers and do not view the revenues from these contracts to characterize our long-term steady growth expectations, the additional revenues cannot be excluded from our revenues under United States Generally Accepted Accounting Principles, or GAAP, and investors that are unsophisticated or otherwise unaware of the likely moderating effect on our future income, may have an expectation of much faster revenue growth. If we are unable to meet these expectations by finding new major customers or gain major new engagements from existing customers to replace these nonrecurring contracts, there may be material adverse effects on the price of our securities due to the reactions of disillusioned investors, negative media coverage, damage to our reputation, and other effects that may have a material adverse effect on our financial condition or results of operations. If on the other hand we successfully source major new contracts, the risk that we may become dependent on one or a few customers may increase. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

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

Customers in the promotional products, uniforms, tradeshow and event marketplace, loyalty and program management business process outsourcing industries choose distributors primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. The majority of our revenue is derived from the sale of promotional products. Our major competitors for our promotional products business include companies such as 4Imprint Group plc, Brand Addition Limited (The Pebble Group plc), BAMKO LLC (Superior Group of Companies, Inc.), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc. (Zazzle Inc.), Custom Ink, Cimpress plc and HALO Branded Solutions, Inc. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

Our marketing strategy is to differentiate ourselves by providing quality service and quality products to our customers. Even if this strategy is successful, the results may be offset by reductions in demand or price declines due to competitors’ pricing strategies or other micro- or macroeconomic factors. We face the risk of our competition following a strategy of selling its products at or below cost in order to cover some amount of fixed costs, especially in stressed economic times.

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

Climate change and increased focus by governments, stockholders and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

Federal, state and local governments, as well as some of our vendors and customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and vendor and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or vendor, customer, or stockholder requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the trucks of our logistics vendors, may have a material adverse effect on our business and operations. For example, if the logistics vendors we contract with become subject to increasingly restrictive laws protecting the environment, including those relating to climate change, we expect that they would incur increased shipment costs and may pass such costs on to us, which could have a material adverse effect on our business. If our customers or stockholders were to require us to use vendors that source, manufacture, or supply their products in accordance with certain sustainability standards, we expect that such standards would likewise force us to incur additional costs and we may fail to pass such additional costs on to our customers, which could also have a material adverse effect on our business.

In addition, on March 21, 2022, the SEC proposed new rules requiring a range of climate-related disclosure that would be applicable to all companies that are required to file annual reports or that file registration statements with the SEC, including the Company. The proposed climate-related disclosure framework is modeled in part on the Task Force on Climate Related Financial Disclosures’ recommendations, and also draws upon the Greenhouse Gas (“GHG”) Protocol (“GHG Protocol”). In particular, the proposed rules would require a registrant to disclose information about: The oversight and governance of climate-related risks by the registrant’s board and management; how any climate-related risks identified by the registrant have had or are likely to have a material impact on its business and consolidated financial statements, which may manifest over the short-, medium-, or long-term; how any identified climate-related risks have affected or are likely to affect the registrant’s strategy, business model, and outlook; the registrant’s processes for identifying, assessing, and managing climate-related risks and whether any such processes are integrated into the registrant’s overall risk management system or processes; the impact of climate-related events (severe weather events and other natural conditions as well as physical risks identified by the registrant) and transition activities (including transition risks identified by the registrant) on the line items of a registrant’s consolidated financial statements and related expenditures, and disclosure of financial estimates and assumptions impacted by such climate-related events and transition activities; “Scope 1” and “Scope 2” (as defined by the SEC’s proposed rule) GHG emissions metrics, separately disclosed, expressed both by disaggregated constituent greenhouse gases and in the aggregate, and in absolute and intensity terms; “Scope 3” (as defined by the SEC’s proposed rule) GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target or goal that includes its Scope 3 emissions; and the registrant’s climate-related targets or goals, and transition plan, if any. The proposed rules would be subject to certain accommodations and phase-in periods. For example, companies meeting the definition of “smaller reporting company” in Rule 12b-2 of the Exchange Act, which currently includes the Company (see below, “—We are a ’smaller reporting company’ within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.” and “As a ’smaller reporting company,’ we may at some time in the future choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.”), would be exempt from the Scope 3 emissions disclosure requirement. The proposed rules would also require an attestation report provided by a third-party attestation service provider that satisfies a minimum level of attestation services for a company that meets the definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act, including: (1) limited assurance for Scopes 1 and 2 emissions disclosure that scales up to reasonable assurance after a specified transition period; (2) minimum qualifications and independence requirements for the attestation service provider; and (3) minimum requirements for the accompanying attestation report. A company that is not an “accelerated filer” or “large accelerated filer”, which currently includes the Company, would not be subject to this attestation requirement (see also “—As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.” and “—We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”).

Although we cannot predict the costs of implementation or any potential adverse impacts resulting from the proposed rule, the SEC estimated that compliance costs for a “smaller reporting company” in the first year of compliance would be $490,000 ($140,000 for internal costs and $350,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $420,000 ($120,000 for internal costs and $300,000 for outside professional costs). For non-“smaller reporting company” registrants, the costs in the first year of compliance were estimated to be $640,000 ($180,000 for internal costs and $460,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $530,000 ($150,000 for internal costs and $380,000 for outside professional costs). To the extent that this rule is finalized as proposed, we could therefore incur significant increased costs relating to the assessment and disclosure of climate-related matters.

These potential additional costs, forced changes in operations, or loss of revenues may have a material adverse effect on our business and operations.

General Risk Factors

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”), and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously-issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the economy or financial services industry could lead to losses or defaults by our customers, service providers, vendors, or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a service provider, vendor, or supplier may determine that it will no longer deal with us as a customer. In addition, a service provider, vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any customers, service providers, vendors, or suppliers, or the failure of any customer to make payments when due, or any breach or default by a customer, service provider, vendor, or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

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

Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate internal control over financial reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our securities.

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

We assess our goodwill, intangible assets and long-lived assets for impairment when required by GAAP. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our financial condition and results of operations.

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

The market prices for our securities are likely to be volatile, in part because our shares and publicly-traded warrants have only been traded publicly since November 9, 2021. In addition, the market prices of our securities may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock and publicly-traded warrants to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to maintain the listing of our common stock and publicly-traded warrants on Nasdaq.

Volatility in the market prices of our securities may prevent investors from being able to sell their securities at or above their purchase price. As a result, you may suffer a loss on your investment.

We may not be able to maintain a listing of our common stock and publicly-traded warrants on Nasdaq.

Although our common stock and publicly-traded warrants are listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock and publicly-traded warrants may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock and publicly-traded warrants from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and publicly-traded warrants and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock and publicly-traded warrants. The delisting of our common stock and publicly-traded warrants could significantly impair our ability to raise capital and the value of your investment.

Our publicly-traded warrants may not have any value.

Our publicly-traded warrants are exercisable for five years from the date of initial issuance and currently have an exercise price of $4.81375 per share. There can be no assurance that the market price of our shares of common stock will equal or exceed the exercise price of the publicly-traded warrants. In the event that the stock price of our shares of common stock does not exceed the exercise price of the publicly-traded warrants during the period when the publicly-traded warrants are held and exercisable, the publicly-traded warrants may not have any value to their holders.

Holders of publicly-traded warrants have no rights as stockholders until such holders exercise their publicly-traded warrants and acquire our shares of common stock.

Until holders of our publicly-traded warrants acquire shares of common stock upon exercise thereof, such holders will have no rights with respect to the shares of common stock underlying the publicly-traded warrants. Upon exercise of the publicly-traded warrants, the holders will be entitled to exercise the rights of a stockholder only as to matters for which the record date occurs after the date they were entered in the register of members of the Company as a stockholder.

The warrant certificate governing our publicly-traded warrants designates the state and federal courts of the State of New York sitting in the City of New York, Borough of Manhattan, as the exclusive forum for actions and proceedings with respect to all matters arising out of the publicly-traded warrants, which could limit a warrantholder’s ability to choose the judicial forum for disputes arising out of the publicly-traded warrants.

The warrant certificate governing our publicly-traded warrants provides that all legal proceedings concerning the interpretations, enforcement and defense of the transactions contemplated by the warrant certificate (whether brought against a party to the warrant certificate or their respective affiliates, directors, officers, stockholders, partners, members, employees or agents) shall be commenced exclusively in the state and federal courts sitting in the City of New York. The warrant certificate further provides that we and the warrantholders irrevocably submit to the exclusive jurisdiction of the state and federal courts sitting in the City of New York, Borough of Manhattan for the adjudication of any dispute under the warrant certificate or in connection with it or with any transaction contemplated by it or discussed in it, including under the Securities Act. Furthermore, we and the warrantholders irrevocably waive, and agree not to assert in any suit, action or proceeding, any claim that we or they are not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is improper or is an inconvenient venue for such proceeding. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant certificate will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our publicly-traded warrants shall be deemed to have notice of and consented to the foregoing provisions. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of the governing law in the types of lawsuits to which it applies, the exclusive forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees, stockholders, or others which may discourage lawsuits with respect to such claims. Our warrantholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of this exclusive forum provision. Further, in the event a court finds the exclusive forum provision contained in our warrant certificates to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Risks Related to our Common Stock and Publicly-Traded Warrants

Although we adopted a stock repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

On February 23, 2022, we announced that our board of directors had authorized a stock repurchase program under which we may repurchase up to $10 million of our outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Rule 10b-18”). On May 23, 2022, we filed a current report on Form 8-K that announced that on May 20, 2022 we had established a trading plan (the “Trading Plan”) with B. Riley Securities, Inc. (“B. Riley”) intended to qualify under Rule 10b-18. The Trading Plan instructs B. Riley to repurchase shares of common stock of the Company for the Company’s account in accordance with Rule 10b-18 and the Company’s instructions. Repurchases under the Trading Plan are scheduled to terminate as late as May 2023. In its quarterly report on Form 10-Q for the period ended June 30, 2022, the Company reported that it had suspended the Trading Plan as of June 30, 2022. On August 17, 2022, the Company announced that it had determined that market conditions warranted a resumption of repurchases under the Trading Plan, but that repurchases would remain in accordance with the Company’s insider trading policy, which may affect the timing of further repurchases under the Trading Plan. Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter.

Our decision to repurchase our shares, as well as the timing of such repurchases, will also depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management.

Although we have conducted repurchases of our common stock under the Trading Plan, we may suspend or terminate it at any time. Additionally, a stock repurchase program has many limitations and will be subject to compliance with applicable contractual and regulatory restrictions, and should not be relied upon as a method to sell shares promptly, at a desired price, or at a time that would be advantageous to stockholders.

The reduction of total outstanding shares through the execution of a stock repurchase program of common stock may increase the risk that a stockholder or group of stockholders could control us.

A stock repurchase program may be conducted from time to time under authorization made by our board of directors. Although no single stockholder or group of stockholders currently owns a majority of our shares, as of March 27, 2023, our Chairman, Andrew Stranberg, beneficially owned approximately 28.6% shares of our common stock, our President and Chief Executive Officer, Andrew Shape, beneficially owned approximately 19.2% shares of our common stock, and our Executive Vice President, Randolph Birney, beneficially owned approximately 4.5% shares of our common stock. As such, our officers and directors together hold almost a majority of our outstanding shares of common stock and therefore may effectively control our operations. The reduction of total outstanding shares through the execution of a stock repurchase program of common stock may increase the risk that Mr. Stranberg alone or that our officers and directors together will hold a majority of our shares of common stock and be controlling stockholders.

A controlling stockholder or group of stockholders has significant influence over, and may have the ability to control, matters requiring approval by our stockholders, including the election of directors and approval of mergers, consolidations, sales of assets, recapitalizations and amendments to our articles of incorporation. Furthermore, a controlling stockholder or group of stockholders may take actions with which other stockholders do not agree, including actions that delay, defer or prevent a change of control of the Company and that could cause the price that investors are willing to pay for the Company’s stock to decline.

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

Any trading market for our common stock and publicly-traded warrants may be influenced in part by any research reports that securities industry analysts publish about us. We currently only have research coverage by EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), the underwriter for our initial public offering. We may never obtain additional research coverage by securities industry analysts. If no additional securities industry analysts commence coverage of us or if we lose coverage from EF Hutton, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by additional analysts, and one or more analyst downgrades our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our securities could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our securities. In all events, future issuances of our securities would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our securities. In connection with our initial public offering, on November 8, 2021, we and our officers, directors and stockholders before the offering entered into lock-up agreements that prevent, subject to certain exceptions, selling or transferring any of our shares of capital stock for up to six months. During 2021 and 2022, a stockholder who was subject to these and other lock-up provisions transferred all of its shares to another holder with the consent of our Executive Chairman Mr. Stranberg, EF Hutton as the representative of the underwriters of our initial public offering, and the Company, and processed by its transfer agent. The lock-up agreements with EF Hutton expired on May 8, 2022, and therefore more of our securities became available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock. In addition, on December 8, 2021, notwithstanding our lockup agreement with EF Hutton, we were permitted by EF Hutton to sell 4,371,926 shares of common stock, warrants to purchase 5,464,903 shares of common stock and placement agent’s warrants to purchase 131,158 shares of common stock. The shares of common stock and shares of common stock underlying the warrants were registered for resale pursuant to a registration statement that was initially filed with the SEC on December 23, 2021 and declared effective on January 5, 2022, pursuant to which the investors may freely resell the securities in this offering.

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

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore stockholders may have difficulty selling their securities.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our securities less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our securities.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; the company did not have annual revenues of less than $100 million and either no public float or a public float of less than $700 million; and, once the company determines that it does not qualify for “smaller reporting company” status because it exceeded one or more of the current thresholds for such status, is not eligible to regain “smaller reporting company” status under the test provided under paragraph (3)(iii)(B) of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

A non-accelerated filer is not required to file an auditor attestation report on internal control over financial reporting that is otherwise required under Section 404(b) of the Sarbanes-Oxley Act.

Therefore, our internal control over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected. See also above, “—We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”

We are a “smaller reporting company” within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

If a company determines that it does not qualify for smaller reporting company status because it exceeded one or more of the above thresholds, it will remain unqualified unless when making its annual determination it meets certain alternative threshold requirements which will be lower than the above thresholds if its prior public float or prior annual revenues exceed certain thresholds.

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we may provide only two years of financial statements; and we need not provide the table of selected financial data. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors, which could make it more difficult for our securityholders to sell their securities.

As a “smaller reporting company,” we may at some time in the future choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under Nasdaq rules, a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is not subject to certain corporate governance requirements otherwise applicable to companies listed on Nasdaq. For example, a smaller reporting company is exempt from the requirement of having a compensation committee composed solely of directors meeting certain enhanced independence standards, as long as the compensation committee has at least two members who do meet such standards. Although we have determined not to avail ourselves of this or other exemptions from Nasdaq requirements that are or may be afforded to smaller reporting companies while our shares and warrants are listed on Nasdaq, in the future we may elect to rely on any or all of these exemptions. By electing to utilize any such exemptions, our company may be subject to greater risks of poor corporate governance, poorer management decision-making processes, and reduced results of operations from problems in our corporate organization. Consequently, if we were to avail ourselves of these exemptions, the prices of our securities might suffer, and there is no assurance that we would be able to continue to meet all continuing listing requirements of Nasdaq from which we would not be exempt, including minimum stock price requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We are headquartered in Quincy, Massachusetts, where we occupy approximately 10,000 square feet of office space pursuant to a lease agreement, as amended, that is expected to expire on May 31, 2025. Our management team, client service team, marketing, operations, and sales team are all primarily based in this office. Our monthly rent for this facility was $24,521 from June 2020 to May 2021, $25,178 from June 2021 to May 2022, $25,835 from June 2022 to May 2023, and will be $26,491 from June 2023 to May 2024 and $27,148 from June 2024 to May 2025. We may also be required to pay certain taxes and expenses to the landlord under the lease agreement. The foregoing description of the lease agreement and amendment to the lease agreement is qualified in its entirety by reference to the full text of such agreements which are filed as Exhibit 10.3 and Exhibit 10.4 to this Annual Report, respectively, and which are incorporated herein by reference.

We also lease satellite office space in Warsaw, Indiana; Mt. Pleasant, South Carolina; and Tomball, Texas. Our aggregate rent payments for these facilities is $146,412 per year. Our employees also work remotely from 17 additional locations around the United States using other facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and publicly-traded warrants were listed and began trading on the Nasdaq Capital Market on November 9, 2021, under the symbols “STRN” and “STRNW,” respectively. On December 16, 2022, the ticker symbols for the common stock and publicly-traded warrants were changed to “SWAG” and “SWAGW,” respectively. Prior to the listing, there was no public market for our common stock and publicly-traded warrants.

Number of Holders of Our Common Stock

As of March 27, 2023, there were approximately 18,316,253 holders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single holder.

Use of Proceeds from Registered Securities

On November 12, 2021, under the Underwriting Agreement dated November 8, 2021 (the “Underwriting Agreement”), we completed the IPO, in which we sold 4,337,349 units, with each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock, at a price to the public of $4.15 per unit, before underwriting discounts and commissions. Initially, the common stock and publicly-traded warrants had been listed on the Nasdaq Capital Market tier of Nasdaq under the initial ticker symbols “STRN” and “STRNW”, respectively. Subsequently, we changed the ticker symbols of the shares and publicly-traded warrants to “SWAG” and “SWAGW”, respectively. The publicly-traded warrants initially had an exercise price per share of $5.1875, equal to 125% of the IPO Price. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined, after attributing a warrant value of $0.125, the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. The publicly-traded warrants were immediately exercisable and expire on the fifth anniversary of the original issuance date.

We also granted the underwriters a 45-day over-allotment option to purchase up to an additional 650,602 shares of common stock and/or publicly-traded warrants to purchase up to 650,602 shares of common stock at the IPO Price less the underwriting discounts, representing 15% of the units sold in the IPO. At the closing of the IPO, EF Hutton as the representative of the underwriters fully exercised its over-allotment option to purchase an additional 650,602 shares of common stock and 650,602 publicly-traded warrants. Therefore, we sold 4,987,951 shares of common stock and 4,987,951 publicly-traded warrants for total gross proceeds of approximately $20.7 million.

In addition to the underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we agreed to grant warrants to EF Hutton as the representative of the underwriters or its designees to purchase a total of 149,639 shares of common stock at an exercise price of $5.1875 (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing May 12, 2022.

After deducting underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we received net proceeds of approximately $17.9 million at the closing of the IPO. Assuming the exercise of all of the publicly-traded warrants and the Representative’s Warrants, we would receive additional total proceeds of approximately $21.6 million. As of December 31, 2022, we had received a total of approximately $3.2 million from the exercise of publicly-traded warrants for the purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the Representative’s Warrants.

The IPO was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-260109), which was initially filed with the SEC on October 7, 2021 (the “IPO Registration Statement”), and became effective on November 8, 2021, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 8, 2021 (the “462(b) Registration Statement”). The IPO Registration Statement registered for sale units consisting of one share of common stock and a warrant to purchase one share of common stock with a maximum aggregate offering price of $17,250,000; the publicly-traded warrants included in the units; the common stock underlying the publicly-traded warrants included in the units with a maximum aggregate offering price of $17,250,000; the Representative’s Warrants; and shares of common stock underlying the Representative’s Warrants with a maximum aggregate offering price of $646,875. The 462(b) Prospectus registered for sale additional units with a maximum aggregate offering price of $3,450,000; additional publicly-traded warrants included in the units; additional common stock underlying the publicly-traded warrants included in the units with a maximum aggregate offering price of $3,450,000; additional Representative’s Warrants; and additional shares of common stock underlying the Representative’s Warrants with a maximum aggregate offering price of $129,375. All of the units registered for sale pursuant to the IPO Registration Statement and 462(b) Registration Statement were sold for aggregate gross proceeds of $20,700,000. As of March 27, 2023, publicly-traded warrants included in the units have been exercised to purchase shares of common stock for total gross proceeds of $3.2 million. As of the date of this report, the Representative’s Warrants have not been exercised.

On June 10, 2022, a post-effective amendment to the IPO Registration Statement was filed to update its prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022 (the “Post-Effective Amendment to IPO Form S-1”). The Post-Effective Amendment to IPO Form S-1 became effective on June 16, 2022. Prospectus Supplement No. 1 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on July 21, 2022 to include the information set forth in our Current Reports on Form 8-K which were filed with the SEC on July 19, 2022 and July 21, 2022. Prospectus Supplement No. 2 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on August 15, 2022 to include the information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 which was filed with the SEC on August 15, 2022. Prospectus Supplement No. 3 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on September 7, 2022 to include the information in our Current Report on Form 8-K which was filed with the SEC on September 7, 2022. Prospectus Supplement No. 4 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on November 14, 2022 to include the information in our Quarterly Report on Form 10-Q which was filed with the SEC on November 14, 2022. Prospectus Supplement No. 5 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on December 2, 2022 to include the information in our Current Report on Form 8-K which was filed with the SEC on December 2, 2022. Prospectus Supplement No. 6 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on January 31, 2023 to include the information in our Current Report on Form 8-K which was filed with the SEC on January 31, 2023.

EF Hutton acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

Pursuant to the Underwriting Agreement, on November 8, 2021, we and our officers, directors and stockholders before the offering entered into lock-up agreements that prevented, subject to certain exceptions, selling or transferring any of our shares of capital stock of the Company for up to six months. During 2021 and 2022, a stockholder who was subject to these and other lock-up provisions transferred all of its shares to another holder with the consent of our Executive Chairman Mr. Stranberg, EF Hutton as the representative of the underwriters of our initial public offering, and the Company, and processed by its transfer agent. The lock-up agreements with EF Hutton expired on May 8, 2022.

The following is our reasonable estimate of the uses of the proceeds from the IPO from the date of the closing of the IPO on November 12, 2021, until December 31, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$2.2 million was used for the acquisition of other businesses;

●	$3.5 was used for the repayment of indebtedness;

●	$9.2 million was used for working capital; and

●	$3.0 million was used for temporary investments.

As of December 31, 2022, we had used the entirety of the proceeds of the IPO, not including amounts received or that may be received from exercises of publicly-traded warrants issued in connection with the IPO.

None of the proceeds of the IPO were used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Post-Effective Amendment to IPO Form S-1 and the related prospectus.

The foregoing description of certain terms of the Underwriting Agreement and the Representative’s Warrants is qualified in its entirety by reference to the full text of such documents which are filed hereto as Exhibit 10.23, Exhibit 10.24, Exhibit 10.25, Exhibit 10.26, and Exhibit 10.27 to this Annual Report, respectively, and which are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A. “Risk Factors—Risks Related to Our Common Stock and Publicly-Traded Warrants—We do not expect to declare or pay dividends in the foreseeable future.”

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year, except as disclosed below.

Pursuant to an asset purchase agreement between the Company and Peter Poser, an individual, dated as of November 29, 2022, the Company agreed to purchase certain assets of Premier NYC that was owned and operated by Mr. Poser for a combination of cash payments and equity. The assets were valued at $682,546.10 as of October 31, 2022. The Company also agreed to assume certain liabilities estimated at $118,627.40 as of October 31, 2022. With respect to the cash portion of consideration, the Company agreed to pay Mr. Poser $100,000 at closing; three annual installment payments of $60,000 on the first anniversary of the closing date, $40,000 on the second anniversary of the closing date, and $30,000 on the third anniversary of the closing date; and up to three annual earn out payments equal to 45% of trailing 12-month Gross Profit (as defined by the agreement) in excess of $350,000 on each of the three anniversaries following the closing date.

With respect to the equity portion of the consideration, the Company agreed to issue to Mr. Poser a number of shares of common stock equal to $25,000 divided by the daily volume-weighted average price of the Company’s common stock for the five trading days prior to the closing date subject to certain lock-up terms. On the date of closing, December 16, 2022, the Company acquired the assets and assumed liabilities under the asset purchase agreement, made the initial required cash payment, and issued 19,935 shares of common stock to Mr. Poser. Pursuant to the lock-up terms under the asset purchase agreement and a separate lock-up agreement, Mr. Poser agreed not to transfer the stock for a three-year period except for up to 1,661 shares per quarter subject to any limitations pursuant to any applicable laws, and certain other transfer exceptions. The shares will be issued according to applicable regulatory and compliance requirements. The shares are restricted securities as defined in Rule 144 of the Securities Act and carry no registration rights that require or permit the filing of any registration statement in connection with their issuance.

The shares were issued and sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2022 – October 31, 2022	-	$-	-	$6,824,085
November 1, 2022 – November 30, 2022	-	$-	-	$6,824,085
December 1, 2022 – December 31, 2022	110,112	$1.33	110,112	$6,667,595

On February 23, 2022, the Company issued a press release that announced that the Company’s board of directors had authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of the Company’s capital needs, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management. There is no defined number of shares to be repurchased over a specified timeframe through the life of the stock repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. On May 23, 2022, the Company filed a current report on Form 8-K that announced that on May 20, 2022 the Company had established the Trading Plan with B. Riley intended to qualify under Rule 10b-18. The Trading Plan instructs B. Riley to repurchase shares of common stock of the Company for the Company’s account in accordance with Rule 10b-18 and the Company’s instructions. The Company’s insider trading policy generally permits insider purchases of the Company’s stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter. Repurchases under the Trading Plan are scheduled to terminate as late as May 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Item 1A. Risk Factors” and “Introductory Notes – Note Regarding Forward-Looking Statements.”

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2022 and 2021, program clients accounted for 82.2% and 75.7% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 48.5% year-over-year in 2022 compared to 2021, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions, LLC, or G.A.P. Promotions, assets in January 2022, the assets of Trend Brand Solutions in August 2022, and the assets of Premier NYC in December 2022. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus, the return of many significant in-person tradeshows and other industry-related opportunities, and societal reopening in general may help compensate for lower sales in prior periods. However, these trends are expected to be partially offset by continued increases in expenses, especially higher raw material costs and a more challenging supply chain. According to the U.S. Bureau of Labor Statistics, the Producer Price Index for final demand moved up 4.6% for the 12 months ended in February, 2023, on an unadjusted basis.

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance. As was typical for other firms in the promotional products industry, from March 2020 through the end of 2022, we believe that our revenues were adversely affected by decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. We also experienced higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as trucking shortages and port congestion. Much of the increase in costs, supply chain disruption, and other continuing disruptions in operations is believed to be due to ongoing outbreaks of COVID-19. We expect some or all of these effects to continue in 2023.

We have also noted that some of our customers have indicated that a greater number of their employees work from home than in past periods. We believe this increase may be partially a result of the relatively new risk to office work from the COVID-19 pandemic, and that this trend may continue. As a result, we have been, and expect to continue to, drop-ship more materials directly to people at their homes than in periods before the advent of the COVID-19 pandemic. We expect that this trend will continue to yield increased freight service fees and fulfillment revenue as well as associated costs.

For additional discussion, see “—Impact of COVID-19 Pandemic” below.

As of December 31, 2022, we had $56.6 million of total assets with $39.4 million of total stockholder equity.

Recent Developments

T R Miller Asset Purchase Agreement

On January 25, 2023, we entered into an Asset Purchase Agreement (the “TRM Purchase Agreement”) with TRM Corp., a Massachusetts corporation, and Thomas R. Miller (“TRM”), pursuant to which the Company agreed to acquire substantially all of the assets of TRM Corp. used in TRM Corp.’s branding, marketing and promotional products and services business (the “TRM Business”). The TRM Business has existing operations and has generated revenues.

Under the TRM Purchase Agreement, the aggregate purchase price (“TRM Purchase Price”) for the TRM Business will consist of cash payments by the Company to TRM Corp. at and following the TRM Closing (as defined below), subject to adjustments, as described below.

At the consummation of the transactions contemplated by the TRM Purchase Agreement (the “TRM Closing”), the Company will pay TRM Corp. the following cash components of the TRM Purchase Price: (a) $1,000,000 in cash, subject to a customary working capital adjustment, an adjustment for any indebtedness of TRM Corp. or the TRM Business as of the date and time of the TRM Closing (the “TRM Closing Date”) that is not part of the Assumed Liabilities (as defined in the TRM Purchase Agreement), and the TRM Earn Out Payments (as defined below); (b) the amount paid by TRM Corp. (cost) for Inventory (as defined in the TRM Purchase Agreement) that is on hand and owned by Seller as of the TRM Closing Date; (c) installment payments (the “TRM Installment Payments”) equal to (i) $400,000 on the first anniversary of the TRM Closing Date, (ii) $300,000 on the second anniversary of the TRM Closing Date, (iii) $200,000 on the third anniversary of the TRM Closing Date, and (iv) $200,000 on the fourth anniversary of the TRM Closing Date, with such TRM Installment Payments subject to adjustment for certain uncollected accounts receivable amounts outstanding after the first 12 months following the TRM Closing; and (d) four annual earnout payments (collectively, the “TRM Earn Out Payments”), each equal to (i) 45% of annual Gross Profit (as defined in the TRM Purchase Agreement) of TRM Corp. above $4,000,000 with respect to certain customers of TRM Corp. or primarily resulting from the efforts of TRM or certain employees or independent contractors of TRM Corp., plus (ii) 25% of the annual Gross Profit above $4,000,000 with respect to customers primarily resulting from the past or future efforts of the Company that are assigned to and primary responsibility of any employee or independent contractor of TRM Corp. as designated by the TRM Purchase Agreement, for the trailing 12-month period, as of the first, second, third, and fourth anniversary of the TRM Closing Date, with such TRM Earn Out Payments subject to adjustment as set forth in the TRM Purchase Agreement.

The timing and manner of the determination of the TRM Purchase Price and the working capital and TRM Earn Out Payments adjustments or payments, and the resolution of any disagreements as to such adjustments or payments, will follow the procedures prescribed by the TRM Purchase Agreement.

In addition, as of the TRM Closing Date, the Company will undertake to perform or otherwise pay, satisfy and discharge as of the TRM Closing the Assumed Liabilities (as defined in the TRM Purchase Agreement).

During the period between the date of the TRM Purchase Agreement and the TRM Closing, TRM Corp. and TRM are required to carry on the TRM Business in the ordinary course and provide the Company with reasonable access to the TRM Business’s books, records, sales representatives and support staff. In addition, TRM Corp. and TRM agreed to terminate and not engage in any discussions or transactions with any party other than the Company with respect to any acquisition of a material portion of TRM Corp.’s assets or equity interests. From the date of the TRM Purchase Agreement until the earlier of the TRM Closing or the termination of the TRM Purchase Agreement, the Company and TRM Corp. will give each other notice of certain events, or lack thereof, which could have certain adverse effects.

The TRM Purchase Agreement contains customary representations, warranties, and covenants, including a covenant that TRM Corp. and TRM will not compete with the TRM Business in the United States, or solicit any customer, supplier or affiliate of the Company, during the period that the Company employs TRM and the two years following that period.

The TRM Purchase Agreement also contains mutual indemnification provisions with respect to breaches of representations and warranties as well as to certain third-party claims, and indemnification by the Company of TRM Corp. and TRM with respect to certain damages with respect to the Assumed Liabilities (as defined in the TRM Purchase Agreement) and certain other liabilities asserted by a third party arising after the TRM Closing. In the case of indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the indemnifying party will only become liable for indemnified losses to the extent that the amount exceeds an aggregate threshold of $25,000. However, this threshold limitation does not apply to claims by the Company for breaches by TRM Corp. or TRM of certain fundamental representations and warranties. In addition, the Company’s aggregate remedy with respect to any and all indemnifiable losses may in no event exceed (i) with respect to claims related to breach of certain fundamental representations, the Final Purchase Price (as defined in the TRM Purchase Agreement) or (ii) with respect to all other claims, 50% of the Final Purchase Price.

In addition to customary indemnification procedural and reimbursement provisions for matters involving third parties, the TRM Purchase Agreement provides that the Company will have the option of recouping all or any part of any indemnified amount by notifying TRM that the Company is reducing the TRM Installment Payments or TRM Earn Out Payments by the amount of such indemnified amounts.

The representations and warranties under the TRM Purchase Agreement of TRM Corp. and TRM, and the indemnification rights of the Company with respect to such representations and warranties, will survive the TRM Closing for 18 months after the TRM Closing, except that certain fundamental representations and warranties of TRM Corp. and TRM will continue in effect for a period equal to the applicable statute of limitations. The representations and warranties of the Company, and the indemnification rights of TRM Corp. and TRM with respect to such representations and warranties, will continue in effect for a period equal to the applicable statute of limitations.

The TRM Closing is subject to customary closing conditions, including the completion of the Company’s due diligence; the receipt of any required consents of any third parties or governmental agencies; the release of any applicable security interests by TRM Corp.; completion of a financial audit of TRM Corp.; delivery of disclosure schedules; execution of a lease agreement with base rent of $179,550.00 in the first year of the lease and an increase of 2% per annum in each subsequent year; . In addition, the Company must have entered into (i) an employment agreement with Stacy Miller upon mutually agreeable terms and (ii) a consulting agreement with TRM upon mutually agreeable terms pursuant to which TRM will provide certain consulting services to the Company for a period of three years following the TRM Closing Date. TRM Corp. and TRM must also change the name of TRM Corp. to a name that is distinct and dissimilar from, and unlikely to be confused with, “T R Miller” within ten business days after the TRM Closing Date.

The TRM Purchase Agreement may be terminated at any time prior to the TRM Closing by (i) mutual agreement of the parties; (ii) by any of the parties if there has been a material misrepresentation or breach of covenant or agreement contained in the TRM Purchase Agreement on the part of the other and such breach of a covenant or agreement has not been promptly cured after at least 14 days’ written notice is given; (iii) by the Company if any of TRM Corp. or TRM’s closing conditions set forth in the TRM Purchase Agreement have not been satisfied before May 25, 2023 (the “Outside Date”); or (iv) by TRM Corp. or TRM if any of the Company’s closing conditions set forth in the TRM Purchase Agreement have not been satisfied before the Outside Date. The Company may also terminate the TRM Purchase Agreement if the Company objects to any information contained in any disclosure schedules or updates to the disclosure schedules or the contents of any accompanying documents within 30 days of delivery of such schedules or within five days of delivery of any updates to such schedules, and the Company and TRM Corp. cannot agree on mutually satisfactory modifications to them.

The foregoing description of the TRM Purchase Agreement is qualified in its entirety by reference to the full text of such document which is filed as Exhibit 2.5 to this Annual Report, and which is incorporated herein by reference.

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

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance and will likely continue to do so. Although sales of personal protective equipment totaled $4.2 million for 2020, they were less than $250,000 for both 2022 and 2021. These sales did not significantly offset the overall decreased demand for promotional products in 2022 and 2021 compared to 2019, and are not expected to do so in the foreseeable future. Additionally, as was typical for other firms in the promotional products industry, from March 2020 through the end of 2022, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. We also experienced higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as trucking shortages and port congestion. Much of the increase in costs, supply chain disruption, and other continuing disruptions in operations is believed to be due to ongoing outbreaks of COVID-19. We expect some or all of these effects to continue in 2023.

We have also noted that some of our customers have indicated that a greater number of their employees work from home than in past periods. We believe this increase may be partially a result of the relatively new risk to office work from the COVID-19 pandemic, and that this trend may continue. As a result, we have been, and expect to continue to, drop-ship more materials directly to people at their homes than in periods before the advent of the COVID-19 pandemic. We expect that this trend will continue to yield increased freight service fees and fulfillment revenue as well as associated costs.

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote our customers’ brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to providing our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	Adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees. We allow team members to work remotely when necessary, allowing us to continue providing uninterrupted sales and service to our customers throughout the year.

●	Emphasized and established cost savings initiatives, cost control processes, and cash conservation to preserve liquidity.

●	Explored national acquisition opportunities and executed the acquisitions of the promotional products assets and business of Indiana-based Wildman Imprints with historical revenue exceeding $10 million annually in September 2020, Massachusetts-based G.A.P. Promotions with 2021 revenue of approximately $7.2 million in January 2022, Texas-based Trend Brand Solutions with annualized 2022 revenue of approximately $3 million in August 2022, and New York-based Premier NYC with annualized 2022 revenue of approximately $2 million in December 2022. In addition, entered into a definitive agreement in January 2023 to purchase the promotional products business and assets of Massachusetts-based TRM Corp., with historical revenue of approximately $19 million.

●	Retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively.

●	Concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and cannabis industries.

●	Retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs.

●	Successfully applied for and received PPP loans and government assistance.

●	Refocused our marketing activities on more client-specific revenue generating activities that reduced spend while remaining effective.

We believe that we have seen encouraging signs of recovery from the effects of the COVID-19 pandemic. There has been a significant increase in the amount of requests for proposal and other customer inquiries since the beginning of 2021, which leads us to believe that companies are preparing to spend at previous or increased levels. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus and societal reopening will help compensate for lower sales in prior periods. However, significant lingering supply chain issues related to the COVID-19 pandemic continued to adversely affect our business in 2021 and 2022, and may continue to do so in 2023.

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

For further discussion, see Item 1A. “Risk Factors – Risks Related to Our Business and Industry – Our business has been materially adversely impacted by the COVID-19 pandemic and could be materially adversely impacted by future COVID-19 pandemic surges, new COVID-19 variants, or other pandemics.”

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Sales	$58,953,467	100.0%	$39,702,714	100.0%

Cost of Sales:
Purchases	37,391,939	63.4%	23,972,797	60.4%
Freight	4,991,854	8.5%	3,893,847	9.8%
Total Cost of Sales	$42,383,793	71.9%	$27,866,644	70.2%

Gross Profit	$16,569,674	28.1%	$11,836,070	29.8%

Operating Expenses:
General and Administrative Expenses	18,075,369	30.7%	12,273,949	30.9%
Total Operating Expenses	$18,075,369	30.7%	$12,273,949	30.9%

Earnings (Loss) from Operations	$(1,505,695)	(2.6)%	$(437,879)	(1.1)%

Other Income and (Expense):
Other Income (Expense)	112,507	0.2%	702,280	1.8%
Interest Income (Expense)	94,680	0.2%	(136,661)	0.3)%
Unrealized Gain (Loss) on Short-Term Investments	(179,120)	(0.3)%	-	-%
Total Other Income and (Expense)	$28,067	0.0%	$565,619	1.4%

Earnings (Loss) Before Income Taxes	$(1,477,628)	(2.5)%	$127,740	0.3%

Provision for Income Taxes	$(699,187)	(1.2)%	$(107,500)	(0.3)%

Net Earnings (Loss)	$(778,441)	(1.3)%	$235,240	0.6%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 48.5% to $59.0 million for the year ended December 31, 2022, from $39.7 million for the year ended December 31, 2021. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, the acquisitions of the G.A.P. Promotions assets in January 2022, the Trend Brand Solutions assets in August 2022, and the Premier NYC assets in December 2022 accounted for $6.5 million, or 11.0%, of sales, for 2022, compared to none for 2021, as described in more detail immediately below.

The January 2022 acquisition of the G.A.P. Promotions assets generated $5.4 million of sales for the year ended December 31, 2022, compared to no sales from such assets for the year ended December 31, 2021. The August 2022 acquisition of the Trend Brand Solutions assets generated $1.1 million of sales for the year ended December 31, 2022 compared to no sales from such assets for the year ended December 31, 2021. The December 2022 acquisition of the Premier NYC assets generated no sales for the year ended December 31, 2022, compared to no sales from such assets for the year ended December 31, 2021. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions, Trend Brand Solutions and Premier NYC asset acquisitions, increased 32.1%, or $12.8 million, to $52.5 million for the year ended December 31, 2022, from $39.7 million for the year ended December 31, 2021.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 52.1% to $42.4 million for the year ended December 31, 2022, from $27.9 million for the year ended December 31, 2021. As a percentage of sales, cost of sales increased to 71.9% for the year ended December 31, 2022 from 70.2% for the year ended December 31, 2021. More specifically, cost of purchases increased to $37.4 million for the year ended December 31, 2022, or 56.0%, from $24.0 million for the year ended December 31, 2021. As a percentage of sales, cost of purchases increased to 63.4% for the year ended December 31, 2022, from 60.4% for the year ended December 31, 2021. In addition, freight costs increased to $5.0 million for the year ended December 31, 2022, or 28.2%, from $3.9 million for the year ended December 31, 2021. As a percentage of sales, freight costs decreased to 8.5% for the year ended December 31, 2022, from 9.8% for the year ended December 31, 2021. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 48.5% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 40.0% to $16.6 million, or 28.1% of revenue, for the year ended December 31, 2022, from $11.8 million, or 29.8% of revenue, for the year ended December 31, 2021. The increase in the dollar amount of gross profit was due to increased sales, partially offset by an increase in purchasing costs.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 47.3%, or $5.8 million, to $18.1 million for the year ended December 31, 2022, from $12.3 million for the year ended December 31, 2021. As a percentage of sales, operating expenses decreased to 30.7% for the year ended December 31, 2022, from 30.9% for the year ended December 31, 2021. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of $5.8 million, or 47.3%, which in turn was primarily due to additional expenses related to the acquisition of the G.A.P. Promotions assets, the Trend Brand Solutions assets, the Premier NYC assets, the implementation of an internal commercial ERP system on NetSuite ERP’s platform, ongoing public company expenses, lead generation initiatives and organic growth in our business.

Other Income and Expense

Other income and expense consist of other income (expense), interest income (expense), and unrealized gain (loss) on short-term investments. Our other income (expense) decreased $589,773 to $112,507 for the year ended December 31, 2022, from $702,280 for the year ended December 31, 2021. This decrease was primarily due to an accrual adjustment to certain earn-out paying obligations relating to our acquisition of the assets of WBG and the forgiveness of the Company’s PPP loan. Our interest income (expense) was $94,680 for the year ended December 31, 2022, compared to $(136,661) for the year ended December 31, 2021. This change was primarily due to interest generated from short-term investments. Our unrealized gain (loss) on short-term investments was $(179,120) for the year ended December 31, 2022, compared to none for the year ended December 31, 2021. This change was primarily due to the recording of all short-term investments at estimated fair value.

Income Taxes Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the year ended December 31, 2022 was $0.7 million compared to income tax provision of $0.1 million for the year ended December 31, 2021. Income tax provision for the year ended December 31, 2022 accounted for approximately 47.3% and 84.2% of earnings (loss) before income taxes of approximately $(1.5 million) and $0.1 million for the years ended December 31, 2022 and 2021, respectively. For 2022 and 2021, the Company recorded an income tax provision comprised substantially of a deferred tax asset in the form of an operating loss carryforward. No valuation allowance against the deferred tax asset was accounted for due to the indefinite life of the asset.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on management’s expectations of future earnings, we anticipate that our effective tax rate will remain similar to the federal tax rate of 21%. State income taxes will fluctuate based annually on apportionment of sales by state.

Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate and our deferred tax assets and liabilities. For further discussion of changes in the income tax provision, refer to Notes A and R to our financial statements beginning on page F-1 of this Annual Report.

Net Earnings and Losses

Our net loss for the year ended December 31, 2022 was $0.8 million, compared to net earnings of $0.2 million for the year ended December 31, 2021. This change was primarily due to increased expenses relating to an increase in lead generation initiatives, integration expenses related to the acquisition of the G.A.P. Promotions assets, Trend Brand Solutions assets and Premier NYC assets, the implementation of an internal commercial ERP system on NetSuite ERP’s platform, ongoing expenses related to being a public company, higher cost of purchases in 2022, and organic growth in our business. These factors were only partially offset by the increase in sales during 2022 to $5.4 million and $1.1 million from none during 2021 from the acquisition of the G.A.P. Promotions assets and Trend Brand Solutions assets, respectively, and the increase of $12.8 million from recurring organic sales during 2022 compared to 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of approximately $15.3 million and short-term investments of approximately $9.8 million. Prior to our initial public offering, we financed our operations primarily through revenue generated from operations and bank borrowings, including a $3.5 million line of credit held with Bank of America during the year ended December 31, 2021. Our line of credit agreement with Bank of America was terminated on November 22, 2021 and on the same date was replaced with a secured revolving demand line of credit with Salem Five Cents Savings Bank for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended December 31, 2023 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(2,414,001)	$(5,291,715)
Net cash used in investing activities	(11,646,944)	(388,948)
Net cash provided by financing activities	(2,911,967)	37,260,096
Net increase (decrease) in cash and cash equivalents	(16,972,912)	31,579,433
Cash and cash equivalents at beginning of year	32,226,668	647,235
Cash and cash equivalent at end of year	$15,253,756	$32,226,668

Net cash used in operating activities was approximately $2.4 million for the year ended December 31, 2022, as compared to net cash used in operating activities of approximately $5.3 million for the year ended December 31, 2021. For the year ended December 31, 2022, increases in accounts receivable, inventory, and rewards program liability along with a decrease in accounts payable were the primary drivers of the net cash used in operating activities. For the year ended December 31, 2021, increases in accounts receivable, inventory, and prepaid expenses along with a decrease in accounts payable were the primary drivers of the net cash used in operating activities. The decrease in net cash used in operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 occurred in the normal course of business due to growth in organic business as well as an increase in rewards program liability.

Net cash used in investing activities was approximately $11.6 million for the year ended December 31, 2022, as compared to net cash used in investing activities of approximately $0.4 million for the year ended December 31, 2021. For the year ended December 31, 2022, purchases of short-term investments, additions to intangible assets related to customer lists and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. For the year ended December 31, 2021, additions to software-related property and equipment was the primary driver of the net cash used in investing activities. The increase in net cash used in investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to purchases of short-term investments and the addition of new intangible assets related to the customer lists acquired in January 2022, August 2022 and December 2022 as part of the G.A.P. Promotions, Trend Brand Solutions and Premier NYC assets acquisitions, respectively.

Net cash used in financing activities was approximately $2.9 million for the year ended December 31, 2022, as compared to net cash provided by financing activities of approximately $37.3 million for the year ended December 31, 2021. For the year ended December 31, 2022, net cash used in financing activities consisted primarily of the repurchase of our common stock under our stock repurchase program offset by net proceeds received from the exercise of our publicly-traded warrants. For the year ended December 31, 2021, net cash provided by financing activities consisted primarily of net proceeds received from our initial public offering and private placement offset by borrowings and reductions on our bank line of credit. The decrease in net cash provided by financing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the repurchase of our common stock during the year ended December 31, 2022, offset by the exercise of our publicly-traded warrants.

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

We received forgiveness from the SBA of the PPP loan in full, effective June 24, 2021.

As of December 31, 2020, approximately $149,900 was due under our Economic Injury Disaster Loan, or EIDL, program loan. It was due in monthly installments of $731 including interest to April 2051. The amount was fully repaid during the year ended December 31, 2021.

November 2021 Initial Public Offering

On November 12, 2021, under the Underwriting Agreement, we completed the IPO, in which we sold 4,337,349 units, with each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock, at a price to the public of $4.15 per unit, before underwriting discounts and commissions. Initially, the common stock and publicly-traded warrants had been listed on the Nasdaq Capital Market tier of Nasdaq under the initial ticker symbols “STRN” and “STRNW”, respectively. Subsequently, we changed the ticker symbols of the shares and publicly-traded warrants to “SWAG” and “SWAGW”, respectively. The publicly-traded warrants initially had an exercise price per share of $5.1875, equal to 125% of the IPO Price. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined (See “—December 2021 Private Placement” below), after attributing a warrant value of $0.125, the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. The publicly-traded warrants were immediately exercisable and expire on the fifth anniversary of the original issuance date.

We also granted the underwriters a 45-day over-allotment option to purchase up to an additional 650,602 shares of common stock and/or publicly-traded warrants to purchase up to 650,602 shares of common stock at the IPO Price less the underwriting discounts, representing 15% of the units sold in the IPO. At the closing of the IPO, EF Hutton as the representative of the underwriters fully exercised its over-allotment option to purchase an additional 650,602 shares of common stock and 650,602 publicly-traded warrants. Therefore, we sold 4,987,951 shares of common stock and 4,987,951 publicly-traded warrants for total gross proceeds of approximately $20.7 million.

In addition to the underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we agreed to grant the Representative’s Warrants to EF Hutton as the representative of the underwriters or its designees, for the purchase of a total of 149,639 shares of common stock at an exercise price of $5.1875. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing May 12, 2022.

After deducting underwriter commissions, discounts and non-accountable expenses of approximately $1.8 million and other offering expenses of approximately $1.0 million, we received net proceeds of approximately $17.9 million at the closing of the IPO. Assuming the exercise of all of the publicly-traded warrants and Representative’s Warrants, we would receive additional total proceeds of approximately $21.6 million. As of December 31, 2022, we had received a total of approximately $3.2 million from the exercise of publicly-traded warrants for the purchase of a total of 659,456 shares of common stock at the adjusted exercise price per share of $4.81375. We have not received any proceeds from the exercise of the Representative’s Warrants.

The IPO was conducted pursuant to the IPO Registration Statement, and our Registration Statement on Form S-1 (File No. 333-260880), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 8, 2021. On June 10, 2022, the Post-Effective Amendment to IPO Form S-1 was filed to update the IPO Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022. The Post-Effective Amendment to IPO Form S-1 became effective on June 16, 2022. Prospectus Supplement No. 1 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on July 21, 2022 to include the information set forth in our Current Reports on Form 8-K which were filed with the SEC on July 19, 2022 and July 21, 2022. Prospectus Supplement No. 2 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on August 15, 2022 to include the information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 which was filed with the SEC on August 15, 2022. Prospectus Supplement No. 3 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on September 7, 2022 to include the information in our Current Report on Form 8-K which was filed with the SEC on September 7, 2022. Prospectus Supplement No. 4 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on November 14, 2022 to include the information in our Quarterly Report on Form 10-Q which was filed with the SEC on November 14, 2022. Prospectus Supplement No. 5 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on December 2, 2022 to include the information in our Current Report on Form 8-K which was filed with the SEC on December 2, 2022. Prospectus Supplement No. 6 to the prospectus relating to the Post-Effective Amendment to IPO Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on January 31, 2023 to include the information in our Current Report on Form 8-K which was filed with the SEC on January 31, 2023.

EF Hutton acted as lead book-running manager and the representative of the underwriters, and US Tiger Securities, Inc. acted as joint book-running manager.

Pursuant to the Underwriting Agreement, on November 8, 2021, we and our officers, directors and stockholders before the offering entered into lock-up agreements that prevented, subject to certain exceptions, selling or transferring any of our shares of capital stock of the Company for up to six months. During 2021 and 2022, a stockholder who was subject to these and other lock-up provisions transferred all of its shares to another holder with the consent of our Executive Chairman Mr. Stranberg, EF Hutton as the representative of the underwriters of our initial public offering, and the Company, and processed by its transfer agent. The lock-up agreements with EF Hutton expired on May 8, 2022.

The following is our reasonable estimate of the uses of the proceeds from the IPO from the date of the closing of the IPO on November 12, 2021, until December 31, 2022:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$2.2 million was used for the acquisition of other businesses;

●	$3.5 was used for the repayment of indebtedness;

●	$9.2 million was used for working capital; and

●	$3.0 million was used for temporary investments.

As of December 31, 2022, we had used the entirety of the proceeds of the IPO, not including amounts received or that may be received from exercises of publicly-traded warrants.

None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Post-Effective Amendment to Form S-1 and the related prospectus.

The foregoing description of certain terms of the Underwriting Agreement and the Representative’s Warrants is qualified in its entirety by reference to the full text of such documents which are filed hereto as Exhibit 10.23, Exhibit 10.24, Exhibit 10.25, Exhibit 10.26, and Exhibit 10.27 to this Annual Report, respectively, and which are incorporated herein by reference.

December 2021 Private Placement

On December 10, 2021, under an Underwriting Agreement dated November 8, 2021 (the “Underwriting Agreement”), the Company completed a private placement with several investors, wherein a total of 4,371,926 shares of the Company’s common stock were issued at a purchase price of $4.97 per share, with each investor also receiving a warrant (the “Private Placement Warrant” and collectively the “Private Placement Warrants”) to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, or 5,464,903 shares of common stock in aggregate, at an exercise price of $4.97 per share, for a total purchase price of approximately $21.7 million. The Private Placement Warrants were immediately exercisable on the date of issuance, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the Private Placement Warrants were subject to a floor price of $4.80 per share prior to stockholder approval of such subsequent equity sale, and a floor price of $1.00 per share after such stockholder approval is obtained. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of our outstanding voting stock approved the Company’s entry into the private placement. We filed preliminary and definitive information statements on Schedule 14C with the SEC on December 29, 2021 and January 11, 2022, respectively, and delivered copies of the definitive information statement to stockholders on January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the Private Placement Warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable.

The Company engaged EF Hutton as the Company’s placement agent for the private placement pursuant to the PAA. Pursuant to the PAA, the Company agreed to pay EF Hutton a cash placement fee equal to 8.0% of the gross proceeds of the Offering, an additional cash fee equal to 0.5% of the gross proceeds raised by the Company in the offering for non-accountable expenses, and also agreed to reimburse EF Hutton up to $100,000 for accountable expenses. In addition, EF Hutton’s designees received warrants to purchase an aggregate of 131,158 shares of common stock, which is equal to 3.0% of the total number of shares issued in the private placement, at an exercise price of $4.97 per share (the “Placement Agent Warrants”).

The private placement raised net cash proceeds of approximately $19.8 million (after deducting the placement agent fee and expenses of the private placement). Assuming the exercise of all of the Private Placement Warrants and Placement Agent Warrants, we would receive additional total proceeds of approximately $27.8 million. As of December 31, 2022, we had not received any proceeds from the exercise of the Private Placement Warrants or Placement Agent Warrants. The Company intends to use the net cash proceeds from the private placement for acquisitions and partnerships, investments in technology and expanding corporate infrastructure, expansion of its sales team and marketing efforts and for general working capital and administrative purposes.

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

In connection with the private placement, the Company entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with investors containing customary representations and warranties. The Company and investors also entered into the a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon exercise of the Private Placement Warrants and Placement Agent Warrants, promptly following the closing date but in no event later than 15 calendar days after the effective date of the Registration Rights Agreement, and to have such Resale Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). The Company would have been obligated to pay certain liquidated damages to the investors if the Company failed to file the Resale Registration Statement when required, or failed to file or cause the Resale Registration Statement to be declared effective by the SEC when required, and will become so obligated if it fails to maintain the effectiveness of the Resale Registration Statement pursuant to the terms of the Registration Rights Agreement.

On December 23, 2021, the Company filed the Resale Registration Statement with the SEC (File No. 333-261883) and it was declared effective on January 5, 2022. On June 10, 2022, a post-effective amendment to the Resale Form S-1 (the “Post-Effective Amendment to Resale Form S-1”) was filed to update the Resale Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that was filed with the SEC on May 13, 2022. The Post-Effective Amendment to Resale Form S-1 became effective on June 16, 2022. Prospectus Supplement No. 1 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on July 21, 2022 to include the information set forth in our Current Reports on Form 8-K, which were filed with the SEC on July 19, 2022 and July 21, 2022. Prospectus Supplement No. 2 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on August 15, 2022 to include the information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 15, 2022. Prospectus Supplement No. 3 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on September 7, 2022 to include the information in our Current Report on Form 8-K, which was filed with the SEC on September 7, 2022. Prospectus Supplement No. 4 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on November 14, 2022 to include the information in our Quarterly Report on Form 10-Q which was filed with the SEC on November 14, 2022. Prospectus Supplement No. 5 to the prospectus relating to the Post-Effective Amendment to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on December 2, 2022 to include the information in our Current Report on Form 8-K which was filed with the SEC on December 2, 2022. Prospectus Supplement No. 6 to the prospectus relating to Resale Form S-1 was filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on January 31, 2023 to include the information in our Current Report on Form 8-K which was filed with the SEC on January 31, 2023.

The foregoing description of each of the form of Private Placement Purchase Agreement, the PAA, the form of Registration Rights Agreement, the form of Private Placement Warrant, and the form of Placement Agent Warrant is qualified in its entirety by reference to such documents which have been filed as Exhibit 10.29, Exhibit 10.30, Exhibit 10.31, Exhibit 10.32, and Exhibit 10.33 to this Annual Report, respectively, and are incorporated herein by reference.

Stock Repurchase Program

As initially announced on February 23, 2022, under our stock repurchase program, we may repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18. Our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management. Repurchases will also only be made in accordance with the Company’s insider trading policy. Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter.  There is no defined number of shares to be repurchased over a specified timeframe through the life of the stock repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. It is expected that stock repurchases will be paid using existing and future cash generated by operations.

On May 23, 2022, we announced that we had established the Trading Plan with B. Riley intended to qualify under Rule 10b-18. The Trading Plan instructs B. Riley to repurchase shares of common stock for our account in accordance with Rule 10b-18 and our instructions. Repurchases under the Trading Plan are scheduled to terminate as late as May 2023.

For the year ended December 31, 2022, we repurchased a total of 1,777,657 shares and returned $3,332,405 in value to stockholders under the Trading Plan.

As of December 31, 2022, $6,667,595 remained available under the stock repurchase program for future stock repurchases.

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

The amount available under the Line of Credit is the lesser of $7.0 million or the sum of (x) 80% of the then-outstanding amount of Eligible Accounts (as defined below), plus (y) 50% of Eligible Inventory (as defined below); minus 100% of the aggregate amount then drawn under the Line of Credit for the account of the Company. In addition, advances based upon Eligible Inventory must be capped at all times at $2,000,000. “Eligible Accounts” are defined as accounts that meet a number of requirements, including, unless otherwise approved by the Lender, being less than ninety (90) days from the date of invoice not subject to any prior assignment, claim, lien, or security interest, not subject to set-off, credit, allowance or adjustment by the account debtor, arose in the ordinary course of the Company’s business, not an intercompany obligation, not subject to notice of bankruptcy or insolvency of the account debtor, not owed by an account debtor whose principal place of business is outside the United States, not a government account, not be evidenced by promissory notes, and not one of the accounts owed by an account debtor 25% or more of whose accounts are 90 or more days past invoice date; or otherwise not deemed acceptable by the Lender in accordance with its normal credit policies. “Eligible Inventory” means all finished goods, work in progress and raw materials and component parts of inventory owned by the Company. It does not include any inventory held on consignment or not otherwise owned by the Company; any inventory which has been returned by a customer or is damaged or subject to any legal encumbrances other than a first priority security interest held by the Company; any inventory which is not in the possession of the Company; any inventory which is held by the Company on property leased by the Company unless the Lender has received a Landlord’s Waiver and Consent from the lessor of such property satisfactory to the Lender; any inventory which is not located within the United States; any inventory which the Lender reasonably deems to be obsolete or non-marketable; and any inventory not subject to a first priority fully perfected lien held by the Lender.

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

The Loan is further subject to the following financial requirements: (a) Debt Service Coverage Ratio: Cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, stockholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; and (b) Minimum Net Worth thresholds: The Company will be required to meet the following minimum net worth thresholds: $2,000,000 at December 31, 2021, which the Company met; $2,750,000 at December 31, 2022, which the Company met; and $3,500,000 at December 31, 2023.

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

The foregoing description of the Loan Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibit 10.19, Exhibit 10.20 and Exhibit 10.21 to this Annual Report, respectively, which are incorporated herein by reference.

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

The foregoing description of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.22 to this Annual Report, which is incorporated herein by reference.

As of December 31, 2022 and 2021, we had not drawn any funds from the Loan under the Loan Agreement.

Executive Chairman Loans

We have also borrowed funds from our Executive Chairman, Andrew Stranberg, during periods when Mr. Stranberg did not already owe funds to us. The loans are unsecured, non-interest bearing, and there is no formal repayment plan. In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The total amount owed, including principal of $500,000 and interest of $4,740, was repaid to Mr. Stranberg on November 22, 2021. At December 31, 2022 and 2021, no amount was due to Mr. Stranberg.

Contractual Obligations

Wildman Imprints Assets Acquisition

On August 24, 2020, we entered into an Asset Purchase Agreement, or the WBG Asset Purchase Agreement, to acquire inventory, fixed assets, and a customer list of the Wildman Imprints division of WBG. The acquisition closed on September 26, 2020. In connection with the asset acquisition, the customer list was purchased using a contingent earn-out calculation. The purchase price is equal to 15% of the gross profit earned from the sale of product to the customer list for year 1 and 30% for years 2 and 3. Payments are due on the anniversary date of the purchase. At December 31, 2022 and December 31, 2021, the current portion of the earn-out liability amounted to $742,874 and $665,855, respectively. The foregoing description of the WBG Asset Purchase Agreement is qualified in its entirety by reference to the full text of the WBG Asset Purchase Agreement, a copy of which is attached as Exhibit 10.1 to this Annual Report, and is incorporated herein by reference.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of December 31, 2022 and December 31, 2021 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. The Company anticipates that the note will be paid in full in 2023, accordingly the note payable has been classified as current on the balance sheet as of December 31, 2022. We expect no deficiencies in our ability to make the payments required under the asset purchase agreement. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes I, L and M to our financial statements beginning on page F-1 of this Annual Report.

G.A.P. Promotions Assets Acquisition

On January 31, 2022, the Company closed on an asset purchase agreement, dated as of January 21, 2022, as amended on January 31, 2022,to acquire inventory, working capital, and a customer list from G.A.P. Promotions, or the G.A.P. Promotions Asset Purchase Agreement. In accordance with Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations” (“FASB ASC 805”), the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $3,245,872.

Fair Value of Identifiable Assets Acquired:

Inventory	$91,096
Working Capital	879,486
Intangible - Customer List	2,275,290
Total	$3,245,872

Consideration Paid:

Cash	1,510,872
Restricted Stock	100,000
Contingent Earn-Out Liability	1,635,000
Total	$3,245,872

For further discussion relating to this transaction, see Notes I and M to our financial statements beginning on page F-1 of this Annual Report, Item 1.01 of the Current Report on Form 8-K filed on January 26, 2022, and Items 1.01 and 2.01 of the Current Report on Form 8-K filed on February 1, 2022. The foregoing description of the G.A.P. Promotions Asset Purchase Agreement and assets acquired from G.A.P. Promotions is qualified in its entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.1 and Exhibit 2.2 to this Annual Report, respectively, and incorporated by reference herein.

Trend Brand Solutions Assets Acquisition

On August 31, 2022, the Company closed on an asset purchase agreement, dated as of July 13, 2022, as amended on August 31, 2022, to acquire cash, accounts receivable, inventory, fixed assets, and a customer list from Trend Brand Solutions, or the Trend Asset Purchase Agreement. In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,193,166.

Fair Value of Identifiable Assets Acquired:

Cash	$63,624
Accounts Receivable	346,822
Inventory	108,445
Fixed Assets	14,444
Intangible – Customer List	1,659,831
Total	$2,193,166

Consideration Paid:

Cash	$1,488
Assumption of Liabilities	721,334
Restricted Stock	100,000
Contingent Earn-Out Liability	1,370,344
Total	$2,193,166

For further discussion see Notes I and M to our financial statements beginning on page F-1 of this Annual Report, Item 1.01 of the Current Report on Form 8-K filed on July 19, 2022, and Items 1.01 and 2.01 of the Current Report on Form 8-K filed on September 7, 2022. The foregoing description of the Trend Asset Purchase Agreement and assets acquired from Trend Brand Solutions is qualified in their entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.3 and Exhibit 2.4 to this Annual Report, respectively, and incorporated by reference herein.

Premier NYC Acquisition

On December 20, 2022, the Company closed on an asset purchase agreement, dated as of November 29, 2022, or the Premier NYC Asset Purchase Agreement, to acquire cash, accounts receivable, and a customer list from Premier NYC. In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $1,390,533.

Fair Value of Identifiable Assets Acquired:

Cash	$13,855
Restricted Stock	344,078
Contingent Earn-Out Liability	1,032,600
Total	$1,390,533

Consideration Paid:

Cash	$440,025
Assumption of Liabilities	17,908
Restricted Stock	25,000
Contingent Earn-Out Liability	907,600
Total	$1,390,533

For further discussion, see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”.

Property Leases

The following is a schedule by years of future minimum lease payments:

2023	$325,250
2024	322,491
2025	136,942
2026	-
2027	-
$864,050

Rent expense for the years ended December 31, 2022 and 2021 totaled $456,703 and $388,769, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At December 31, 2022 and December 31, 2021, the Company had net deposits totaling 6,000,000 and $43,878, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the loans described above. As stated above, as of December 31, 2022 and 2021, we had not drawn any funds from the Loan under the Loan Agreement, and no amount was owed to our Executive Chairman and largest stockholder Andrew Stranberg.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the assumptions and estimates associated with investments, inventory valuation, intangible assets, revenue recognition, stock-based compensation expense and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements beginning on page F-1 of this Annual Report.

Investments

Our investments consist of U.S. treasury bills, corporate bonds, money market funds. We classify our investments as available-for-sale and record these investments at fair value. Investments with an original maturity of greater than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheet. We do not invest in any securities with contractual maturities greater than 24 months.

Inventory Valuation

Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

Intangible Assets - Customer List

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, judgment and estimates may be required within the revenue recognition process including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Generally, we recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

We input orders based upon receipt of a customer purchase order, confirm pricing through the customer purchase order, validate credit worthiness through past payment history or other financial data and record revenue upon shipment of goods and when risk of loss and title transfer.

Stock-Based Compensation

We account for stock-based compensation under ASC Topic 718, Compensation-Stock Compensation, which requires us to record related compensation costs in the statement of operations. Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on weighted historical implied volatility. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation expense could change significantly in the future.

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, we must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. In addition, the Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not determinable beyond a “more likely than not” standard.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not fail to be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various hypothetical outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which a change in judgment occurs.

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A to our financial statements beginning on page F-1 of this Annual Report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2022 were effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2022 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Andrew Stranberg	51	Executive Chairman, Treasurer, Secretary, and Director
Andrew Shape	49	President, Chief Executive Officer and Director
David Browner	34	Chief Financial Officer
Randolph Birney	47	Executive Vice President
John Audibert	36	Vice President of Growth and Strategic Initiatives
Stephen Paradiso	67	Chief of Staff
Jason Nolley	45	Chief Technology Officer
Sheila Johnshoy	50	Chief Operating Officer
Travis McCourt	39	Director
Alan Chippindale	64	Director
Alejandro Tani	50	Director
Ashley Marshall	37	Director

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

Andrew Shape has over 27 years of merchandising, marketing, branding, licensing, and management experience, and was ranked 45th on ASI’s 2022 Power 50 list of influential people in our industry. He is our co-founder and since 1996 has served as our President and director, and as our Chief Executive Officer since January 2020. From July 2018 to February 2021, Mr. Shape also served as the Chief Executive Officer and President and a director of Long Blockchain Corp., a Delaware corporation, or LBCC, in connection with a business co-managed with LBCC for its subsidiary Stran Loyalty Group Inc., a Delaware corporation, or SLG, that was focused on co-managing our loyalty and gift card programs. From June 2018 through December 2021, Mr. Shape served as a director for Naked Brand Group Limited (formerly Nasdaq: NAKD) until the closing of its business combination with Cenntro Electric Group Limited (Nasdaq: CENN).. Prior to forming Stran, from August 1995 to September 1996, Mr. Shape worked at Copithorne & Bellows Public Relations (a Porter Novelli company) as an Account Executive covering the technology industry. Mr. Shape holds a BA degree from the University of New Hampshire. We believe that Mr. Shape is qualified to serve on our board of directors due to his deep knowledge of Stran, his industry expertise, and his experience as a director on other Nasdaq-listed companies.

David Browner has served as the Company’s Chief Financial Officer since March 2023 and was our Interim Chief Financial Officer from July 2022 to March 2023. From July 2021 to July 2022, Mr. Browner was our Controller. From November 2015 to July 2021, Mr. Browner was the Company’s Accounting Manager. From July 2012 to November 2015, Mr. Browner was a staff accountant for the Company. Mr. Browner has a Master of Business Administration in Accounting and a Bachelor of Business Administration from the University of Massachusetts Lowell.

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

John Audibert has been our Vice President of Strategy and Growth Initiatives since March 2020. Mr. Audibert has over 12 years of investment banking, corporate finance and strategy consulting experience. He has been the President of Josselin Capital Advisors, Inc., since October 2019, which provides consulting services to high-growth businesses. He was formerly President of Woodland Way Advisors, Inc., a consulting firm, from January 2015 through December 2020. Mr. Audibert previously worked in the investment banking group of Sandler O’Neill + Partners, L.P. where he provided merger and acquisition advisory as well as capital raising services to middle-market clients. Prior to joining Sandler O’Neill, he was a strategic consultant at Putnam Associates. Mr. Audibert received a bachelor’s degree with a concentration in finance from the Carroll School of Management at Boston College. Mr. Audibert was an employee of the Company from March 2020 to May 2021, and since then has continued acting in his current capacity as an independent contractor.

Stephen Paradiso has been our Chief of Staff since December 2021. From October 2020 to December 2021, Mr. Paradiso acted as a consultant. From December 2012 until he retired early in October 2020, Mr. Paradiso served as president, and from January 2017 also as chief executive officer, of promotional products distributor ePromos Promotional Products, LLC, which was listed on ASI’s Top 40 Distributors 2022 list. From January 2008 to November 2012, he was chief operating officer, and from January 2007 to May 2008 was president, at promotional products distributor Touchstone Merchandise Group, LLC, which was also listed on ASI’s Top 40 Distributors 2022 list. From January 1988 to June 2001, Mr. Paradiso was president of Cyrk Inc., formerly a Nasdaq-listed company. Mr. Paradiso was listed in ASI’s  Power 50 list from 2016 through 2019, ranking him one of the most influential people in the promotional products industry. Mr. Paradiso received a bachelor’s degree in Education from Framingham State University.

Jason Nolley has been our Chief Technology Officer since November 2021. From September 2021 to November 2021, Mr. Nolley was Senior Software Engineer at Sweetwater Sound, Inc., one of the largest online retailers of musical instruments and professional audio equipment in the United States. From October 2018 to September 2021, Mr. Nolley was Technology Solutions Manager of Warsaw, Indiana-based Wildman Business Group, LLC, and from September 2018 to October 2018 was its Web Marketing Manager. From October 2007 to August 2014, he was Solutions Advisor of Lake Nolley Group, LLC. From December 2005 to September 2007, he was Technical Sales & Marketing Manager of Goshen, Indiana-based LCI Shooting Sports. From January 2001 to December 2005, he was Media Developer at South Bend, Indiana-based Force 5 Media. Mr. Nolley earned a B.A. in Telecommunications with a minor in Japanese from Ball State University in June 2000. Mr. Nolley was granted Jitterbit Foundations and Jitterbit Core certifications in 2020 by software developer Jitterbit’s Jitterbit University online training program.

Sheila Johnshoy has been our Chief Operating Officer since March 2022. From June 2021 to February 2022, Ms. Johnshoy was Vice President of Sourcing & Merchandising at SwagUp, LLC, a promotional products service organization. From June 2020 to June 2021, Ms. Johnshoy was the owner and consultant at Sheila Johnshoy Consulting LLC. From May 2018 to June 2020, Ms. Johnshoy was Chief Revenue Officer at promotional products distributor ePromos Promotional Products, LLC, or ePromos, which was listed on ASI’s Top 40 Distributors 2022 list. From February 2017 to April 2018, Ms. Johnshoy was Vice President, Merchandising of Vericast’s Harland Clarke business. From February 2010 to February 2017, Ms. Johnshoy was Vice President of Marketing at ePromos. Ms. Johnshoy received a Bachelor of Science in Management and Marketing from St. Cloud State University – Herberger Business School, in 1995. Ms. Johnshoy is a 2009 graduate of the Mini MBA Program of the University of St. Thomas – Opus School of Business.

Travis McCourt has been a member of our board of directors since November 2021. Mr. McCourt is also the chairman of our Audit Committee and a member of our Compensation Committee. Mr. McCourt has over 20 years of experience from the financial industry working with companies to optimize their operational and financial procedures. In June 2014, he founded Conchoid Capital Fund where he still serves as a principal. From May 2012 to December 2014, he was a Principal at the investment firm McCourt. From November 2007 to May 2012, he was the Vice President of Alternative Capital Markets at Goldman Sachs (NYSE: GS). From November 2004 to December 2007, he served as a Front Office Executive for the Los Angeles Dodgers. Mr. McCourt graduated from Georgetown University. We believe that Mr. McCourt is qualified to serve on our board of directors due to his investment management, buyout analysis, capital markets, investor relations and other business experience. Our board also determined that Mr. McCourt qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K.

Alan Chippindale has been a member of our board of directors since November 2021. Mr. Chippindale is also the chairman of our Compensation Committee and a member of our Nominating and Corporate Governance Committee. Mr. Chippindale has been President of Engage & Excel Enterprises Inc., an employee recruitment and M&A consulting company, since July 2017. From January 2008 to June 2017, Mr. Chippindale was Chief Business Development Officer of BrandAlliance Inc., a promotional products distributor. Mr. Chippindale graduated from Bowling Green State University with a bachelor degree in International Business and Marketing. Mr. Chippindale has been listed on the ASI Power 50 five times, was Chief Executive Officer and a director of BrandAlliance Inc., and was President of Proforma Inc. from September 1987 to December 2004. He is a leading business development, recruiting and merger and acquisition consultant for the promotional products industry, a strategic think tank member, and a certified marketing professional. He has managed over 100 business combinations and the recruiting of over 1,000 sales professionals. We believe that Mr. Chippindale is qualified to serve on our board of directors due to his leading role in the promotional products industry.

Alejandro Tani has been a member of our board of directors since November 2021. Mr. Tani is also the chairman of our Nominating and Corporate Governance Committee and a member of our Audit Committee and Compensation Committee. Mr. Tani has vast experience from the technology, oil and gas industry and has several successful startups behind him. He is the current owner of Clair Trading, an import and export business since January 2007. He has also been Chief Information Officer and Chief Executive Officer of Innovative Genetics Inc., or IG, a packaging and intellectual property company with a biotech arm serving the cannabis industry, and a Director and Partner of Green Beehive II LLC, a cannabis manufacturing company, since February 2017. Mr. Tani graduated from University Catolica Andres Bello - the largest and oldest Catholic university in Venezuela. We believe that Mr. Tani is qualified to serve on our board of directors due to his business experience. Our board also determined that Mr. Tani qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K.

Ashley L. Marshall has been a member of our board of directors since November 2021. Ms. Marshall is also a member of our Audit Committee and our Nominating and Corporate Governance Committee. Since December 2021, Ms. Marshall has been Merchandise Manager Lighting - Birch Lane at e-commerce furniture and home goods retailer Wayfair (NYSE: W). From January 2015 to September 2021, Ms. Marshall was in the following planner positions with off-price apparel retailer The TJX Companies, Inc. (NYSE: TJX): Allocation Analyst, January 2015 to December 2015; Senior Analyst, December 2015 to September 2017; and Associate Planner, September 2017 to September 2021. From January 2014 to December 2015, Ms. Marshall was an attorney in the United States Treasury Department. Ms. Marshall earned a Bachelor of Business Administration from the University of Mississippi and a Juris Doctor from The George Washington University Law School. We believe that Ms. Marshall is qualified to serve on our board of directors due to her over five years’ experience developing business strategy for TJX, a leading global retailer, and her background in law.

Arrangements Between Officers and Directors

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Our board established the Company’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is available on our website at https://www.stran.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

For further related discussion, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Audit Committee Members

Travis McCourt, Alejandro Tani, and Ashley Marshall, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our Audit Committee, with Mr. McCourt serving as the chairman. Our board has determined that Travis McCourt and Alejandro Tani are each an “audit committee financial expert.”

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Business Conduct and Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

The full text of the Code of Business Conduct and Ethics is posted on our website at https://ir.stran.com/. Any waiver of the Code of Business Conduct and Ethics for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Business Conduct and Ethics, or waivers from our Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Business Conduct and Ethics for our other executive officers and our directors on our website. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2022 and prior years, except as otherwise disclosed in our previous filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Andrew Shape,	2022	521,918	(1)	-	-		-		-	521,918
President, Chief Executive Officer and Director	2021	386,154		-	-		635,963	(2)	4,846	1,026,963
Andrew Stranberg,	2022	500,000		-	-		-		-	500,000
Executive Chairman and Director	2021	518,964		-	-		785,600	(3)	-	1,304,564
Randolph Birney,	2022	422,742	(4)	-	-		-		9,000	431,742
Executive Vice President	2021	289,615		-	-		149,637	(5)	9,000	448,252
David Browner, Chief Financial Officer(6)	2022	169,426		-	-		-		4,051	173,477
John Audibert,	2022	100,000		-	-		-		9,000	109,000
Vice President of Strategy and Growth Initiatives	2021	117,615		-	509,500	(7)	224,017	(8)	-	851,132
Sheila Johnshoy, Chief Operating Officer(9)	2022	191,346		-	64,000	(10)	70,800	(11)	-	326,146
Stephen Paradiso,	2022	176,346		-	-		-		-	176,346
Chief of Staff	2021	-		-	590,000	(12)	279,125	(13)	-	869,125
Jason Nolley,	2022	150,000		-	-		-		9,000	159,000
Chief Technology Officer	2021	2,885		-	125,000	(14)	123,780	(15)	173	251,838
Christopher Rollins,	2022	170,617		-	-		-		6,092	176,710
former Chief Financial Officer	2021	211,202		32,857	41,500	(16)	159,084	(17)	3,600	448,243

(1)	Under Andrew Shape’s employment agreement, Mr. Shape was entitled to the payment of $10,000 per month during 2022 as repayment of sales commissions totaling $140,926.69 that had been incurred in previous years, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. During 2022, Mr. Shape was entitled to $120,000 in total payments toward these commissions payments in addition to accrued interest of $1,918, and was paid $90,000.

(2)	On November 12, 2021, Andrew Shape was granted an option to purchase 323,810 shares of common stock subject to vesting conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(3)	On November 12, 2021, Andrew Stranberg was granted an option to purchase 400,000 shares of common stock subject to vesting conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(4)	Under Randolph Birney’s employment agreement, Mr. Birney was entitled to the payment of $10,000 per month during 2022 as repayment of sales commissions totaling $197,109.95 that had been incurred in previous years, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. During 2022, Mr. Birney was entitled to $120,000 in total payments toward these commissions payments in addition to accrued interest of $2,742, and was paid $120,000.

(5)	On November 12, 2021, Randolph Birney was granted an option to purchase 76,190 shares of common stock subject to vesting conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in footnote P to the Company’s financial statements included with this report.

(6)	David Browner was appointed Interim Chief Financial Officer on July 29, 2022 and was appointed Chief Financial Officer on March 27, 2023. Mr. Browner was not a named executive officer in 2021.

(7)	On November 12, 2021, John Audibert was granted 10,000 restricted shares of common stock subject to vesting conditions. On December 2, 2021, Josselin Capital Advisors, Inc., a company wholly-owned by John Audibert (“JCA”), was granted 20,000 restricted shares of common stock subject to vesting conditions. On December 2, 2021, JCA also became entitled to awards of up to 60,000 additional shares of common stock subject to performance-based conditions and an additional 40,000 shares of common stock subject to service-based conditions. On March 11, 2022, the Compensation Committee of the board of directors determined that the performance-based conditions for the award of 20,000 shares of common stock had been met, resulting in the award of 20,000 shares of common stock to the Consultant. Due to an administrative oversight, we did not grant the 40,000 shares required to be granted to the Consultant upon satisfaction of the service-based conditions as provided under the consulting agreement. The Consultant agreed to receive these grants in 2023. The aggregate grant date fair value of these shares was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(8)	On November 12, 2021, John Audibert was granted an option to purchase a total of 53,000 shares of common stock subject to vesting conditions. On December 2, 2021, JCA was granted an option to purchase 65,000 shares of common stock. The option vests subject to performance-based conditions. On March 11, 2022, the Compensation Committee of the board of directors determined that the performance-based conditions for the vesting of the option as to a total of 20,000 shares of common stock had been met, resulting in vesting of the option as to 20,000 shares. The aggregate grant date fair value of the options was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(9)	Sheila Johnshoy was appointed Chief Operating Officer on March 11, 2022. Ms. Johnshoy was not a named executive officer in 2021.

(10)	On March 11, 2022, Sheila Johnshoy was granted 5,000 shares of common stock subject to time-based restrictions on transfer and became entitled to awards of up to 135,000 shares of common stock subject to performance-based conditions. The total value of the performance-based awards at the grant date was $247,800. The aggregate grant date fair value of all equity awards was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(11)	On March 11, 2022, Sheila Johnshoy was granted a fully-vested option to purchase 5,000 shares of common stock subject to time-based restrictions on transfer and became entitled to awards of options to purchase up to 35,000 shares of common stock subject to performance-based conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(12)	On December 6, 2021, Stephen Paradiso was granted 62,500 restricted shares of common stock subject to vesting conditions. On December 6, 2021, Mr. Paradiso also became entitled to awards of up to 140,000 shares of common stock subject to performance-based conditions, and up to 22,500 shares of common stock subject to service-based conditions. The total value of the performance-based awards at the grant date was $813,300. The aggregate grant date fair value of all equity awards was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(13)	On December 6, 2021, Stephen Paradiso was granted an option to purchase 65,000 shares of common stock subject to vesting conditions. On December 6, 2021, Mr. Paradiso also became entitled to awards of options to purchase up to 40,000 shares of common stock subject to performance-based conditions, and awards of options to purchase up to 22,500 shares of common stock subject to service-based conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(14)	On November 19, 2021, Jason Nolley became entitled to awards of shares of common stock valued at $125,000 subject to performance-based conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(15)	On November 19, 2021, Jason Nolley was granted an option to purchase 60,000 shares of common stock subject to vesting conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(16)	On November 12, 2021, Christopher Rollins was granted 10,000 restricted shares of common stock. The shares were subject to vesting conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

(17)	On November 12, 2021, Christopher Rollins was granted an option to purchase 81,000 shares of common stock. The option was subject to vesting conditions. The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note P to the Company’s financial statements beginning on page F-1 of this Annual Report.

Executive Officer Employment and Consulting Agreements

Under our employment agreement with our Chief Executive Officer, Andrew Shape, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Shape an annual salary of $400,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the employment agreement, on November 12, 2021, we awarded Mr. Shape a stock option for the purchase of 323,810 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the Company’s initial public offering, or IPO, or $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Shape was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $140,926.69 that were earned and due to Mr. Shape as of a date prior to the date of the employment agreement and that Mr. Shape did not waive his right to these sales commissions by entering into the agreement. Beginning on the date of the agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the agreement, the Company is required to pay Mr. Shape the gross amount of $10,000 per month towards Mr. Shape’s unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the board of directors in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Shape’s employment for any reason, regardless of whether termination is for cause, and thirty (30) months after the date of the employment agreement, Mr. Shape shall have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Shape will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Shape’s employment by giving at least 30 days written notice. If we terminate Mr. Shape without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Shape for the first 18 months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Shape during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock option. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Shape is also subject to standard confidentiality and noncompetition provisions.

Under our employment agreement with our Executive Chairman, Andrew Stranberg, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Stranberg an annual salary of $500,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the employment agreement, on November 12, 2021, we awarded Mr. Stranberg a stock option for the purchase of 400,000 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO, or $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. Mr. Stranberg will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Stranberg’s employment by giving at least 30 days written notice. If we terminate Mr. Stranberg without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Stranberg for the first 18 months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Stranberg during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Stranberg is also subject to standard confidentiality and noncompetition provisions.

Under our employment agreement with our Executive Vice President, Randolph Birney, dated July 13, 2021 and effective as of November 8, 2021, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Birney an annual salary of $300,000 and an annual cash bonus as determined by the board of directors. Pursuant to the employment agreement, on November 12, 2021, we awarded Mr. Birney a stock option for the purchase of 76,190 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO, or $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Birney was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $197,109.95 that were earned and due to Mr. Birney as of a date prior to the date of the employment agreement and that Mr. Birney did not waive his right to these sales commissions by entering into the agreement. Beginning on the date of the agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the agreement, the Company is required to pay Mr. Birney the gross amount of $10,000 per month for unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the board of directors in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Birney’s employment for any reason, regardless of whether termination is for cause, and thirty (30) months after the date of the employment agreement, he shall have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Birney will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Birney’s employment by giving at least 30 days written notice. If we terminate Mr. Birney without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Birney for the first 18 months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Birney during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew his employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Birney is also subject to standard confidentiality and noncompetition provisions.

Under our employment agreement with Christopher Rollins, our former Chief Financial Officer, dated September 7, 2021 and effective as of November 8, 2021, we agreed that, for a two-year term, unless terminated earlier in accordance with its terms, Mr. Rollins would serve as our Chief Financial Officer. We agreed to pay Mr. Rollins an annual salary of $250,000. For each fiscal year completed during this term, Mr. Rollins was eligible to receive a cash bonus determined by the achievement of specified Company performance metrics. Prior to each fiscal year, a Company net sales target would be set for the following fiscal year. Mr. Rollins would receive a bonus equal to: (i) 20% of salary if 75% of the net sales target is achieved; (ii) 25% of salary if 100% of the net sales target is achieved; (iii) 50% of salary if 125% of the net sales target is achieved; or (iv) 80% of salary if 150% of the net sales target is achieved. Actual net sales for the fiscal year would be determined by the Company’s audited financial statements and according to GAAP. If actual net sales were between two of the bonus thresholds, then Mr. Rollins would receive a pro rata performance basis. Mr. Rollins was also eligible for additional bonus amounts as determined by the board of directors. In addition, pursuant to the employment agreement, on November 12, 2021, we awarded Mr. Rollins a stock option for the purchase of 81,000 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO, or $4.15 per share. Pursuant to the employment agreement, we also entered into a restricted stock award agreement with Mr. Rollins on November 12, 2021 granting him 10,000 restricted shares of common stock. Both the restricted stock and the stock option were subject to vesting over a two-year period with 33% of the restricted stock and option vesting immediately upon issuance and the balance of the restricted stock and option (67%) vesting monthly over the following two years at a rate of 1/24 per month. Mr. Rollins was provided with standard executive benefits. The Company also provided standard indemnification and directors’ and officers’ insurance. Mr. Rollins’s employment was terminable by the Company upon 30 days’ written notice. If we had terminated Mr. Rollins without cause or he resigns for good reason as provided under the agreement, we would have been required to pay the lesser of the number of months’ severance remaining under the term of the agreement, and six months, provided that Mr. Rollins receive at least three months’ severance; reimbursement of Mr. Rollins for the first 18 months of the premiums associated with Mr. Rollins’s continuation of health insurance for him and his family pursuant to COBRA; and immediate vesting of any outstanding unvested equity granted to Mr. Rollins during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we did not renew Mr. Rollins’s employment agreement after the initial two-year term, then we would have needed to pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Rollins’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Rollins resigned from his position as Chief Financial Officer effective July 29, 2022. As a result, the Company had no further compensation obligations to Mr. Rollins except for any amounts previously earned and not yet paid as of his resignation date. The unvested portion of Mr. Rollins’ restricted stock was forfeited upon resignation, and the unvested portion of Mr. Rollins’ stock option became non-exercisable. The vested portion of Mr. Rollins’ option became non-exercisable as of October 28, 2022. Mr. Rollins’ employment agreement contains standard confidentiality and noncompetition provisions which apply through the 12-month period after Mr. Rollins’ resignation.

Under our consulting agreement with John Audibert, our Vice President of Strategy and Growth Initiatives, and his wholly-owned company, Josselin Capital Advisors, Inc., or the Consultant, dated December 2, 2021, we agreed that, for a 27-month term, unless terminated earlier in accordance with its terms, we will receive the services of the Consultant and pay or grant the Consultant the compensation described below, and Mr. Audibert will continue to serve as our Vice President of Strategy and Growth Initiatives. We agreed to pay the Consultant a signing fee of $30,000, an annual fee of $100,000 and a monthly automobile bonus of $750. We agreed to grant the Consultant base restricted stock bonuses as follows: (i) 20,000 restricted shares of common stock, granted as of the agreement date, which vests on the three-month anniversary of the date of grant; (ii) 20,000 additional fully-vested shares of common stock to be granted on the six-month anniversary of the agreement date; and (iii) 20,000 additional fully-vested shares of Common Stock to be granted on the twelve-month anniversary of the agreement date. Due to an administrative oversight, we did not grant the 20,000 shares required to be granted to the Consultant on each of the six-month and twelve-month anniversaries of the agreement date as provided under the consulting agreement. The Consultant has agreed to receive these grants in 2023. We also agreed to performance-based equity grants to the Consultant consisting of (i) the grant of an option which may be exercised to purchase 65,000 shares of common stock at the exercise price per share of $3.90 which will vest based on the attainment of the option’s performance-based criteria, and fully-vested restricted stock to be granted upon attainment of the same performance-based criteria, as follows: (i) 10,000 fully-vested restricted shares will be granted and the stock option will vest as to 10,000 shares of common stock if our sales exceed $21,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $65,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; (ii) 10,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 10,000 additional shares of common stock if our sales exceed $25,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $75,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term; (iii) 15,000 additional fully-vested restricted shares will be granted and the stock option shall vest as to 20,000 additional shares if our sales exceed $37,500,000 combined for any two consecutive quarters or if our market capitalization exceeds $90,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the agreement term; and (iv) 25,000 additional fully-vested restricted shares will be granted and the stock option will vest as to 25,000 additional shares if our sales exceed $45,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $180,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the term. “Sales” will be determined by our audited or reviewed financial statements and according to GAAP. Our “market capitalization” will be the closing stock price of our common stock as reported by Nasdaq multiplied by the total shares of common stock outstanding as of 4:00 PM E.T. on the date that such closing stock price was determined as reported by our transfer agent. All such grants will be subject to standard forms of stock option or restricted stock award agreements and the terms and conditions of our Amended and Restated 2021 Equity Incentive Plan. On March 11, 2022, the Compensation Committee of the board of directors determined that the performance-based conditions for the vesting of the option as to a total of 20,000 shares of common stock and to the award of 20,000 shares of common stock had been met, resulting in vesting of the option as to 20,000 shares and the award of 20,000 shares of common stock to the Consultant. Upon the occurrence of a change in control during the consulting agreement’s term, whether or not the Consultant’s engagement is terminated, or upon Consultant’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by the Consultant will immediately vest and will no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. For each fiscal year completed during this term, the Consultant will also be eligible to receive additional bonuses as determined by the board of directors. Both we and the Consultant may terminate the consulting agreement by giving at least 30 days’ written notice. If we or the Consultant terminate the consulting agreement without cause as provided under the agreement, and the Consultant and Mr. Audibert then deliver their signatures to the general release and waiver form annexed to the consulting agreement, we must pay a $25,000 fee. The Consultant and Mr. Audibert are also subject to certain independent contractor, non-solicitation, confidentiality and non-interference provisions under the consulting agreement and the Consultant’s stock option agreement and restricted stock award agreement.

Under our employment letter agreement with Ms. Johnshoy, our Chief Operating Officer, dated March 11, 2022, Ms. Johnshoy will receive an annual base salary of $250,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Ms. Johnshoy is eligible to receive annual performance cash bonuses with a target bonus percentage ranging from 25% to 100% of base salary based on the occurrence of specified business revenue amounts or the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Pursuant to the employment letter agreement, we agreed to grant Ms. Johnshoy a signing bonus of 5,000 restricted shares and an option to purchase 5,000 shares of our common stock, which will be subject to a six-month lockup provision. In addition, Ms. Johnshoy is eligible to receive up to 35,000 additional shares of common stock and an option to purchase up to an aggregate of 35,000 additional shares of common stock upon the occurrence of specified business revenue amounts or at the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Consistent with such obligations, the Compensation Committee approved the grant of an option to purchase a total of 40,000 shares of common stock to Ms. Johnshoy at an exercise price per share of $1.60, which was the closing price of our common stock on March 11, 2022, the date that the employment letter agreement was countersigned by Ms. Johnshoy, and 5,000 shares of restricted common stock, with the transfer restrictions and performance-based vesting terms described above. Additionally, under the employment letter agreement, if specified trailing twelve-month revenues occur within 3.5 years of Ms. Johnshoy’s start of employment, she will earn an additional bonus of 100,000 shares of common stock. After the first year of employment, all bonus compensation terms will be subject to review. In addition, Ms. Johnshoy is entitled to severance benefits equal to four months’ salary if terminated without Cause (as defined in the employment letter agreement) during the first year of employment and four months’ salary if terminated during the second year of employment. Ms. Johnshoy will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Ms. Johnshoy will receive unlimited vacation days encompassing vacation, personal and sick days, subject to two weeks’ notice and approval whenever possible. Under the employment letter agreement, Ms. Johnshoy is required to sign a standard nondisclosure and non-solicitation agreement that will not restrict Ms. Johnshoy from working within the promotional industry, but will require Ms. Johnshoy to maintain confidentiality and refrain from soliciting current clients or employees that were existing or obtained during Ms. Johnshoy’s employment with us.

Under our employment letter agreement with Stephen Paradiso, our Chief of Staff, dated December 6, 2021, Mr. Paradiso will receive an annual base salary of $175,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Mr. Paradiso is eligible to receive annual performance cash bonuses with a target bonus percentage ranging from 25% to 100% of base salary based on the occurrence of specified business trailing 12-month revenue amounts or the discretionary approval of our Chief Executive Officer, subject in each case to final approval by the Compensation Committee. Pursuant to the employment letter agreement, we granted Mr. Paradiso a bonus of 65,000 restricted shares and an option to purchase 65,000 shares of our common stock, which will vest in eight equal installments over two years and be subject to a six-month lockup provision. In addition, Mr. Paradiso is eligible to receive up to 40,000 shares of common stock and an option to purchase up to an aggregate of 40,000 additional shares of common stock upon the occurrence of specified business trailing 12-month revenue amounts. Mr. Paradiso may also receive up to an aggregate of 22,500 shares of common stock and an option to purchase up to an aggregate of 22,500 additional shares of common stock once certain business benchmarks are achieved. Pursuant to the employment letter agreement, an option to purchase up to 125,000 shares was granted with vesting terms based on the above time-based and performance-based vesting requirements, at an exercise price per share of $4.72, which was the closing price of our common stock on the date that the employment letter agreement was countersigned by Mr. Paradiso. Additionally, if a specified additional business trailing 12-month revenue goal is met within three years of Mr. Paradiso’s start of employment, he will earn an additional bonus of 100,000 shares of common stock. After the second year of employment, all bonus compensation terms will be subject to review. Mr. Paradiso will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Mr. Paradiso will receive 25 days of paid time off annually, including vacation and sick days, subject to two weeks’ notice and approval whenever possible. Mr. Paradiso is required to sign a standard nondisclosure and noncompete agreement that will not restrict Mr. Paradiso from working within the print or promotional industry, except for specific direct competitors that are individually listed in that agreement, but Mr. Paradiso will be required not to solicit any current or existing clients or customers that were obtained prior to Mr. Paradiso’s employment or obtained during his employment unless given prior approval by us for the period specified in the noncompete agreement.

Under our employment letter agreement with Jason Nolley, our Chief Technology Officer, dated November 19, 2021, Mr. Nolley will receive an annual base salary of $150,000 and a monthly automobile and cell phone allowance of $750. As a signing bonus, Mr. Nolley was awarded an option to purchase 60,000 shares of common stock at $4.36 per share, which the closing price of our common stock the day before the employment letter agreement was signed. The option vests in three equal amounts at each of the first, second and third anniversaries of the date of the date of the employment letter agreement. Mr. Nolley is eligible to receive up to $125,000 in the Company’s common stock upon our achievement of certain amounts of trailing 12-month annual sales amounts. Mr. Nolley is entitled to severance benefits equal to six months’ salary if terminated without due cause. Mr. Nolley will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Mr. Nolley will receive 15 days of paid time off, subject to two weeks’ notice and approval whenever possible. Mr. Nolley is subject to certain nondisclosure and non-solicitation provisions under his stock option agreement.

The foregoing description of these agreements is qualified in its entirety by reference to the full text of the agreements, copies of which are filed as Exhibit 10.5, Exhibit 10.6, Exhibit 10.7, Exhibit 10.8, Exhibit 10.28, Exhibit 10.34, Exhibit 10.35, and Exhibit 10.36 to this Annual Report, respectively, which are incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Shape,
President, Chief Executive Officer and Director	101,191	(1)	222,619	(1)	-		$4.15	11/11/2031	-		-	-		-

Andrew Stranberg,
Executive Chairman and Director	125,000	(2)	275,000	(2)	-		$4.15	11/11/2031	-		-	-		-

Randolph Birney,
Executive Vice President	23,809	(3)	52,381	(3)	-		$4.15	11/11/2031	-		-	-		-

David Browner,
Chief Financial Officer	19,333	(4)	37,367	(4)	-		$4.15	11/11/2031	5,000	(5)	$6,301	-		-

John Audibert,
Vice President of Strategy and Growth Initiatives	17,667	(6)	35,333	(6)	-		$4.15	11/11/2031	6,667	(7)	$8,401	-		-
	20,000	(8)	-		45,000	(8)	$3.90	-	-	(9)	-	40,000	(10)	$50,404

Sheila Johnshoy,
Chief Operating Officer	5,000	(11)	-		-		$1.60		-		-	-		-
	-		-		35,000	(12)	$1.60	-	-		-	135,000	(13)	170,114

Stephen Paradiso,
Chief of Staff	31,250	(14)	31,250	(14)	-		$4.72	12/5/2031	31,250	(15)	$39,378	-		-
	-		22,500	(16)	-		-	-	22,500	(17)	$28,352	140,000	(18)	$176,414
	-		-		40,000	(19)	-	-	-		-	-		-

Jason Nolley,
Chief Technology Officer	20,000	(20)	40,000	(20)	-		-	-	-		-	28,670	(21)	$36,127

Christopher Rollins,
former Chief Financial Officer	-		-		-		-	-	-		-	-		-

(1)	Andrew Shape was granted an option to purchase 323,810 shares of common stock on November 12, 2021. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(2)	Andrew Stranberg was granted an option to purchase 400,000 shares of common stock on November 12, 2021. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(3)	Randolph Birney was granted an option to purchase 76,190 shares of common stock on November 12, 2021. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(4)	David Browner was granted an option to purchase 58,000 shares of common stock on November 12, 2021. The option is subject to vesting over a three-year period with one-third (1/3) of the restricted stock and option vesting on each of the first, second and third anniversaries of the date of grant.

(5)	David Browner was granted 7,500 restricted shares of common stock on November 12, 2021. The restricted stock is subject to vesting over a three-year period with one-third (1/3) of the restricted stock and option vesting on each of the first, second and third anniversaries of the date of grant.

(6)	On November 12, 2021, John Audibert was granted an option to purchase a total of 53,000 shares of common stock. The option is subject to vesting over a three-year period with one-third (1/3) of the option vesting on each of the first, second and third anniversaries of the date of grant.

(7)	On November 12, 2021, John Audibert was granted 10,000 shares of restricted stock. The restricted stock is subject to vesting over a three-year period with one-third (1/3) of the stock vesting on each of the first, second and third anniversaries of the date of grant.

(8)	On December 2, 2021, JCA, Mr. Audibert’s wholly-owned company, was granted an option to purchase 65,000 shares of common stock. The option vests subject to performance-based conditions. On March 11, 2022, the Compensation Committee of the board of directors determined that the performance-based conditions for the vesting of the option as to a total of 20,000 shares of common stock had been met, resulting in vesting of the option as to 20,000 shares. As of December 31, 2022, the performance-based conditions for the award of the stock option for the remaining 45,000 shares had not been met.

(9)	On December 2, 2021, JCA, Mr. Audibert’s wholly-owned company, was granted 20,000 shares of restricted stock. The restricted stock fully vested on March 2, 2022. On December 2, 2021, JCA also became entitled to 40,000 shares of common stock subject to service-based conditions. The service-based conditions for the stock were met as to 20,000 shares on May 2, 2022 and as to 20,000 shares on December 2, 2022. Due to an administrative oversight, we did not grant the 20,000 shares required to be granted to the Consultant on each of the six-month and twelve-month anniversaries of the agreement date as provided under the consulting agreement. The Consultant has agreed to receive these grants in 2023. These shares are considered vested for purposes of this table.

(10)	On December 2, 2021, JCA, Mr. Audibert’s wholly-owned company, became entitled to 60,000 shares of common stock subject to performance-based conditions. On March 11, 2022, the Compensation Committee of the board of directors determined that the performance-based conditions for the vesting of 20,000 of the shares of common stock had been met, resulting in vesting of the stock as to 20,000 shares. As of December 31, 2022, the performance-based conditions for the award of the remaining 40,000 restricted shares of common stock had not been met.

(11)	On March 11, 2022, Sheila Johnshoy was granted 5,000 shares of common stock and an option to purchase 5,000 shares of common stock subject to time-based restrictions on transfer which lapsed on September 11, 2022.

(12)	On March 11, 2022, Sheila Johnshoy became entitled to an award of options to purchase up to 35,000 shares of common stock subject to performance-based conditions, which had not been met as of December 31, 2022.

(13)	On March 11, 2022, Sheila Johnshoy became entitled to an award of up to 135,000 shares of common stock subject to performance-based conditions, which had not been met as of December 31, 2022.

(14)	On December 6, 2021, Stephen Paradiso was granted an option to purchase 62,500 shares of common stock subject to vesting over eight quarters at full calendar quarter end after the date of grant.

(15)	On December 6, 2021, Stephen Paradiso was granted 62,500 restricted shares of common stock subject to vesting over eight quarters at full calendar quarter end after the date of grant.

(16)	On December 6, 2021, Stephen Paradiso became entitled to options to purchase up to 22,500 shares of common stock subject to service-based conditions, which had not been met as of December 31, 2022.

(17)	On December 6, 2021, Stephen Paradiso became entitled to up to 22,500 shares of common stock subject to service-based conditions, which had not been met as of December 31, 2022.

(18)	On December 6, 2021, Stephen Paradiso became entitled to awards of up to 140,000 shares of common stock subject to performance-based conditions, which had not been met as of December 31, 2022.

(19)	On December 6, 2021, Stephen Paradiso became entitled to options to purchase up to 40,000 shares of common stock subject to performance-based conditions, which had not been met as of December 31, 2022.

(20)	On November 19, 2021, Jason Nolley was granted an option to purchase 60,000 shares of common stock subject to vesting over a three-year period with one-third (1/3) of the option vesting on each of the first, second and third anniversaries of the date of grant.

(21)	On November 19, 2021, Jason Nolley became entitled to awards of shares of common stock valued at $125,000 subject to performance-based conditions, which had not been met as of December 31, 2022.

Director Compensation

The directors of the Company were compensated as such during the fiscal year ended December 31, 2022, as follows:

					Non-Equity	Nonqualified
	Fees Earned				Incentive Plan	Deferred
	or paid	Stock	Option		Compensation	Compensation	All Other
Name	In Cash	Awards	Awards		Earnings	Earnings	Compensation	Total
Andrew Stranberg	$-	$-	$-		$-	$-	$-	$-

Andrew Shape	$-	$-	$-		$-	$-	$-	$-

Travis McCourt	$26,000	$-	$-	(1)	$-	$-	$-	$26,000

Alan Chippindale	$26,000	$-	$-	(1)	$-	$-	$-	$26,000

Alejandro Tani	$20,000	$-	$-	(1)	$-	$-	$-	$20,000

Ashley Marshall	$20,000	$-	$-	(1)	$-	$-	$-	$20,000

(1)	Each of Travis McCourt, Alan Chippindale, Alejandro Tani and Ashley Marshall had outstanding option awards consisting of a fully-vested option to purchase up to 5,000 shares of common stock as of December 31, 2022.

Under their independent director agreements, each director that has been determined to be independent will receive an annual cash fee and an initial award of restricted common stock and a stock option. We will pay the annual cash compensation fee to each non-employee director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending March 31, 2022. We granted the restricted stock and options to the non-employee directors on November 12, 2021. The cash fee paid to each non-employee director will be $20,000 as to Ms. Marshall, $26,000 as to Mr. McCourt, $26,000 as to Mr. Chippindale, and $20,000 as to Mr. Tani. Under their agreements, 2,892 shares of restricted common stock were awarded to each independent director. The restricted stock vested in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The option that was awarded to each non-employee director may be exercised to purchase 5,000 shares of common stock at the exercise price of $4.15 per share. The option vested and became exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the respective non-employee director continuing in service on our board through each such vesting date. The term of each stock option is ten years from the date of grant. We will also reimburse each non-employee director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the non-employee director’s duties for us. As also required under the independent director agreements, we have separately entered into a standard indemnification agreement with each of our independent directors, the term of which began on November 8, 2021.

The foregoing description of the independent director agreements and indemnification agreements is qualified in its entirety by reference to the full text of the forms of such documents which are filed as 10.13 and Exhibit 10.14 to this Annual Report, respectively, and which are incorporated herein by reference.

Indemnification Agreements and Directors and Officers Liability Insurance

We have entered into a standard indemnification agreement with each of our officers and directors, the term of which began on November 8, 2021. The full text of the form of indemnification agreement is filed with this Annual Report as Exhibit 10.14.

We have also obtained standard policies of insurance under which coverage is provided (a) to our directors and officers against loss rising from claims made by reason of breach of duty or other wrongful act, and (b) to us with respect to payments which we may make to such officers and directors pursuant to the indemnification agreements referred to above, our articles of incorporation and amended and restated bylaws , or otherwise as a matter of law.

Amended and Restated 2021 Equity Incentive Plan

On September 14, 2021, we established the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan, or the Equity Incentive Plan, or Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2022, 942,068 shares remained available for issuance under the Plan, including shares not otherwise reserved for outstanding stock options issued under the Plan.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan which is filed as Exhibit 10.15 to this Annual Report, and which is incorporated herein by reference.

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

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the common stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options.

Stock appreciation rights, or SARs, may be granted alone or in tandem with options, and have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs is normally the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by the Compensation Committee of the board of directors.

Restricted awards are awards of shares of common stock or rights to shares of common stock to participants at no cost. Restricted stock awards represent issued and outstanding shares of common stock which may be subject to vesting criteria under the terms of the award within the discretion of the Compensation Committee. Restricted stock units represent the right to receive shares of common stock which may be subject to satisfaction of vesting criteria under the terms of the award within the discretion of the Compensation Committee. Restricted stock and the rights under restricted stock units are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for performance compensation awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan: The purposes of the Plan are (a) to enable the Company and any affiliate company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

Administration of the Plan: The Plan is administered by the Compensation Committee. Among other things, the Compensation Committee has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The Compensation Committee has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan are employees (including officers or directors who are also treated as employees); consultants, i.e., persons engaged to provide consulting or advisory services to the Company; and directors.

Shares Available Under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the Plan is 3,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan which is canceled, forfeited or expires again become available for grants under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the Compensation Committee has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the Compensation Committee may determine.

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

Exercise of Options. An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the Compensation Committee at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the Compensation Committee, by actual or constructive delivery of shares of common stock based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the Compensation Committee at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with the Company or an affiliate company terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the Compensation Committee and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the U.S. Internal Revenue Code of 1986, as amended, or the Code, for more favorable tax treatment than applies to non-qualified stock options. Only employees may be granted incentive stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

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

Restricted Stock Awards. A restricted stock award is a grant of shares of common stock. These awards may be subject to such vesting conditions, restrictions and contingencies as the Compensation Committee shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The Compensation Committee may remove any vesting or other restrictions from restricted stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of restricted stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. A restricted stock unit is a right to receive stock on a future date, at which time the restricted stock unit will be settled and the stock to which it granted rights will be issued to the restricted stock unit holder.  These awards may be subject to such vesting conditions, restrictions and contingencies as the Compensation Committee shall determine at the date of grant. Restricted stock units are forfeitable and generally non-transferable until they vest. The Compensation Committee may remove any vesting or other restrictions from a restricted stock unit whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. A restricted stock unit holder has no rights as a stockholder. The Compensation Committee may exercise discretion to credit a restricted stock unit with cash and stock dividends, with or without interest, and distribute such credited amounts upon settlement of a restricted stock unit, and if the restricted stock unit is forfeited, such dividend equivalents will also be forfeited.

Performance Share Awards and Performance Compensation Awards:    The Compensation Committee may grant performance share awards and performance compensation awards. A performance share means the grant of a right to receive a number of actual shares of common stock or share units based upon the performance of the Company during a performance period, as determined by the Compensation Committee. The Compensation Committee may determine the number of shares subject to the performance share award, the performance period, the conditions to be satisfied to warn an award, and the other terms, conditions and restrictions of the award. No payout of a performance share award will be made except upon written certification by the Compensation Committee that the minimum threshold performance goal(s) have been achieved.

The Compensation Committee may also designate any of the other awards described above as a performance compensation award (other than stock options and SARs granted with an exercise price equal to or greater than the fair market value per share of common stock on the grant date). In addition, the Compensation Committee shall have the authority to make an award of a cash bonus to any participant and designate such award as a performance compensation award. The participant must be employed by the Company on the last day of the performance period to be eligible for payment in respect of a performance compensation award unless otherwise provided in the applicable award agreement. A performance compensation award will be paid only to the extent that the Compensation Committee certifies in writing whether and the extent to which the applicable performance goals for the performance period have been achieved and the applicable performance formula determines that the performance compensation award has been earned. A performance formula means, for a performance period, the one or more objective formulas applied against the relevant performance goal to determine, with regard to the performance compensation award of a particular participant, whether all, some portion but less than all, or none of the performance compensation award has been earned for the performance period. The Compensation Committee will not have the discretion to grant or provide payment in respect of a performance compensation award for a performance period if the performance goals for such performance period have not been attained.

The Compensation Committee will establish performance goals for each performance compensation award based upon the performance criteria that it has selected. The performance criteria shall be based on the attainment of specific levels of performance of the Company and may include the following: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, growth measures and total stockholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) completion of acquisitions or business expansion; (w) achieving research and development goals and milestones; (x) achieving product commercialization goals; and (y) other criteria as may be set by the Compensation Committee from time to time.

The Compensation Committee will also determine the performance period for the achievement of the performance goals under a performance compensation award. At any time during the first 90 days of a performance period (or such longer or shorter time period as the Compensation Committee shall determine) or at any time thereafter, in its sole and absolute discretion, to adjust or modify the calculation of a performance goal for such performance period in order to prevent the dilution or enlargement of the rights of participants based on the following events: (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax laws, accounting principles, or other laws or regulatory rules affecting reported results; (d) any reorganization and restructuring programs; (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 (or any successor or pronouncement thereto) and/or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any other specific unusual or nonrecurring events, or objectively determinable category thereof; (h) foreign exchange gains and losses; and (i) a change in the Company’s fiscal year.

Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the Compensation Committee may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the Compensation Committee deems appropriate.

In determining the actual size of an individual performance compensation award, the Compensation Committee may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The Compensation Committee shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the Compensation Committee. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the Compensation Committee to the number of shares covered by outstanding awards or to the exercise price of such awards. The Compensation Committee generally has the power to accelerate the exercise or vesting period of an award. The Compensation Committee is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the award in cash or stock. Except as otherwise determined by the Compensation Committee at the date of grant, awards will generally not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, to the extent provided by the terms of an award agreement and subject to the discretion of the Compensation Committee, a participant may satisfy any employee withholding tax requirements relating to the exercise or acquisition of common stock under an award by tendering a cash payment authorizing the Company to withhold shares of common stock otherwise issuable to the participant as a result of the exercise or acquisition of common stock under the award (in addition to the Company’s right to withhold from any compensation paid to the participant by the Company). Our board has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment to the Plan will be made, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable securities exchange, or such alteration or amendment would change the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment to an outstanding award made under the Plan that would adversely affect the award may be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2023 by (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is c/o Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171, Attn: Chief Financial Officer.

Name and Address of Beneficial Owner	Position of Beneficial Owner	Title of Class	Amount and Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Andrew Stranberg(3)	Chairman, Secretary, Treasurer and Director	Common Stock	5,284,667	28.6%
Andrew Shape(4)	President, Chief Executive Officer and Director	Common Stock	3,531,683	19.2%
Randolph Birney(5)	Executive Vice President	Common Stock	826,984	4.5%
David Browner(6)	Chief Financial Officer	Common Stock	26,833	0.1%
John Audibert(7)	Vice President of Strategy and Growth Initiatives	Common Stock	137,667	0.8%
Sheila Johnshoy(8)	Chief Operating Officer	Common Stock	10,000	0.1%
Stephen Paradiso(9)	Chief of Staff	Common Stock	101,563	0.6%
Jason Nolley(10)	Chief Technology Officer	Common Stock	24,000	0.0%
Alan Chippindale(11)	Director	Common Stock	7,892	*
Travis McCourt(11)	Director	Common Stock	7,892	*
Alejandro Tani(11)	Director	Common Stock	7,892	*
Ashley Marshall(11)	Director	Common Stock	7,892	*
All executive officers and directors (12 persons)(12)		Common Stock	9,974,964	53.1%
Christopher Rollins	Former Chief Financial Officer	Common Stock	5,533	0.1%

*	This director held less than 1% of the outstanding shares of common stock as of March 27, 2023.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of March 27, 2023, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 18,316,253 shares of common stock issued and outstanding as of March 27, 2023. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Andrew Stranberg was granted an option to purchase 400,000 shares of common stock on November 12, 2021. The option has an exercise price of $4.15 per share and a term of ten years. The option is subject to vesting over a four (4) year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vesting monthly over the following three (3) years after the first anniversary of the date of grant at a rate of 1/36 per month. The option may be exercised to purchase 141,667 shares within 60 days of March 27, 2023.

(4)	On May 24, 2021, Andrew Stranberg transferred 3,400,000 shares of common stock to Andrew Shape pursuant to a stock purchase agreement at a price per share equal to $0.1985 per share, which was the calculated price of a share of common stock of the Company as of December 31, 2020 determined through a valuation of the shares of common stock of the Company dated April 27, 2021. Mr. Shape paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a secured promissory note effective as of May 24, 2021. The promissory note provides for 2% simple annual interest, and principal and accrued interest must be repaid by the note’s third anniversary, May 24, 2024. The note grants a security interest to Mr. Stranberg in the transferred shares as to the repayment obligations under the note. The shares are subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement, or May 24, 2023; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period. The shares are subject to a market standoff provision restricting transfers and other dispositions of the shares as reasonably requested by the Company and its underwriter until the date that is two years after its initial public offering, which occurred on November 8, 2021. The shares were formerly subject to a repurchase right which lapsed upon the occurrence of the Company’s initial public offering on November 8, 2021. Subject to the above remaining restrictions, Mr. Shape may sell the shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of the stock purchase agreement and promissory note described above is qualified in its entirety by reference to the full text of such documents which are filed as Exhibit 10.9 and Exhibit 10.11 to this Annual Report, respectively, and which are incorporated herein by reference.

On November 12, 2021, Mr. Shape was granted an option to purchase 323,810 shares of common stock. The option has an exercise price of $4.15 per share and a term of ten years. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option 75% vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The option may be exercised to purchase 114,683 shares within 60 days of March 27, 2023.

(5)	On May 24, 2021, Andrew Stranberg transferred 800,000 shares of common stock to Randolph Birney pursuant to a stock purchase agreement at a price per share that is equal to $0.1985 per share, which was the calculated price of a share of common stock of the Company as of December 31, 2020 determined through a valuation of the shares of common stock of the Company dated April 27, 2021. Mr. Birney paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a secured promissory note. The promissory note provides for 2% simple annual interest, and principal and accrued interest must be repaid by the note’s third anniversary, May 24, 2024. The shares are subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement, or May 24, 2023; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period. The shares are subject to a market standoff provision restricting transfers and other dispositions of the shares as reasonably requested by the Company and its underwriter until the date that is two years after its initial public offering, which occurred on November 8, 2021. The shares were formerly subject to a repurchase right which lapsed upon the occurrence of the Company’s initial public offering on November 8, 2021. Subject to the above remaining restrictions, Mr. Birney may sell the shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of the stock purchase agreement and promissory note described above is qualified in its entirety by reference to the full text of such documents which are filed as Exhibit 10.10 and Exhibit 10.12 to this Annual Report, respectively, and which are incorporated herein by reference.

On November 12, 2021, Mr. Birney was granted an option to purchase 76,190 shares of common stock. The option has an exercise price of $4.15 per share and a term of ten years. The option is subject to vesting over a four (4) year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vesting monthly over the following three (3) years after the first anniversary of the date of grant at a rate of 1/36 per month. The option may be exercised to purchase 26,984 shares within 60 days of March 27, 2023.

(6)	Consists of 7,500 restricted shares of common stock and an option which may be exercised to purchase 19,333 shares of common stock within 60 days of March 27, 2023.

(7)	Consists of 20,000 shares of common stock held directly by John Audibert, 40,000 shares of common stock held by JCA, over which Mr. Audibert has voting and investment control, an option which may be exercised to purchase 20,000 shares of common stock held by JCA, and an option which may be exercised to purchase 17,667 shares of common stock within 60 days of March 27, 2023 held directly by Mr. Audibert. On December 2, 2021, JCA became entitled to awards of up to 60,000 additional shares of common stock subject to performance-based conditions and an additional 40,000 shares of common stock subject to service-based conditions. On March 11, 2022, the Compensation Committee of the board of directors determined that the performance-based conditions for the award of 20,000 shares of common stock had been met, resulting in the award of 20,000 shares of common stock to the Consultant. Due to an administrative oversight, we did not grant the 40,000 shares required to be granted to the Consultant upon satisfaction of the service-based conditions as provided under the consulting agreement. The Consultant agreed to receive these grants within 60 days after March 27, 2023, and are therefore considered beneficially owned for purposes of this table.

(8)	Consists of 5,000 restricted shares of common stock and an option which may be exercised to purchase 5,000 shares of common stock.

(9)	Consists of 62,500 restricted shares of common stock and an option which may be exercised to purchase 39,063 shares of common stock within 60 days of March 27, 2023.

(10)	Consists of 4,000 shares of common stock and an option which may be exercised to purchase 20,000 shares of common stock within 60 days of March 27, 2023.

(11)	Consists of 2,892 shares of common stock and an option to purchase 5,000 shares of common stock.

(12)	This amount does not include any amount of shares of common stock beneficially owned by Christopher Rollins, the former Chief Financial Officer of the Company, who is included in this table as a named executive officer only.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,172,587	(2)	$4.09	714,228	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	2,172,587		$4.09	714,228

(1)	On September 14, 2021, we established the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan, or the Equity Incentive Plan, or Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – Amended and Restated 2021 Equity Incentive Plan”.

(2)	Includes both vested and unvested options to purchase common stock and unvested stock grants under the Plan.

(3)	Represents shares available for award grant purposes under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loans with Executive Chairman as Borrower, Lender or Guarantor

During 2021, the Company made loans to Mr. Stranberg, our Executive Chairman and largest stockholder. The amounts due from Mr. Stranberg were unsecured and non-interest bearing and there was no formal repayment plan under the notes. The largest aggregate amount of principal outstanding under these notes was $148,600. The total principal paid under these notes during 2021 was $148,600. The amounts outstanding for such loans from the Company to Mr. Stranberg were repaid as of July 20, 2021.

In September 2021, Mr. Stranberg loaned us $500,000 on an unsecured basis, accruing interest at 5% compounding monthly with no formal repayment plan. The largest aggregate amount of principal outstanding was $500,000. The total principal of $500,000 and total interest of $4,740 was paid to Mr. Stranberg on November 22, 2021.

Other than as described above, no loans by Mr. Stranberg to the Company or by the Company to Mr. Stranberg have occurred since January 1, 2021.

From July 2018 to November 2021, the Company had a secured line of credit with Bank of America allowing borrowings of as much as $3,500,000. The line bore interest at the LIBOR Daily Floating Rate plus 2.75%. The line was reviewed annually and was due on demand. This line of credit was secured by substantially all assets of the Company. Mr. Stranberg was a guarantor on the line of credit and the approximate dollar value of the amount of Mr. Stranberg’s interest in borrowings under the loan was the same as the amount of such borrowings including interest. The largest aggregate amount of principal outstanding under the line of credit was $3,500,000. The total principal and interest paid under the line of credit during 2021 was $5,600,000 and $77,082, respectively. We fully repaid and terminated this line of credit on November 22, 2021.

Transactions with Non-Employee Directors

Transaction with Alejandro Tani

Alejandro Tani, a member of our board of directors, the chairman of our Nominating and Corporate Governance Committee, and a member of our Compensation Committee and Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of IG. Under a Branded Packaging Agreement between IG and the Company, dated as of March 6, 2023 (the “IG Packaging Agreement”), IG granted the Company a limited, non-exclusive, revocable license to use IG’s logos, trade names and trademarks on apparel and promotional products as branded products for sale to IG and IG-authorized persons. The branded products must meet IG’s quality standards. IG will pay the Company within 90 days after the date of an invoice under the agreement, subject to the Company’s credit policies and procedures and discretionary right to modify payment or credit. Each statement of work under the IG Packaging Agreement must have a personal guaranty stating that IG’s principal will pay any invoices related to that statement of work regardless of financial stability of IG. All products and services provided to IG and any services that IG may provide to the Company in exchange for such products and services under the IG Packaging Agreement will be based on a commercial relationship and any such services will include only non-advisory services. The IG Packaging Agreement does not contemplate any accounting, consulting, legal, investment banking or financial advisory services. The IG Packaging Agreement will terminate upon 90 days’ written notice to the other party.

Under Statement of Work No. 1 under the IG Packaging Agreement, effective as of March 6, 2023 (the “IG SOW”), the Company will provide IG with branded packaging products from various China factories, finance the cost to manufacture that packaging, and import/transport those goods into one location in the United States where IG will then co-pack, sell, and distribute the final product itself. The Company will only deliver the packaging to IG and will not touch or be involved in the co-packing, distribution, or anything related to the portion of the final product, which will include cannabis. The Company will invoice IG upon delivery of each shipment. In connection with the foregoing, the Company will purchase products from various factories, pay them directly, and subsequently charge IG the prices following an outline set forth in the IG SOW. The IG SOW will not require the Company to, and the Company will not, make any payments to IG in connection with this SOW, including any extensions of credit involving any payments to IG. The total amount to be charged to IG under the IG SOW will be $1,159,331, related shipping costs with a 15% markup, and duties, taxes, or tariffs will be charged at cost. The Company will not be a participant in any transaction involving the packaging, sale or distribution of the final product.

In connection with the IG SOW, Mr. Tani executed a Guaranty, dated as of March 6, 2023, in favor of and for the benefit of the Company (the “Tani Guaranty”). Under the Tani Guaranty, Mr. Tani guaranteed the payment of all obligations of IG under the IG Packaging Agreement and IG SOW. The Tani Guaranty contains other standard provisions for a personal guaranty, including standard waivers of defenses to payment obligations, reinstatement in the event that any payment must be returned to IG, non-exercise of subrogation rights against IG or any other guarantor until all payments required under the IG SOW have been made, subordination of any debts against IG to the obligations of IG to the Company under the SOW, and payment of any reasonable expenses of the Company, including attorneys’ fees and legal expenses, which the Company may incur in enforcing its rights under the IG SOW or the Tani Guaranty.

The approximate dollar value of Mr. Tani’s interest in the transaction described above is $1,159,331, related shipping costs with a 15% markup, and duties, taxes, or tariffs at cost as guarantor of IG’s payment obligations and a potential debtor to the Company pursuant to the Tani Guaranty.

Transactions with Alan Chippindale

We and Alan Chippindale, one of our non-employee directors, are parties to a Buyer’s Agreement, dated June 25, 2020, or the Buyer’s Agreement. Under the Buyer’s Agreement, Mr. Chippindale agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with our acquisition of the Wildman Imprint assets. We agreed to pay Mr. Chippindale a fee of $20,000 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition We paid Mr. Chippindale $9,954 as the first annual fee in November 2021 and $12,836 in December 2022 under the Buyer’s Agreement. Separately from the Buyer’s Agreement, in September 2022, we paid Mr. Chippindale a one-time fee of $15,000 for providing certain merger and acquisition consulting services in connection with our acquisition of Trend Brand Solutions. In addition, we paid Mr. Chippindale a total of $13,750 in 2022 related to other recruitment consulting services. The fees paid or that we have agreed to pay to Mr. Chippindale for consulting services to date have totaled less than $120,000. Our board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of our Compensation Committee and a member of our Nominating and Corporate Governance Committee. Due to Mr. Chippindale’s compensation under the agreement, the board has determined that he is currently not eligible to be a member of our Audit Committee. The foregoing description of the Buyer’s Agreement is qualified in its entirety by reference to the full text of such document which is filed as Exhibit 10.2 to this Annual Report, and which is incorporated herein by reference.

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors consists of six directors, four of whom have been determined by our board of directors to be “independent directors” within the meaning of Nasdaq Listing Rule 5605(a)(2). For a discussion of certain consideration relating to transactions with Alan Chippindale, see the section entitled Item 13 “Certain Relationships and Related Party Transactions, and Director Independence – Transactions with Related Persons – Transactions with Non-Employee Director”.

Under their independent director agreements, each director that has been determined to be independent will receive an annual cash fee and an initial award of restricted common stock and a stock option. We will pay the annual cash compensation fee to each non-employee director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending March 31, 2022. We granted the restricted stock and options to the non-employee directors on November 12, 2021. The cash fee paid to each non-employee director will be $20,000 as to Ms. Marshall, $26,000 as to Mr. McCourt, $26,000 as to Mr. Chippindale, and $20,000 as to Mr. Tani. Under their agreements, 2,892 shares of restricted common stock were awarded to each independent director. The restricted stock vested in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The option that was awarded to each non-employee director may be exercised to purchase 5,000 shares of common stock at the exercise price of $4.15 per share. The option vested and became exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the respective non-employee director continuing in service on our board through each such vesting date. The term of each stock option is ten years from the date of grant. We will also reimburse each non-employee director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the non-employee director’s duties for us. As also required under the independent director agreements, we have separately entered into a standard indemnification agreement with each of our independent directors, the term of which began on November 8, 2021.

The foregoing description of the independent director agreements and indemnification agreements is qualified in its entirety by reference to the forms of the full text of such documents which are filed as 10.13 and Exhibit 10.14 to this Annual Report, respectively, and which are incorporated herein by reference.

Committees of the Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each with its own charter approved by the board. Each committee’s charter is also available on our website at https://www.stran.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by the board.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by the Company’s principal accountant for the indicated services for each of the last two fiscal years were as follows:

	Year Ended December 31,
	2022	2021
Audit Fees	$150,900	$194,400
Audit-Related Fees		—
Tax Fees	—	—
All Other Fees	—	—
Total	$150,900	$194,400

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Report on Form 10-K and review of the financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2022 and 2021 by the Company’s independent registered public accounting firm, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by BF Borgers CPA PC were consistent with the maintenance of the external auditors’ independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee did not approve, any of the services described under “—Tax Fees”, “—Audit-Related Fees”, or “—All Other Fees” above for either of the last two fiscal years.

The Audit Committee must pre-approve all services provided and fees earned by the Company’s independent registered public accounting firm. The Audit Committee annually considers the provision of audit services and, if appropriate, pre-approves certain defined audit fees, audit-related fees and tax-compliance fees, and may impose specific dollar value limits for each category of service. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved (e.g., internal control and certain tax compliance engagements) or that exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

The percentage of hours expended on the Company’s principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 26, 2022)
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of January 31, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 1, 2022)
2.3	Asset Purchase Agreement, dated as of July 13, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 19, 2022)
2.4	Amendment No. 1 to Asset Purchase Agreement, dated as of August 31, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 7, 2022)
2.5	Asset Purchase Agreement, dated as of January 25, 2023, by and among Stran & Company, Inc., T R Miller Co., Inc. and Thomas R. Miller (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2023)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
4.1	Description of Securities of Stran & Company, Inc.
10.1	Asset Purchase Agreement between Wildman Business Group, LLC and Stran & Company, Inc., dated as of August 24, 2020 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on October 7, 2021)
10.2	Buyer’s Agreement between Engage & Excel Enterprises Inc. and Stran & Company, Inc., dated as of June 25, 2020 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on October 7, 2021)
10.3	Lease Agreement between Campanelli-Trigate Heritage Quincy, LLC and Stran & Company, Inc., dated as of December 26, 2014 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on October 7, 2021)
10.4	First Amendment to Lease Agreement among GCP H2 LLC, GCP H2 A LLC, GCP H2 B LLC, GCP H2 C LLC and Stran & Company, Inc., dated as of May 31, 2019 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on October 7, 2021)

10.5†	Employment Agreement between Stran & Company, Inc. and Andrew Shape, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on October 7, 2021)
10.6†	Employment Agreement between Stran & Company, Inc. and Andrew Stranberg, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on October 7, 2021)
10.7†	Employment Agreement between Stran & Company, Inc. and Randolph Birney, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on October 7, 2021)
10.8†	Employment Agreement between Stran & Company, Inc. and Christopher Rollins, dated as of September 7, 2021 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on October 7, 2021)
10.9	Purchase Money Promissory Note between Andrew Shape and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on October 7, 2021)
10.10	Purchase Money Promissory Note between Randolph Birney and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on October 7, 2021)
10.11	Stock Purchase Agreement between Andrew Shape and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 filed on October 7, 2021)
10.12	Stock Purchase Agreement between Randolph Birney and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 filed on October 7, 2021)
10.13†	Form of Independent Director Agreement between Stran & Company, Inc. and each non-employee director (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on October 7, 2021)
10.14	Form of Indemnification Agreement between Stran & Company, Inc. and each officer or director (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 filed on October 7, 2021)
10.15†	Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on October 7, 2021)
10.16†	Form of Stock Option Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on October 7, 2021)
10.17†	Form of Restricted Stock Award Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1 filed on October 7, 2021)
10.18	Warrant Agency Agreement, dated November 8, 2021, between Stran & Company, Inc. and Vstock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2021)
10.19	Revolving Demand Line of Credit Loan Agreement, dated November 22, 2021, by and between Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2021)
10.20	Revolving Demand Line of Credit Note, dated November 22, 2021, by Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2021)
10.21	Security Agreement, dated November 22, 2021, by and between Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 26, 2021)
10.22	Warehouseman’s Waiver, dated November 4, 2021 and executed November 22, 2021, by and among Harte Hanks Response Management/ Boston, Inc., Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 26, 2021)
10.23	Underwriting Agreement, dated November 8, 2021, by and between Stran & Company, Inc. and EF Hutton, division of Benchmark Investments, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 12, 2021)

10.24	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.25	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and David W. Boral (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.26	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Joseph T. Rallo (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.27	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and U.S. Tiger Securities, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.28†	Consulting Agreement between Stran & Company, Inc., Josselin Capital Advisors, Inc. and John Audibert, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.29	Form of Securities Purchase Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2021)
10.30	Placement Agency Agreement dated December 8, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2021)
10.31	Form of Registration Rights Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 13, 2021)
10.32	Form of Private Placement Common Stock Purchase Warrant, dated December 10, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 13, 2021)
10.33	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 13, 2021)
10.34†	Employment Offer Letter, dated March 11, 2022, by and between Stran & Company, Inc. and Sheila Johnshoy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2022)
10.35†	Employment Offer Letter, dated December 6, 2021, by and between Stran & Company, Inc. and Stephen Paradiso (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 28, 2022)
10.36†	Employment Offer Letter, dated November 19, 2021, by and between Stran & Company, Inc. and Jason Nolley (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 28, 2022)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on October 7, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Stran & Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stran & Company, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 29, 2023

STRAN & COMPANY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$15,253,756	$32,226,668
Short-Term Investments	9,779,355	-
Accounts Receivable, Net	14,442,626	8,982,768
Deferred Income Taxes	841,000	113,000
Inventory	6,867,564	5,230,792
Prepaid Corporate Taxes	87,459	87,459
Prepaid Expenses	386,884	623,402
Deposits	910,486	299,411
	48,569,130	47,563,500

PROPERTY AND EQUIPMENT, NET:	1,000,090	615,837

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	6,272,205	1,929,294
Right of Use Asset - Office Leases	784,683	1,094,778
	7,056,888	3,024,072
	$56,626,108	$51,203,409

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$1,809,874	$665,855
Current Portion of Lease Liability	324,594	310,095
Accounts Payable and Accrued Expenses	4,051,657	4,983,496
Accrued Payroll and Related	608,589	836,915
Unearned Revenue	633,148	721,608
Rewards Program Liability	6,000,000	43,878
Sales Tax Payable	365,303	106,824
Note Payable - Wildman	162,358	162,358
	13,955,523	7,831,029

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liabilities	2,845,944	976,078
Long-Term Lease Liability	460,089	784,683
	3,306,033	1,760,761
STOCKHOLDER’S EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 18,475,521 and 19,753,852 Shares Issued and Outstanding as of December 31, 2022 and December 31, 2021, respectively	1,848	1,976
Additional Paid-In Capital	38,279,151	39,747,649
Retained Earnings	1,083,553	1,861,994
	39,364,552	41,611,619
	$56,626,108	$51,203,409

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

SALES	$58,953,467	$39,702,714

COST OF SALES:
Purchases	37,391,939	23,972,797
Freight	4,991,854	3,893,847
	42,383,793	27,866,644

GROSS PROFIT	16,569,674	11,836,070

OPERATING EXPENSES:
General and Administrative Expenses	18,075,369	12,273,949
	18,075,369	12,273,949

EARNINGS (LOSS) FROM OPERATIONS	(1,505,695)	(437,879)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)	112,507	702,280
Interest Income (Expense)	94,680	(136,661)
Unrealized Gain (Loss) on Short-Term Investments	(179,120)	-
	28,067	565,619

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,477,628)	127,740

PROVISION FOR INCOME TAXES	(699,187)	(107,500)

NET EARNINGS (LOSS)	(778,441)	235,240

NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	19,202,619	10,928,043
Diluted	19,202,619	21,023,688

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2021	10,000,000	$1,000	$-	$1,626,754	$1,627,754
IPO Stock Issuance, Net of Expenses	4,987,951	499	17,944,652	-	17,945,151
IPO Warrants Exercised	387,867	39	1,871,179	-	1,871,218
PIPE Stock Issuance, Net	4,371,926	437	19,778,614	-	19,779,051
Stock-Based Compensation	6,108	1	153,204	-	153,205
Net Earnings	-	-	-	235,240	235,240
Balance, December 31, 2021	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619

Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	120,660	12	224,988	-	225,000
Stock-Based Compensation	107,077	11	331,406	-	331,417
Stock Repurchase Program	(1,777,657)	(178)	(3,332,227)	-	(3,332,405)
Net Earnings	-	-	-	(778,441)	(778,441)
Balance, December 31, 2022	18,475,521	$1,848	$38,279,151	$1,083,553	$39,364,552

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)	$(778,441)	$235,240
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Deferred Income Taxes (Credit)	(728,000)	(113,000)
Depreciation and Amortization	725,398	446,713
Gain on Extinguishment of Debt	-	(770,062)
Intangible Asset Impairment	155,947	63,204
Reduction in Contingent Earn-Out Liability	230,328	(69,585)
Stock-Based Compensation	331,417	153,205
Unrealized Loss on Short-Term Investments	179,120	-
Changes in operating assets and liabilities:
Accounts Receivable	(5,459,858)	(3,303,188)
Inventory	(1,636,772)	(2,731,743)
Prepaid Taxes	-	(87,459)
Prepaid Expenses	(87,473)	(500,886)
Deposits	(287,084)	25,516
Accounts Payable and Accrued Expenses	(931,839)	1,715,563
Accrued Payroll and Related	(228,326)	(185,056)
Corporate Income Taxes Payable	-	(231,980)
Unearned Revenue	(113,019)	157,381
Rewards Program Liability	5,956,122	(129,392)
Sales Tax Payable	258,479	33,814
	(2,414,001)	(5,291,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Intangible Assets - Customer Lists	(1,054,776)	-
Additions to Property and Equipment	(626,345)	(388,948)
Purchase of Short-Term Investments	(9,965,823)	-
	(11,646,944)	(388,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Borrowings:
Note Payable - Line of Credit	-	5,725,000
Debt Reduction:
Note Payable - Line of Credit	-	(7,375,000)
Long-Term Debt	-	(149,900)
Contingent Earn-Out Liabilities	(668,731)	(542,172)
Change in Due To/From Stockholder	-	6,748
Proceeds from IPO Stock Issuance, Net	-	17,945,151
Proceeds from PIPE Stock Issuance, Net	-	19,779,051
Net Working Deficit Received in Asset Acquisition	(218,193)	-
Repurchase of Stock - Common	(3,332,405)	-
Proceeds from Warrants Exercised	1,307,362	1,871,218
	(2,911,967)	37,260,096

NET INCREASE (DECREASE) IN CASH	(16,972,912)	31,579,433

CASH - BEGINNING	32,226,668	647,235
CASH - ENDING	$15,253,756	$32,226,668

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2022	2021
Cash Paid During The Period For:
Interest	$-	$136,661
Income Taxes	$85,163	$360,906

Schedule of Noncash Investing and Financing Transactions:
Cost of Property and Equipment	$640,789	$-
Equipment Acquired in Asset Acquisition	(14,444)	-
Cash Used for Purchase of Property and Equipment	$626,345	$-

Non-Cash G.A.P. Promotions LLC Asset Acquisition	$1,735,000	$-
Non-Cash Trend Inc. Asset Acquisition	1,470,344	-
Non-Cash Premier Asset Acquisition	932,600	-
	$4,137,944	$-

The accompanying notes are an integral part of these financial statements.

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Organization - Stran & Company, Inc., (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts and commenced operations on November 17, 1995. The Company re-incorporated under the laws of the State of Nevada on May 24, 2021.

2.	Operations - The Company is an outsourced marketing solutions provider that sells branded products to customers. The Company purchases products and branding through various third-party manufacturers and decorators and resells the finished goods to customers.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 820.

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

7.	Short-Term Investments - Our investments consist of U.S. treasury bills, corporate bonds, money market funds. We classify our investments as available-for-sale and record these investments at fair value. Investments with an original maturity of greater than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheet. We do not invest in any securities with contractual maturities greater than 24 months.

8.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

9.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

10.	Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

11.	Intangible Asset - Customer List - The Company accounts for intangible assets under the provision of ASC 350-20 “Accounting for Goodwill and Other Intangible Assets.” The provision establishes standards for valuation and amortization of unidentifiable assets.

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

All performance obligations are satisfied at a point in time.

14.	Freight - The Company includes freight charges as a component of cost of goods sold.

15.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of December 31, 2022 and 2021, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

16.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

17.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

18.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

19.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

20.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

21.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

22.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

B.	SHORT-TERM INVESTMENTS:

On December 31, 2022, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Loss	Fair Value
Money Market Fund	$487,324	$-	$487,324
Corporate Bonds	4,540,067	136,273	4,403,794
US Treasury Bills	4,931,084	42,847	4,888,237
	$9,958,475	$179,120	$9,779,355

C.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at December 31, 2022 and December 31, 2021, there was an allowance for doubtful accounts of $264,160 and $302,929, respectively.

D.	INVENTORY:

Inventory consists of the following as of December 31,:

	2022	2021
Finished Goods (branded products)	$6,557,040	$4,124,738
Goods in Process (un-branded products)	310,524	1,106,054
	$6,867,564	$5,230,792

E.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of December 31,:

	2022	2021
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	501,395	410,030
Software	1,525,376	975,952
Transportation Equipment	62,424	62,424
	2,094,859	1,454,070
Accumulated Depreciation	(1,094,769)	(838,233)
	$1,000,090	$615,837

F.	INTANGIBLE ASSET - Customer List:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note I and Note M. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At December 31, 2022 and 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $299,912 and $69,583, respectively.

Amortization expense related to intangible asset - customer list was $211,584 and $254,812 for the years ended December 31, 2022 and 2021.

Estimated future amortization expense for the years:

2023	$195,378
2024	195,378
2025	195,378
2026	195,378
2027	195,378
$976,889

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note I and Note M. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At December 31, 2022 and 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $208,571 and zero for the years ended December 31, 2022 and 2021, respectively.

Estimated future amortization expense for the years:

2023	$227,529
2024	227,529
2025	227,529
2026	227,529
2027	227,529
$1,137,645

Trend Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note I and Note M. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,659,831. The intangible asset - customer list is amortized over 10 years. At December 31, 2022 and 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $55,328 and zero for the years ended December 31, 2022 and 2021, respectively.

Estimated future amortization expense for the years:

2023	$165,983
2024	165,983
2025	165,983
2026	165,983
2027	165,983
$829,916

Premier Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note I and Note M. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,032,600. The intangible asset - customer list is amortized over 10 years. At December 31, 2022 and 2021, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was zero for the years ended December 31, 2022 and 2021.

Estimated future amortization expense for the years:

2023	$113,260
2024	113,260
2025	113,260
2026	113,260
2027	113,260
$566,300

G.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Cost of Sales - Purchases	$3,571,942	$2,109,427
Other Payables and Accrued Expenses	479,715	2,874,069
	$4,051,657	$4,983,496

H.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at December 31, 2022 and 2021, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At December 31, 2022 and 2021, the interest rate was 8.00% and 4.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

I.	contingent earn-out liability:

Wildman Acquisition

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for years 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly. At December 31, 2022 and 2021, the current portion of the earn-out liability amounted to $742,874 and $665,855, respectively. At December 31, 2022 and December 31, 2021, the long-term portion of the earn-out liability amounted to zero and $976,078, respectively.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to seventy percent (70%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to a fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the first anniversary date of the purchase. At December 31, 2022 and 2021, the current portion of the earn-out liability amounted to $649,000 and zero, respectively. At December 31, 2022 and 2021, the long-term portion of the earn-out liability amounted to $986,000 and zero, respectively.

Trend Acquisition

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty percent (40%) of the gross profit over $800,000 earned from the sale of product to the customer list for years 1 through 4 in addition to a fixed payments of $37,500 for years 1 and 2 and $25,000 for years 3 and 4, respectively. Payments are due on the first anniversary date of the purchase. At December 31, 2022 and 2021, the current portion of the earn-out liability amounted to $155,000 and zero, respectively. At December 31, 2022 and 2021, the long-term portion of the earn-out liability amounted to $1,214,844 and zero, respectively.

Premier Acquisition

In connection with the asset acquisition, as discussed in Note M, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $350,000 earned from the sale of product to the customer list for years 1 through 3 in addition to a fixed payments of $60,000 for year 1, $40,000 for year 2, and $30,000 for year 3. Payments are due on the first anniversary date of the purchase. At December 31, 2022 and 2021, the current portion of the earn-out liability amounted to $262,500 and zero, respectively. At December 31, 2022 and 2021, the long-term portion of the earn-out liability amounted to $645,100 and zero, respectively.

J.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At December 31, 2022 and 2021, the Company had unearned revenue totaling $633,148 and $721,608, respectively.

	2022	2021
Balance at January 1,	$721,608	$564,227
Revenue Recognized	(58,953,467)	(39,702,714)
Amounts Collected or Invoiced	58,865,007	39,860,095
Unearned Revenue	$633,148	$721,608

K.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At December 31, 2022 and 2021, the company had deposits totaling $6,000,000 and $43,878, respectively.

L.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note M, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three years earn-out period as discussed in Note H. At December 31, 2022, the note totaled $162,358. The Company anticipates that the note will be paid in full in 2023, accordingly the note payable has been classified as current on the balance sheet as of December 31, 2022.

M.	AquisitionS:

Wildman Acquisition

On August 24, 2020, the Company entered into an asset purchase agreement to acquire inventory, fixed assets, and a customer list from Wildman Business Group, LLC (WBG). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,937,222.

Fair Value of Identifiable Assets Acquired:
Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
$2,937,222

Consideration Paid:
Cash	$521,174
Note Payable - Wildman	162,358
Contingent Earn-Out Liability	2,253,690
$2,937,222

G.A.P. Acquisition

On January 31, 2022, the Company closed on an asset purchase agreement to acquire inventory, working capital, and a customer list from G.A.P. Promotions LLC (G.A.P.). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $3,245,872.

Fair Value of Identifiable Assets Acquired:
Inventory	$91,096
Working Capital	879,486
Intangible - Customer List	2,275,290
$3,245,872

Consideration Paid:
Cash	$1,510,872
Restricted Stock	100,000
Contingent Earn-Out Liability	1,635,000
$3,245,872

Trend Acquisition

On August 31, 2022 the Company closed on an asset purchase agreement to acquire cash, accounts receivable, inventory, fixed assets, and a customer list from Trend Brand Solutions. In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,193,166.

Fair Value of Identifiable Assets Acquired:
Cash	$63,624
Accounts Receivable	346,822
Inventory	108,445
Fixed Assets	14,444
Intangible - Customer List	1,659,831
$2,193,166

Consideration Paid:
Cash	$1,488
Assumption of Liabilities	721,334
Restricted Stock	100,000
Contingent Earn-Out Liability	1,370,344
$2,193,166

Premier Acquisition

On December 20, 2022, the Company closed on an asset purchase agreement to acquire cash, accounts receivable, and a customer list from Premier Business Services (Premier). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $1,390,533.

Fair Value of Identifiable Assets Acquired:
Cash	$13,855
Accounts Receivable	344,078
Intangible - Customer List	1,032,600
$1,390,533

Consideration Paid:
Cash	$440,025
Assumption of Liabilities	17,908
Restricted Stock	25,000
Contingent Earn-Out Liability	907,600
$1,390,533

N.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities as of December 31,:

Operating Leases	2022	2021
Right-Of-Use Assets	$784,683	$1,094,778

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	324,594	310,095
Right-Of-Use Asset - Office Leases - Non-Current	460,089	784,683
	$784,683	$1,094,778

Rent expense for the years ended December 31, 2022 and 2021 totaled $456,703 and $388,769, respectively.

The following is a schedule by years of future minimum lease payments:

2023	$325,250
2024	322,491
2025	136,942
2026	-
2027	-
$784,683

As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 2%.

O.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24 2021, the Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock, of which 18,475,521 and 19,753,852 shares were issued and outstanding at December 31, 2022 and 2021, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

Initial Public Offering

On November 12, 2021, the Company consummated its Initial Public Offering (the IPO) of 4,987,951 Units at a price of $4.15 per Unit, generating gross proceeds of $20,699,996, with each Unit consisting of one share of common stock, $0.0001 par value, and one redeemable publicly-traded warrant. IPO proceeds were recorded net of offering costs of $2,755,344. Offering costs consisted principally of underwriting, legal, accounting and other expenses that are directly related to the IPO.

Each redeemable publicly-traded warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share as of December 31, 2022, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the IPO, the Company issued the underwriters a total of 149,639 warrants that are exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

As of December 31, 2022 and 2021, warrant holders have exercised 271,589 and 387,867 warrants, respectively. As of December 31, 2022 and 2021, there were 4,478,134 and 4,749,723 warrants outstanding, respectively.

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

Simultaneously with the consummation of the closing of the PIPE, the Company issued the placement agent a total of 131,158 warrants that are exercisable beginning six months from the date of the PIPE at an exercise price of $4.97 with a five-year expiration term.

As of December 31, 2022 and 2021 warrant holders have exercised zero warrants. As of December 31, 2022 and 2021, there were 5,596,061 warrants outstanding.

Stock Purchase Warrants

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2022 and 2021. All warrants are exercisable for a period of five years from the date of issuance:

	Numbers of Warrants	Weighted Average Exercise	Weighted Average Life
	Outstanding	Price	(Years)
Balance January 1, 2021	-	-	-
Warrants Issued	10,733,651	$4.90	-
Warrants Exercised	(387,867)	-	-
Balance December 31, 2021	10,345,784	$4.90	-

Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$$4.90	-
Balance December 31, 2022	10,074,195	$$4.90	5

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

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - December 31, 2022	1,777,657	$1.87	1,777,657	$6,667,595

P.	STOCK-BASED COMPENSATION:

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

Stock-based compensation expense included the following components:

	2022	2021
Stock Options	$164,576	153,205
Restricted Stock	316,727	14,852
	481,303	168,057

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

Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; those options generally vest based on four years of continuous service and have 10-years contractual terms.

The Black-Scholes option pricing model assumptions are as follows:

Risk-Free Interest Rate	1.34%
Expected Term	5.5-6.25 years
Expected Volatility	50.12%
Expected Dividends	0%

A summary of option activity under the 2021 Plan as of December 31, 2022 and 2021 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	-	-	-
Granted	1,587,000	$4.15	-
Forfeited or Expired and Other Adj	-	-	-
Outstanding at December 31, 2021	1,587,000	$4.15	$3,015,300
Exercisable at December 31, 2021	30,658	$4.15	$58,250

Granted	68,000	$1.80	-
Forfeited or Expired and Other Adj	(97,000)	$4.11	-
Outstanding at December 31, 2022	1,558,000	$4.17	$-
Exercisable at December 31, 2022	453,918	$4.16	$-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.80 and $4.15, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 9 years and 10 years as of December 31, 2022 and 2021, respectively.

Restricted Stock

Restricted stock granted under the 2021 Plan generally vest over 10 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis.

A summary of restricted stock activity under the 2021 Plan as of December 31, 2022 and 2021 and changes during the years then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2021	-
Granted	160,318
Vested	(5,358)
Forfeited	-
Outstanding at December, 2021	154,960

Granted	145,660
Vested	(227,737)
Forfeited	(8,717)
Outstanding at December 31, 2022	64,166

Q.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of December 31,:

	2022			2021
	Net Income		Shares	Net Income		Shares
Net Earnings (Loss)	$(778,441)		19,202,619	$235,240		10,928,043

Basic earnings (loss) per share		$(0.04)			$0.02

Effect of dilutive securities:
Warrants			-			10,064,987
Stock Options			-			30,658
	$(778,441)		19,202,619	$235,240		21,023,688

Diluted earnings (loss) per share		$(0.04)			$0.01

R.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Federal:
Current	$48,282	$-
Deferred	(532,700)	(76,300)
Total	(484,418)	(76,300)

State:
Current	(19,469)	5,500
Deferred	(195,300)	(36,700)
Total	(214,769)	(31,200)
Provision for income taxes	$(699,187)	$(107,500)

The Company has an income tax NOL carryforward related to continued operations as of December 31, 2022 and 2021 of approximately $728,000 and 113,000, respectively. As of December 31, 2022 and 2021, the carryforward is recorded as a deferred tax asset of $841,000 and 113,000, respectively. Such deferred tax assets can be carried forward indefinitely.

S.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2022 and 2021, advertising costs amounted to $375,162 and $135,436, respectively.

T.	MAJOR CUSTOMERs:

For the years ended December 31, 2022 and 2021, the Company had no major customers.

U.	SUBSEQUENT EVENTS:

Management has evaluated events occurring after the balance sheet date through March 20, 2023, the date in which the financial statements were available to be issued.

On January 25, 2023, the Company entered into an Asset Purchase Agreement (the “TRM Purchase Agreement”) with TRM Corp., a Massachusetts corporation, and Thomas R. Miller (“TRM”), pursuant to which the Company agreed to acquire substantially all of the assets of TRM Corp. used in TRM Corp.’s branding, marketing and promotional products and services business (the “TRM Business”).

Under the TRM Purchase Agreement, the aggregate purchase price (“TRM Purchase Price”) for the TRM Business will consist of cash payments by the Company to TRM Corp. at and following the TRM Closing (as defined below), subject to adjustments, as described below. At the consummation of the transactions contemplated by the TRM Purchase Agreement (the “TRM Closing”), the Company will pay TRM Corp. the following cash components of the TRM Purchase Price: (a) $1,000,000 in cash, subject to a customary working capital adjustment, an adjustment for any indebtedness of TRM Corp. or the TRM Business as of the date and time of the TRM Closing (the “TRM Closing Date”) that is not part of the Assumed Liabilities (as defined in the TRM Purchase Agreement), and the TRM Earn Out Payments (as defined below); (b) the amount paid by TRM Corp. (cost) for Inventory (as defined in the TRM Purchase Agreement) that is on hand and owned by Seller as of the TRM Closing Date; (c) installment payments (the “TRM Installment Payments”) equal to (i) $400,000 on the first anniversary of the TRM Closing Date, (ii) $300,000 on the second anniversary of the TRM Closing Date, (iii) $200,000 on the third anniversary of the TRM Closing Date, and (iv) $200,000 on the fourth anniversary of the TRM Closing Date, with such TRM Installment Payments subject to adjustment for certain uncollected accounts receivable amounts outstanding after the first 12 months following the TRM Closing; and (d) four annual earnout payments (collectively, the “TRM Earn Out Payments”), each equal to (i) 45% of annual Gross Profit (as defined in the TRM Purchase Agreement) of TRM Corp. above $4,000,000 with respect to certain customers of TRM Corp. or primarily resulting from the efforts of TRM or certain employees or independent contractors of TRM Corp., plus (ii) 25% of the annual Gross Profit above $4,000,000 with respect to customers primarily resulting from the past or future efforts of the Company that are assigned to and primary responsibility of any employee or independent contractor of TRM Corp. as designated by the TRM Purchase Agreement, for the trailing 12-month period, as of the first, second, third, and fourth anniversary of the TRM Closing Date, with such TRM Earn Out Payments subject to adjustment as set forth in the TRM Purchase Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew Shape	Chief Executive Officer, President and Director	March 30, 2023
Andrew Shape	(principal executive officer)

/s/ David Browner	Chief Financial Officer	March 30, 2023
David Browner	(principal financial and accounting officer)

/s/ Andrew Stranberg	Executive Chairman	March 30, 2023
Andrew Stranberg

/s/ Travis McCourt	Director	March 30, 2023
Travis McCourt

/s/ Alan Chippindale	Director	March 30, 2023
Alan Chippindale

/s/ Alejandro Tani	Director	March 30, 2023
Alejandro Tani

/s/ Ashley Marshall	Director	March 30, 2023
Ashley Marshall