Form 10-Q
period 2023-03-31
Stran & Company, Inc.
filed 2023-05-15
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 15, 2023, there were 18,420,264 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,596,595	$15,253,756
Investments	10,269,101	9,779,355
Accounts Receivable, Net	11,914,586	14,442,626
Deferred Income Taxes	1,205,000	841,000
Inventory	5,665,924	6,867,564
Prepaid Corporate Taxes	87,459	87,459
Prepaid Expenses	611,320	386,884
Deposits	1,172,754	910,486
	41,522,739	48,569,130

PROPERTY AND EQUIPMENT, NET:	1,193,356	1,000,090

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	5,654,804	6,272,205
Right of Use Asset - Office Leases	775,742	784,683
	6,430,546	7,056,888
	$49,146,641	$56,626,108

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$2,171,603	$1,809,874
Current Portion of Lease Liability	320,197	324,594
Accounts Payable and Accrued Expenses	2,938,995	4,051,657
Accrued Payroll and Related	674,123	608,589
Unearned Revenue	1,871,846	633,148
Rewards Program Liability	-	6,000,000
Sales Tax Payable	259,633	365,303
Note Payable - Wildman	162,358	162,358
	8,398,755	13,955,523

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liabilities	1,594,944	2,845,944
Long-Term Lease Liability	455,545	460,089
	2,050,489	3,306,033

STOCKHOLDERS’ EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 18,483,334 and 18,475,521 Shares Issued and Outstanding as of March 31, 2023 and December 31, 2022, respectively	1,849	1,848
Additional Paid-In Capital	38,306,533	38,279,151
Retained Earnings	389,015	1,083,553
	38,697,397	39,364,552
	$49,146,641	$56,626,108

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(UNAUDITED)

	2023	2022

SALES	$15,776,247	$12,259,583

COST OF SALES:
Purchases	10,023,546	7,956,616
Freight	1,058,748	1,084,802
	11,082,294	9,041,418

GROSS PROFIT	4,693,953	3,218,165

OPERATING EXPENSES:
General and Administrative Expenses	6,079,095	4,024,218
	6,079,095	4,024,218

EARNINGS (LOSS) FROM OPERATIONS	(1,385,142)	(806,053)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)	56,637	(3,680)
Interest Income (Expense)	138,082	90,595
Unrealized Gain (Loss) on Investments	131,885	(3,731)
	326,604	83,184

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,058,538)	(722,869)

PROVISION FOR INCOME TAXES	(364,000)	(177,055)

NET EARNINGS (LOSS)	(694,538)	(545,814)

NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,477,604	20,061,143
Diluted	18,477,604	20,061,143

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(UNAUDITED)

	Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	46,083	5	99,995	-	100,000
Stock-Based Compensation	56,264	6	118,686	-	118,692
Net Earnings (Loss)	-	-	-	(545,814)	(545,814)
Balance, March 31, 2022	20,127,788	$2,014	$41,273,665	$1,316,180	$42,591,859

Balance, January 1, 2023	18,475,521	$1,848	$38,279,151	$1,083,553	$39,364,552
Stock-Based Compensation	7,813	1	27,382	-	27,383
Net Earnings (Loss)	-	-	-	(694,538)	(694,538)
Balance, March 31, 2023	18,483,334	$1,849	$38,306,533	$389,015	$38,697,397

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)	$(694,538)	$(545,814)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Deferred Income Taxes (Credit)	(364,000)	(174,400)
Depreciation and Amortization	259,412	144,253
Intangible Asset Impairment, Net	(55,687)	64
Reduction in Contingent Earn-Out Liability	-	(215,360)
Stock-Based Compensation	27,382	118,692
Unrealized Gain on Investments	(93,884)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	2,528,040	(861,952)
Inventory	1,201,640	(916,666)
Prepaid Expenses	(224,436)	126,100
Deposits	(262,268)	(538,244)
Accounts Payable and Accrued Expenses	(1,112,662)	(980,731)
Accrued Payroll and Related	65,534	(125,895)
Unearned Revenue	1,238,698	1,064,773
Rewards Program Liability	(6,000,000)	10,000,000
Sales Tax Payable	(105,670)	3,924
	(3,592,439)	7,098,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Intangible Assets - Customer Lists	-	(540,290)
Additions to Property and Equipment	(284,959)	(87,624)
Purchase of Investments	(395,862)	-
	(680,821)	(627,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt Reduction:
Contingent Earn-Out Liabilities	(383,901)	-
Proceeds from Warrants Exercised	-	1,307,362
	(383,901)	1,307,362

NET INCREASE (DECREASE) IN CASH	(4,657,161)	7,778,192

CASH - BEGINNING	15,253,756	32,226,668
CASH - ENDING	$10,596,595	$40,004,860

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(UNAUDITED)
(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2023	2022
Cash Paid During The Period For:
Interest	$-	$3,731
Income Taxes	$-	$76,073

Non-Cash G.A.P. Promotions LLC Asset Acquisition	$-	$1,735,000

Reduction in Contingent Earnout Liabilities	$505,370	$61,887
Reduction in Intangible Asset Associated With Contingent Earnout Liabilities	(505,370)	(61,887)
	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Fair Value Measurements and Fair Value of Financial Instruments - The carrying value of certain financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, and due to related party are carried at historical cost basis, which approximates their fair values because of the nature of these instruments.

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

7.	Investments - Our investments consist of U.S. treasury bills, corporate bonds, mutual funds, and money market funds. We classify our investments as available-for-sale and record these investments at fair value. Investments with an original maturity of greater than three months at the date of purchase and less than one year from the date of the balance sheet are classified as current and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the balance sheet.

8.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

9.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or market value.

10.	Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

11.	Intangible Asset - Customer List - The Company accounts for intangible assets under the provision of ASC 350-20 “Accounting for Goodwill and Other Intangible Assets.” The provision establishes standards for valuation and amortization of unidentifiable assets.

Under ASC 350-20-35-1, the cost of unidentifiable intangible assets is measured by the excess cost over the fair value of net assets acquired. Intangible assets with indefinite useful lives shall not be amortized until its useful life is determined to be no longer infinite. The intangible assets are evaluated when a triggering event occurs, at least annually, for potential impairment.

12.	Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, earn-out liability, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, earn-out liability and notes payable approximate their fair values based on their nature.

13.	Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is aimed at creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards (“IFRS”). This new guidance provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue guidance issued by the FASB. ASU 2014-09 also requires both qualitative and quantitative disclosures, including descriptions of performance obligations.

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

All performance obligations are satisfied at a point in time.

14.	Freight - The Company includes freight charges as a component of cost of goods sold.

15.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of March 31, 2023 and 2022, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

16.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

17.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

18.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

19.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

20.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

21.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

22.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

23.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through May 15, 2023, the date in which the financial statements were available to be issued.

B.	INVESTMENTS:

The Company’s investments consisted of the following as of March 31, 2023:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$34,753	$-	$34,753
Corporate Bonds	4,547,346	(94,236)	4,453,110
Mutual Funds	740,188	2,510	742,698
US Treasury Bills	5,051,133	(12,593)	5,038,540
	$10,373,420	$(104,319)	$10,269,101

The Company’s investments consisted of the following as of December 31, 2022:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$487,324	$-	$487,324
Corporate Bonds	4,540,067	(136,273)	4,403,794
Mutual Funds	-	-	-
US Treasury Bills	4,931,084	(42,847)	4,888,237
	$9,958,475	$(179,120)	$9,779,355

C.	FAIR VALUE MEASUREMENTS:

We measure certain financial assets and liabilities at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and we consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.

As of March 31, 2023 and December 31, 2022, all investments are classified as level 1.

D.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at March 31, 2023 and December 31, 2022, there was an allowance for doubtful accounts of $223,705 and $264,160, respectively.

E.	INVENTORY:

Inventory consists of the following as of:

	March 31,	December 31,
	2023	2022
Finished Goods (branded products)	$5,642,955	$6,557,040
Goods in Process (un-branded products)	22,969	310,524
	$5,665,924	$6,867,564

F.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	March 31,	December 31,
	2023	2022
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	511,677	501,395
Software	1,800,053	1,525,376
Transportation Equipment	62,424	62,424
	2,379,818	2,094,859
Accumulated Depreciation	(1,186,462)	(1,094,769)
	$1,193,356	$1,000,090

G.	INTANGIBLE ASSET - Customer Lists:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At March 31, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $336,282 and $299,912, respectively.

Amortization expense related to intangible asset - customer list was $48,843 and $53,055 for the three months ended March 31, 2023 and 2022.

Estimated future amortization expense for the years:

2023	$191,741
2024	191,741
2025	191,741
2026	191,741
2027	191,741
$958,704

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At March 31, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $469,000 and zero, respectively.

Amortization expense related to intangible asset - customer lists was $49,066 and $37,922 for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$180,629
2024	180,629
2025	180,629
2026	180,629
2027	180,629
$903,145

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

Amortization expense related to intangible asset - customer lists was $41,496 and zero for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$165,983
2024	165,983
2025	165,983
2026	165,983
2027	165,983
$829,916

Premier Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,032,600. The intangible asset - customer list is amortized over 10 years. At March 31, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $28,315 and zero for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$113,260
2024	113,260
2025	113,260
2026	113,260
2027	113,260
$566,300

H.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Cost of Sales - Purchases	$1,989,989	$3,571,942
Other Payables and Accrued Expenses	949,006	479,715
	$2,938,995	$4,051,657

I.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at March 31, 2023 and December 31, 2022, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At March 31, 2023 and December 31, 2022, the interest rate was 8.50% and 8.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

J.	contingent earn-out liabilities:

Wildman Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for years 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly thereafter. At March 31, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $502,603 and $742,874, respectively. At March 31, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to zero.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to seventy percent (70%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the anniversary date of the purchase. At March 31, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $986,000 and $649,000, respectively. At March 31, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to zero and $986,000, respectively.

Trend Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty percent (40%) of the gross profit over $800,000 earned from the sale of product to the customer list for years 1 through 4 in addition to fixed payments of $37,500 for years 1 and 2 and $25,000 for years 3 and 4, respectively. Payments are due on the anniversary date of the purchase. At March 31, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $420,500 and $155,500, respectively. At March 31, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $949,844 and $1,214,844, respectively.

Premier Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $350,000 earned from the sale of product to the customer list for years 1 through 3 in addition to fixed payments of $60,000 for year 1, $40,000 for year 2, and $30,000 for year 3. Payments are due on the anniversary date of the purchase. At March 31, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $262,500. At March 31, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $645,100.

K.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At March 31, 2023 and December 31, 2022, the Company had unearned revenue totaling $1,871,846 and $633,148, respectively.

	March 31,	December 31,
	2023	2022
Balance at January 1,	$633,148	$721,608
Revenue Recognized	(15,776,247)	(58,953,467)
Amounts Collected or Invoiced	17,014,945	58,865,007
Unearned Revenue	$1,871,846	$633,148

L.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At March 31, 2023 and December 31, 2022, the company had deposits totaling zero and $6,000,000, respectively.

M.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note N, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three years earn-out period as discussed in Note J. At March 31, 2023, the note totaled $162,358. The Company anticipates that the note will be paid in full in 2023, accordingly the note payable has been classified as current on the balance sheet as of March 31, 2023.

N.	Aquisitions:

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

Fair Value of Identifiable Assets Acquired:
Cash	$13,855
Accounts Receivable	344,078
Intangible - Customer List	1,032,600
$1,390,533

Consideration Paid:
Cash	$440,025
Assumption of Liabilities	17,908
Restricted Stock	25,000
Contingent Earn-Out Liability	907,600
$1,390,533

O.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities as of:

	March 31,	December 31,
Operating Leases	2023	2022
Right-Of-Use Assets	$775,742	$784,683

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	320,197	324,594
Right-Of-Use Asset - Office Leases - Non-Current	455,545	460,089
	$775,742	$784,683

Rent expense for the three months ended March 31, 2023 and 2022 totaled $104,687 and $105,502, respectively.

The following is a schedule by years of future minimum lease payments:

2023	$320,197
2024	322,491
2025	133,054
2026	-
2027	-
$775,742

As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 2%.

P.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 18,483,334 and 20,127,788 shares were issued and outstanding at March 31, 2023 and 2022, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

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

As of March 31, 2023 and 2022, warrant holders have exercised 659,456 warrants. As of March 31, 2023 and 2022, there were 4,478,134 warrants outstanding.

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

As of March 31, 2023 and 2022 warrant holders have exercised zero warrants. As of March 31, 2023 and 2022, there were 5,596,061 warrants outstanding.

Stock Purchase Warrants

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at March 31, 2023 and 2022.

	Numbers of Warrants	Weighted Average Exercise	Weighted Average Life
	Outstanding	Price	(Years)
Balance January 1, 2022	10,345,784	$4.90	5
Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$4.81	-
Balance March 31, 2022	10,074,195	$$4.91	5

Balance January 1, 2023	10,074,195	$$4.91	4
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance March 31, 2023	10,074,195	$$4.91	4

All warrants are exercisable for a period of five years from the date of issuance.

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

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - December 31, 2022	1,777,657	$1.87	1,777,657	$6,667,595

No repurchases of our common stock were made during the three months ended March 31, 2023.

Q.	STOCK-BASED COMPENSATION:

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

Stock-based compensation expense included the following components as of March 31,:

	2023	2022
Stock Options	$13,281	28,730
Restricted Stock	14,102	89,962
	27,383	118,692

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

The Black-Scholes option pricing model assumptions are as follows:

Risk-Free Interest Rate	3.58%
Expected Term	5.5-6.25 years
Expected Volatility	29.24%
Expected Dividends	0%

A summary of option activity under the 2021 Plan as of March 31, 2023 and 2022 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,587,000	$4.15	$3,045,700
Granted	61,000	$1.80	-
Forfeited or Expired and Other Adj	(6,000)	$4.15	-
Outstanding at March 31, 2022	1,642,000	$4.06	$-
Exercisable at March 31, 2022	75,256	$3.97	$-

Outstanding at January 1, 2023	1,558,000	$4.17
Granted	15,000	$1.77	-
Forfeited or Expired and Other Adj	(9,333)	$3.68	-
Outstanding at March 31, 2023	1,563,667	$4.09	$-
Exercisable at March 31, 2023	525,563	$4.11	$-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $1.80 and $1.77, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 9 years and 10 years as of March 31, 2023 and 2022, respectively.

Restricted Stock:

Restricted stock granted under the 2021 Plan generally vest over 10 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis.

A summary of restricted stock activity under the 2021 Plan as of March 31, and changes during the three months then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2022	154,960
Granted	125,000
Vested	(56,263)
Forfeited	-
Outstanding at March 31, 2022	223,697

Outstanding at January 1, 2023	64,166
Granted	-
Vested	(7,813)
Forfeited	(1,333)
Outstanding at March 31, 2023	55,020

R.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of March 31,:

	2023			2022
	Net Income		Shares	Net Income		Shares
Net Earnings (Loss)	$(1,058,538)		18,477,604	$(722,869)		20,061,143

Basic earnings (loss) per share		$(0.04)			$(0.03)

Effect of dilutive securities:
Warrants			-			-
Stock Options			-			-
	$(1,058,538)		18,477,604	$(722,869)		20,061,143

Diluted earnings (loss) per share		$(0.04)			$(0.03)

For the three months ended March 31, 2023 and 2022, as a result of the net loss for the year, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Warrants to purchase 10,074,195 of shares outstanding at March 31, 2023 and 2022 were excluded from the computation of diluted earnings per share. Stock options to purchase 525,563 and 75,256 shares of common stock outstanding at March 31, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share.

S.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Federal:
Current	$-	$-
Deferred	(261,000)	(131,800)
Total	(261,000)	(131,800)

State:
Current	-	-
Deferred	(103,000)	(45,255)
Total	(103,000)	(45,255)

Provision for income taxes	$(364,000)	$(177,055)

The Company has an income tax NOL carryforward related to continued operations as of March 31, 2023 and 2022 of approximately $4,143,000 and $2,711,000, respectively. As of March 31, 2023 and 2022, the carryforward is recorded as a deferred tax asset of $1,205,000 and $287,400, respectively. Such deferred tax assets can be carried forward indefinitely.

T.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended March 31, 2023 and 2022, advertising costs amounted to $172,325 and $45,481, respectively.

U.	MAJOR CUSTOMERs:

For the three months ended March 31, 2023, the Company had one major customer to which sales accounted for approximately 12.0% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 17.3% of the total accounts receivable balance.

For the three months ended March 31, 2022, the Company had one major customer to which sales accounted for approximately 12.3% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 16.8% of the total accounts receivable balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” are to Stran & Company, Inc., a Nevada corporation.

Special Note Regarding Forward-Looking Statements

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2022 and 2021, program clients accounted for 82.2% and 75.7% of total revenue, respectively. For the three months ended March 31, 2023 and 2022, program clients accounted for 75.4% and 81.8% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 28.7% year-over-year in the first quarter of 2023 compared to the first quarter of 2022, due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions, LLC, or G.A.P. Promotions, assets in January 2022, the assets of Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), or Trend Brand Solutions, in August 2022, and the assets of Premier Business Services, or Premier NYC, in December 2022. We expect going forward that pent-up demand from more widespread immunity to the COVID-19 virus, the return of many significant in-person tradeshows and other industry-related opportunities, and societal reopening in general may help compensate for lower sales in prior periods. However, these trends are expected to be partially offset by continued increases in expenses, especially higher raw material costs and a more challenging supply chain. According to the U.S. Bureau of Labor Statistics, the Producer Price Index for final demand moved up 2.7% for the 12 months ended in March 2023, on an unadjusted basis.

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance. For related discussion, see “—Impact of COVID-19 Pandemic” below.

As of March 31, 2023, we had approximately $49.1 million of total assets with approximately $38.7 million of total stockholders’ equity.

Recent Developments

Browner Employment Agreement

As previously reported in a Current Report on Form 8-K filed with the SEC on April 20, 2023 (the “April 2023 Form 8-K”), on April 14, 2023, the Compensation Committee (the “Compensation Committee”) of the Company approved an Employment Agreement with David Browner, the Company’s Chief Financial Officer (the “Browner Employment Agreement”), and was entered into as of the same date. Under the Browner Employment Agreement, Mr. Browner will continue to be employed as the Company’s Chief Financial Officer and will continue to function as its principal financial officer and principal accounting officer during the term of the agreement. The initial term of the agreement will be two years and will automatically extend an additional year each year unless one party gives 60 days’ notice before the end of the term, unless terminated earlier in accordance with its terms as described below. Mr. Browner will receive an annual base salary of $250,000. In addition, the Company will pay up to $750 per month to maintain a leased automobile for business use by Mr. Browner.

For each fiscal year during the term of the Browner Employment Agreement, Mr. Browner will receive up to three cash bonuses and six equity bonuses depending on the Company’s board of directors’ or the Compensation Committee’s certification of the Company’s attainment of the performance-based conditions provided for in the agreement. The performance-based conditions will be based on an annual sales target, an annual gross profit target, and an annual net profit target. Each target will be set by the board of directors, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Browner, for the applicable fiscal year. Each target will generally be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item will be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team.

Each portion of an equity bonus consisting of common stock will be granted upon certification of attainment of the respective target. Each portion of an equity bonus consisting of vesting of a stock option will relate to a stock option that was or will be granted on the date of the Browner Employment Agreement and at the beginning of each subsequent fiscal year during the term of the Browner Employment Agreement under a standard form of stock option agreement. On April 14, 2023, the Company granted Mr. Browner a stock option for the purchase of 100,000 shares of common stock at an exercise price of $1.72 per share, which was the closing price of the common stock on the Nasdaq Stock Market (“Nasdaq”) on the date immediately preceding the date of grant, and which vests and becomes exercisable upon certification of attainment of the applicable targets by the board of directors or the Compensation Committee in accordance with the equity bonus terms described below. All equity bonuses will be awarded under the Stran & Company, Inc. 2021 Amended and Restated Equity Incentive Plan (the “Plan”). To the extent that equity bonuses of grants of common stock under the Browner Employment Agreement are designated Performance Compensation Awards (as defined by the Plan) by the board of directors or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance-based conditions for such awards but in no event later than 2 1/2 months following the end during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board of directors or the Compensation Committee.

An annual sales-based cash bonus will be awarded based on the percentage of the annual sales target that is certified as attained, as follows: (a) $1,250 if 95% of the target is certified as attained; (b) $5,000 if 100% of the target is certified as attained; (c) $7,500 if 110% of the target is certified as attained; or (d) $10,000 if 120% of the target is certified as attained. An annual gross profit-based cash bonus will also be awarded based on the percentage of an annual gross profit target that is attained, as follows: (a) $6,250 if 95% of the target is certified as attained, (b) $25,000 if 100% of the target is certified as attained; (c) $37,500 if 110% of the target is certified as attained; or (d) $50,000 if 120% of the target is certified as attained. An annual net profit-based cash bonus will also be awarded based on the percentage of annual net profit target that is certified as attained, as follows: (a) $5,000 if 95% of the target is certified as attained, (b) $20,000 if 100% of the target is certified as attained; (c) $30,000 if 110% of the target is certified as attained; or (d) $40,000 if 120% of the target is certified as attained. In accordance with the Browner Employment Agreement, each cash bonus will be paid in three equal installments in the third, fourth and fifth months of the fiscal year following the fiscal year in which the respective target or targets are attained upon certification of the attainment of the respective target or targets.

Five of the six annual equity bonuses will consist of the grant of fully-vested shares of common stock and the vesting of a portion of the stock option granted each year under the Browner Employment Agreement. The other annual equity bonus will consist of the vesting of a portion of such stock option only. In each case, each annual equity bonus will be based on whether such bonus’s designated target or target percentage is certified as attained, as follows: (1) grant of 5,000 shares and vesting of the stock option as to 7,500 shares if the annual sales target is certified as attained; (2) grant of 5,000 shares and vesting of the stock option as to 7,500 shares if the annual gross profit target is certified as attained; (3) grant of 5,000 shares and vesting of the stock option as to 7,500 shares if the annual net profit target is certified as attained; (4) grant of 10,000 shares and vesting of the stock option as to 12,500 shares if 125% of the annual net profit target is certified as attained; (5) grant of 10,000 shares and vesting of the stock option as to 15,000 shares if 150% of the annual net profit target is certified as attained; and (6) vesting of the stock option as to 2,000 shares for every $100,000 by which net profit is certified as exceeding 150% the annual net profit target, up to a maximum of 50,000 shares.

Under the Browner Employment Agreement, Mr. Browner will also be eligible for additional bonus amounts as determined by the board of directors within its sole discretion. Mr. Browner will receive unlimited paid time off and paid public holidays, standard executive benefits, standard directors and officers indemnification and insurance coverage, and business-related expense reimbursements.

Mr. Browner’s employment is terminable with cause upon certain grounds by written notice, subject to a 30-day notice and cure period with respect to certain of these grounds for termination for cause. Mr. Browner may be terminated without cause upon 30 days’ written notice. Mr. Browner may terminate employment with good reason upon certain grounds, subject to a 30-day notice and cure period with respect to certain of these grounds that must begin within 10 days of Mr. Browner’s knowledge of the initial existence of the grounds for termination for good reason. The effect of Mr. Browner’s termination of the Browner Employment Agreement without complying with the requirements to terminate with good reason will be equivalent to termination with cause. Termination under any provision of the agreement will generally result in the Company’s obligation to provide accrued and unpaid or pending cash, equity or other compensation. If the Company terminates Mr. Browner without cause or he terminates for good reason, and provided that Mr. Browner signs the general release and waiver annexed to the agreement within 60 days, the Company will be required to pay the lesser of the number of months’ severance remaining under the term of the agreement and either four months if the termination occurs during the first year of the term or three months if the termination occurs during the second year of the term, provided that Mr. Browner receives at least three months’ severance; reimburse Mr. Browner for the first 18 months of the premiums associated with Mr. Browner’s continuation of health insurance for him and his family pursuant to COBRA; and approve immediate vesting of any outstanding unvested equity awards granted to Mr. Browner during his employment and immediate lifting of all lockups and restrictions on sales or exercise of such awards. If the Company elects not to renew the Browner Employment Agreement, then the Company must pay three months’ severance and reimburse the first six months of the premiums associated with Mr. Browner’s continuation of health insurance for him and his family pursuant to COBRA. If Mr. Browner is terminated in the event of death or disability, then the Company must approve immediate vesting of any outstanding unvested equity awards granted to Mr. Browner during his employment and immediate lifting of all lockups and restrictions on sales or exercise of such awards. In addition, if the Company does not renew the term of the Browner Employment Agreement and Mr. Browner’s termination occurs within 90 days before or 12 months after a Change in Control (as defined by the Browner Employment Agreement), then, provided that Mr. Browner signs the general release and waiver annexed to the agreement within 60 days, the Company must pay the same severance amount as described above in the event of a termination for cause or resignation for good reason; provide the same COBRA benefits as described above in the event of a termination for cause or resignation for good reason; and approve the immediate vesting of all equity awards held by Mr. Browner unless expressly provided otherwise by the governing documents for such awards. The Browner Employment Agreement also contains general confidentiality and non-competition provisions and Mr. Browner’s stock option agreement contains general non-competition and non-solicitation provisions.

The foregoing description of the Browner Employment Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which was filed with the April 2023 Form 8-K as Exhibit 10.1.

Amended and Restated Audibert Consulting Agreement

As previously reported in the April 2023 Form 8-K, on April 14, 2023, the Compensation Committee approved an Amended and Restated Consulting Agreement (the “A&R Audibert Consulting Agreement”) with John Audibert, the Company’s Vice President of Growth and Strategic Initiatives, and his wholly-owned company, Josselin Capital Advisors, Inc. (the “Consultant”), and was entered into as of the same date. The A&R Audibert Consulting Agreement amended and restated the Consulting Agreement, dated as of December 2, 2021, among the Company, Mr. Audibert, and the Consultant. Under the A&R Audibert Consulting Agreement, the Consultant will continue to provide services to the Company in connection with Mr. Audibert’s position as an executive officer of the Company for a 24-month term, unless terminated earlier in accordance with its terms as described below. The Consultant will receive an annual fee of $200,000 and a monthly automobile bonus of $750.

For each fiscal year during the term of the A&R Audibert Consulting Agreement, the Consultant will receive up to six equity bonuses depending on the board of directors’ or the Compensation Committee’s certification of the Company’s attainment of the performance-based conditions provided for such bonuses to be granted in the agreement. The performance-based conditions will be based on an annual sales target and an annual net profit target. Each target will be set by the board of directors, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Audibert, for the applicable fiscal year. Each target will generally be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item will be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team.

Each fiscal year during the term of the A&R Audibert Consulting Agreement, the Consultant will be granted restricted common stock with performance-based vesting terms in the number of shares of restricted stock equal to $80,000 divided by the closing price of the common stock on Nasdaq on the grant date under a standard form of restricted stock award agreement. Each restricted stock grant will vest as to the amounts described below upon certification by the board of directors or the Compensation Committee of attainment of the respective performance-based targets. For the first term year, the A&R Audibert Consulting Agreement provided that the restricted stock’s grant date would be the date of the agreement and the number of shares would be based on the closing price of the common stock on the later of that date or the date of the approval of the grant by the board of directors or the Compensation Committee. For the second term year, the restricted stock will be granted at the beginning of the fiscal year upon approval of the board of directors or the Compensation Committee and will be equal to $80,000 divided by the closing price of the common stock on the anniversary of the date of the agreement, or as otherwise determined by the board of directors or Compensation Committee. On April 14, 2023, the Consultant was granted 46,511 shares of restricted common stock based on the closing price of the common stock on the date immediately preceding the date of grant, and such amount was accepted by the Consultant as the restricted stock grant provided for by the Audibert A&R Consulting Agreement for the initial year of the term of the agreement.

In addition, on the date of the A&R Audibert Consulting Agreement and at the beginning of each subsequent fiscal year during the term of the agreement, the Consultant will be granted a stock option under a standard form of stock option agreement to purchase the maximum number of shares subject to approval of the board of directors or the Compensation Committee and the equity bonus performance-based vesting terms described below. Accordingly, on April 14, 2023, the Company granted the Consultant a stock option for the purchase of 180,000 shares of common stock at an exercise price of $1.72 per share, which was the closing price of the common stock on Nasdaq on the date immediately preceding the date of grant, and which vests and becomes exercisable upon certification of attainment of the applicable targets by the board of directors or the Compensation Committee in accordance with the equity bonus terms described below.

Each fiscal year during the term of the A&R Audibert Consulting Agreement, the Consultant will also be granted fully-vested common stock upon, and in an amount based on, the board of directors’ or the Compensation Committee’s certification of attainment of the applicable targets in accordance with the equity bonus terms described below.

All equity bonuses will be awarded under the Plan. To the extent that equity bonuses of grants of fully-vested common stock under the A&R Audibert Consulting Agreement are designated Performance Compensation Awards by the board of directors or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period, pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance-based conditions for such awards but in no event later than 2 1/2 months following the end during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares and will be granted when certified by the board of directors or the Compensation Committee.

Two of the equity bonuses will consist of the vesting of a percentage of the restricted stock granted each year under the A&R Audibert Consulting Agreement based on the percentage of the annual sales target that is certified as attained, the percentage of the net profit target that is certified as attained, or both. The restricted stock will vest based on the certification of attainment of the annual sales target as follows: (a) vesting of 5% of the restricted stock if 95% of the annual sales target is certified as attained; (b) 20% of the restricted stock if 100% of the annual sales target is certified as attained; (c) 30% of the restricted stock if 110% of the annual sales target is certified as attained; or (d) 40% of the restricted stock if 120% of the annual sales target is certified as attained. The restricted stock will also vest based on the certified attainment of the annual net profit target as follows: (a) vesting of 7.5% of the restricted stock if 95% of the annual net profit target is certified as attained; (b) 30% of the restricted stock if 100% of the annual net profit target is certified as attained; (c) 45% of the restricted stock if 110% of the annual net profit target is certified as attained; or (d) 60% of the restricted stock if 120% of the annual net profit target is certified as attained.

Two of the other equity bonuses will consist of the grant of fully-vested shares of common stock and the vesting of a portion of the stock option granted each year under the A&R Audibert Consulting Agreement, and two of the other equity bonuses will consist of the vesting of a portion of such stock option only, in each case based on whether each bonus’s designated target or target percentage is certified as attained, as follows: (1) grant of 8,000 shares and vesting of the stock option as to 40,000 shares if the annual sales target is certified as attained; (2) grant of 12,000 shares and vesting of the stock option as to 40,000 shares if the annual net profit target is certified as attained; (3) vesting of the stock option as to 50,000 shares if 125% of the annual net profit target is certified as attained; and (4) vesting of the stock option as to 50,000 shares if 150% of the annual net profit target is certified as attained.

Under the A&R Audibert Consulting Agreement, the Consultant will also be eligible for additional bonus amounts as determined by the board of directors within its sole discretion. The Consultant will provide services under the A&R Audibert Consulting Agreement as an independent contractor. The Consultant and Mr. Audibert will not receive employee or executive benefits. The Consultant and Mr. Audibert will be solely responsible for any business-related expenses. The A&R Audibert Consulting Agreement does not provide for directors and officers indemnification or insurance to Mr. Audibert. However, due to Mr. Audibert’s position as an executive officer, the Company will provide indemnification and advancement of expenses to Mr. Audibert with respect to certain legal proceedings to the fullest extent not prohibited by the Nevada Revised Statutes or any other applicable law as directed by the Company’s Amended and Restated Bylaws, subject to the limitations and exceptions provided therein. Likewise, Mr. Audibert is automatically covered by the Company’s directors and officers insurance policy as an executive officer.

Upon the occurrence of a Change in Control (as defined by the A&R Audibert Consulting Agreement) during the A&R Audibert Consulting Agreement’s term, whether or not the Consultant’s engagement is terminated, or upon the Consultant’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by the Consultant will immediately vest and will no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. Either the Company or the Consultant may terminate the Agreement for material breach and failure to cure such breach within 15 days of receipt of notice by the non-breaching party. Both the Company and the Consultant may terminate the A&R Audibert Consulting Agreement without cause by giving at least 30 days’ written notice. Termination under any provision of the Agreement will generally result in the Company’s obligation to provide accrued and unpaid or pending cash, equity or other compensation. If the Company or the Consultant terminates the agreement without cause as provided under the agreement, and the Consultant and Mr. Audibert then deliver their signatures to the general release and waiver form annexed to the consulting agreement within 60 days, then the Company must pay a $50,000 fee.

The Consultant and Mr. Audibert are also subject to general confidentiality and non-interference provisions under the consulting agreement and general non-competition and non-solicitation provisions in the Consultant’s stock option agreement and restricted stock award agreement.

The foregoing description of the A&R Audibert Consulting Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which was filed with the April 2023 Form 8-K as Exhibit 10.2.

Other Audibert Compensation

As previously reported in the April 2023 Form 8-K, immediately prior to the entry into the A&R Audibert Consulting Agreement, on April 14, 2023, pursuant to the original Consulting Agreement among the Company, the Consultant and Mr. Audibert, dated as of December 2, 2021 (the “Original Audibert Consulting Agreement”), the Company granted a total of 40,000 shares of common stock subject to time-based service requirements that had vested in two 20,000-share portions on May 2, 2022 and December 2, 2022, respectively. The Consultant had separately informally agreed to receive these grants in 2023 in order to accommodate the Company. The grant was made under the Plan on the standard form of restricted stock award agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Original Audibert Consulting Agreement, a copy of which was filed with the April 2023 Form 8-K as Exhibit 10.3.

Johnshoy Compensation

As initially reported in a Current Report on Form 8-K filed with the SEC on March 16, 2022 and as further reported in the April 2023 Form 8-K with respect to related recent developments, the Company and Sheila Johnshoy, Chief Operating Officer, are parties to an employment letter agreement, dated as of March 11, 2022 (the “Johnshoy Agreement”). Under the Johnshoy Agreement, Ms. Johnshoy will receive an annual base salary of $250,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Ms. Johnshoy will also receive an annual performance cash bonus with a target bonus percentage of 25%, 50%, 75%, or 100% of base salary, conditioned on (i) the occurrence of annual revenue of the Company of $10 million, $53 million, $60 million, or $70 million, respectively, provided that the Company also has normalized annual operating profit for any annual cash bonus of 50%, 75% or 100% of base salary, or (ii) the discretionary approval of the Company’s Chief Executive Officer, subject to approval by the Compensation Committee. In accordance with the Johnshoy Agreement, Ms. Johnshoy received a cash bonus consisting of 50% of base salary earned during 2022, or $100,000, due to the occurrence of annual revenue of more than $53 million and normalized annual operating profit during the fiscal year ended December 31, 2022.

In addition, under the Johnshoy Agreement, on March 11, 2022, Ms. Johnshoy was granted 5,000 shares of common stock and a stock option to purchase 40,000 shares at an exercise price per share of $1.60, which was the closing price of the Company’s common stock on March 11, 2022. The stock option was immediately vested as to 5,000 shares of common stock and otherwise subject to a six-month lock-up provision and certain performance-based vesting conditions described as follows. Upon the occurrence of the following annual revenue amounts of the Company or at the discretionary approval of the Company’s Chief Executive Officer, subject in each case to final approval by the Compensation Committee, Ms. Johnshoy will be granted up to 35,000 additional shares of common stock and the stock option will vest as to 35,000 shares of common stock, as follows: (a) grant of 5,000 shares and the vesting of the stock option as to 5,000 shares upon attainment of annual revenue of $50 million, (b) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $60 million, (c) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $70 million, and (d) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $80 million. On April 14, 2023, the Compensation Committee certified the attainment of the performance-based conditions for the grant of 5,000 shares of common stock and the vesting of the stock option as to 5,000 shares of common stock based on annual revenue of more than $50 million during the fiscal year ended December 31, 2022.

Additionally, under the Johnshoy Agreement, if a trailing 12-month revenue of the Company of $250 million occurs within 3.5 years of Ms. Johnshoy’s start of employment, she will earn an additional bonus of 100,000 shares of common stock. All equity compensation under the Johnshoy Agreement has been and will be made under standard forms of award agreements under the Plan unless otherwise disclosed. After the first year of employment, all bonus compensation terms will be subject to review.

In addition, Ms. Johnshoy is entitled to severance benefits equal to four months’ salary if terminated without Cause (as defined in the Johnshoy Agreement) during the first year of employment and four months’ salary if terminated during the second year of employment. Ms. Johnshoy will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Ms. Johnshoy will receive unlimited vacation days encompassing vacation, personal and sick days, subject to two weeks’ notice and approval whenever possible.

The Johnshoy Agreement does not provide for directors and officers indemnification or insurance to Ms. Johnshoy. However, due to Ms. Johnshoy’s position as an executive officer, the Company will provide indemnification and advancement of expenses to Ms. Johnshoy with respect to certain legal proceedings to the fullest extent not prohibited by the Nevada Revised Statutes or any other applicable law as directed by the Company’s Amended and Restated Bylaws, subject to the limitations and exceptions provided therein. Likewise, Ms. Johnshoy is automatically covered by the Company’s directors and officers insurance policy as an executive officer.

The Johnshoy Agreement and Ms. Johnshoy’s equity award agreements have general non-solicitation provisions but do not have non-competition provisions. Ms. Johnshoy is also subject to a standard non-disclosure requirement under the Johnshoy Agreement.

The foregoing description of the Johnshoy Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed with the April 2023 Form 8-K as Exhibit 10.4.

Paradiso Compensation

As initially reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022 and as further reported in the April 2023 Form 8-K with respect to related recent developments, the Company and Stephen Paradiso, Chief of Staff, are parties to an employment letter agreement, dated as of December 6, 2021 (the “Paradiso Agreement”). Under the Paradiso Agreement, Mr. Paradiso will receive an annual base salary of $175,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals.

For each of the first two years of the term of the Paradiso Agreement, Mr. Paradiso will receive an annual performance cash bonus based on the review of the Company’s results for the fiscal year ended December 31, 2022 and the fiscal year ended December 31, 2023, respectively, with a target bonus percentage of 25%, 50%, 75%, or 100% of base salary, conditioned on (i) for fiscal year 2022, the occurrence of trailing 12-month revenue of the Company of $42 million, $47 million, $52 million, or $57 million, respectively, and, for fiscal year 2023, the occurrence of trailing 12-month revenue of the Company of $45 million, $55 million, $65 million, or $75 million, respectively, or (ii) the discretionary approval of the Company’s Chief Executive Officer, subject to approval by the Compensation Committee. In accordance with the Paradiso Agreement, Mr. Paradiso received a cash bonus consisting of 100% of base salary, or $175,000, due to the occurrence of trailing 12-month revenue of more than $57 million during the fiscal year ended December 31, 2022.

In addition, pursuant to the Paradiso Agreement, on December 6, 2021, Mr. Paradiso was granted a bonus of 65,000 restricted shares and an option to purchase up to 125,000 shares at an exercise price per share of $4.72, which was the closing price of the common stock on the date that the Paradiso Agreement was countersigned by Mr. Paradiso. The restricted stock and 65,000 shares under the option will vest in eight equal installments over two years and were subject to a six-month lockup provision. Mr. Paradiso will be granted up to 40,000 bonus shares of common stock and the option will vest as to an aggregate of 40,000 additional shares of common stock upon the occurrence of trailing 12-month revenue amounts, as follows: (i) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $50 million; (ii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $60 million; (iii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $70 million; and (iv) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $80 million. Mr. Paradiso will also be granted up to an aggregate of 22,500 bonus shares of common stock and the stock option will vest as to an aggregate of 22,500 shares of common stock once certain service-based benchmarks are achieved, as follows: (i) grant of 2,500 shares and vesting of the stock option as to 2,500 shares upon successfully executing a company “rhythm” by setting recurring meetings and tasks; (ii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares upon successfully hiring and onboarding three chief officer-level or executive vice president-level leaders; and (iii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares upon successfully creating and putting in motion a business plan and succession plan. On April 14, 2023, the Compensation Committee certified the attainment of the conditions for the grant of 12,500 shares of common stock and the vesting of the stock option as to 12,500 shares of common stock based on trailing 12-month revenue of more than $50 million during the fiscal year ended December 31, 2022 and Mr. Paradiso’s successfully executing a company “rhythm” by setting recurring meetings and tasks. Additionally, under the Paradiso Agreement, if trailing 12-month revenue of the Company of $250 million occurs within three years of Mr. Paradiso’s start of employment, he will be granted an additional 100,000 bonus shares of common stock. After the second year of employment, all bonus compensation terms will be subject to review. All equity compensation under the Paradiso Agreement has been and will be made under standard forms of award agreements under the Plan unless otherwise disclosed.

Mr. Paradiso has been eligible to receive certain health care, dental, life insurance, disability, and retirement benefits since the end of his first three months’ employment. Mr. Paradiso will receive 25 days of paid time off annually, including vacation and sick days, subject to two weeks’ notice and approval whenever possible.

The Paradiso Agreement does not provide for directors and officers indemnification or insurance to Mr. Paradiso. However, due to Mr. Paradiso’s position as an executive officer, the Company will provide indemnification and advancement of expenses to Mr. Paradiso with respect to certain legal proceedings to the fullest extent not prohibited by the Nevada Revised Statutes or any other applicable law as directed by the Company’s Amended and Restated Bylaws, subject to the limitations and exceptions provided therein. Likewise, Mr. Paradiso is automatically covered by the Company’s directors and officers insurance policy as an executive officer.

Mr. Paradiso is required to sign a standard nondisclosure and noncompete agreement that will not restrict Mr. Paradiso from working within the print or promotional industry, except for any specific direct competitors that are individually listed in that agreement, but Mr. Paradiso will be required not to solicit any current or existing clients or customers that were obtained prior to Mr. Paradiso’s employment or obtained during his employment unless given prior approval by the Company for the period specified in the noncompete agreement. Due to Mr. Paradiso’s voluntary execution of the equity award agreements described above, however, Mr. Paradiso is subject to their general non-competition provisions as well as their general non-solicitation provisions. Mr. Paradiso is also subject to a standard non-disclosure requirement under the Paradiso Agreement.

The foregoing description of the Paradiso Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed with the April 2023 Form 8-K as Exhibit 10.5.

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

We believe that the COVID-19 pandemic has impacted Stran’s operational and financial performance and will likely continue to do so. As was typical for other firms in the promotional products industry, from March 2020 through the end of the first quarter of 2023, we believe that our revenues were adversely affected by the economic impact of the pandemic, including decreased demand for promotional products and services such as ours due to a lack of in-person events, businesses not being fully reopened and staffed, and customers’ decreased marketing budgets. We also experienced higher costs of supplies of product materials due to continued increases in expenses, especially higher freight charges and raw material costs, and a more challenging supply chain from issues such as trucking shortages and port congestion. Much of the increase in costs, supply chain disruption, and other continuing disruptions in operations is believed to be due to ongoing outbreaks of COVID-19. We expect some or all of these effects to continue in 2023.

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

We have responded to the challenges resulting from the COVID-19 pandemic by developing a clear company-wide strategy and sticking to our hardworking culture and core value of delivering creative merchandise solutions that effectively promote our customers’ brands. We continue to focus on our core group of customers while providing additional value-added services, including our e-commerce platform for order processing, warehousing and fulfillment functions, and propose alternative product offerings based on their unique needs. We also continue to solicit and market ourselves to long-term prospects that have shown interest in Stran. We have remained committed to providing our customers with more than just products. Below are some of the specific ways we have responded to the current pandemic:

●	Adhered to all state and federal social distancing requirements while prioritizing health and safety for our employees. We allow team members to work remotely when necessary, allowing us to continue providing uninterrupted sales and service to our customers throughout the year.

●	Emphasized and established cost savings initiatives, cost control processes, and cash conservation to preserve liquidity.

●	Explored national acquisition opportunities and executed the acquisitions of the promotional products assets and business of Indiana-based Wildman Imprints promotional products business division of Wildman Business Group, LLC, or Wildman Imprints, with historical revenue exceeding $10 million annually in September 2020, Massachusetts-based G.A.P. Promotions with 2021 revenue of approximately $7.2 million in January 2022, Texas-based Trend Brand Solutions with annualized 2022 revenue of approximately $3 million in August 2022, and New York-based Premier NYC with annualized 2022 revenue of approximately $2 million in December 2022. Additionally, we entered into a definitive agreement in January 2023 to purchase the promotional products business and assets of Massachusetts-based T R Miller Co., Inc., or TRM Corp., with historical revenue of approximately $19 million.

●	Retained key customers through constant communication, making proactive product or program suggestions, driving program efficiencies, and delivering value-added solutions to help them market themselves more effectively.

●	Concentrated and succeeded in earning business from clients in specific verticals that have spent more during the pandemic including customers in the entertainment, beverage, retail, consumer packaged goods, and cannabis industries.

●	Retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs.

●	Successfully applied for and received PPP loans and government assistance.

●	Refocused our marketing activities on more client-specific revenue generating activities that reduced spend while remaining effective.

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

For further discussion, see Item 1A. “Risk Factors – Risks Related to Our Business and Industry – Our business has been materially adversely impacted by the COVID-19 pandemic and could be materially adversely impacted by future COVID-19 pandemic surges, new COVID-19 variants, or other pandemics.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Consolidated Operations Data	Three Months Ended
	March 31, 2023	March 31, 2022
Sales	$15,776,247	$12,259,583

Cost of Sales:
Purchases	10,023,546	7,956,616
Freight	1,058,748	1,084,802
Total Cost of Sales	1,1082,294	9,041,418

Gross Profit	4,693,953	3,218,165

Operating Expenses:
General and Administrative Expenses	6,079,095	4,024,218
Total Operating Expenses	6,079,095	4,024,218

Earnings (Loss) from Operations	(1,385,142)	(806,053)

Other Income and (Expense):
Other Income (Expense)	56,637	(3,680)
Interest Income (Expense)	138,082	90,595
Unrealized Gain (Loss) on Investments	131,885	(3,731)
Total Other Income and (Expense)	326,604	83,184

Earnings (Loss) Before Income Taxes	(1,058,538)	(722,869)

Provision for Income Taxes	(364,000)	(177,055)

Net Earnings (Loss)	(694,538)	(545,814)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 28.7% to approximately $15.8 million for the three months ended March 31, 2023 from approximately $12.3 million for the three months ended March 31, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, the acquisitions of the G.A.P. Promotions assets in January 2022, the Trend Brand Solutions assets in August 2022, and the Premier NYC assets in December 2022 accounted for an aggregate of approximately $2.4 million, or 15.1%, of sales, for the first quarter of 2023, compared to approximately $0.9 million for the first quarter of 2022, as described in more detail immediately below.

The January 2022 acquisition of the G.A.P. Promotions assets generated approximately $1.2 million of sales for the three months ended March 31, 2023, compared to approximately $0.9 million for the three months ended March 31, 2022. The August 2022 acquisition of the Trend Brand Solutions assets generated approximately $1.0 million of sales for the three months ended March 31, 2023, compared to no sales from such assets for the three months ended March 31, 2022. The December 2022 acquisition of the Premier NYC assets generated approximately $0.2 million of sales for the three months ended March 31, 2023, compared to no sales from such assets for the three months ended March 31, 2022. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions, Trend Brand Solutions and Premier NYC asset acquisitions, increased 17.7%, or approximately $2.0 million, to approximately $13.4 million for the three months ended March 31, 2023, compared to approximately $11.4 million for the three months ended March 31, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing inventory and freight charges. Our total cost of sales increased 22.6% to approximately $11.1 million for the three months ended March 31, 2023, from approximately $9.0 million for the three months ended March 31, 2022. As a percentage of sales, cost of sales decreased to 70.2% for the three months ended March 31, 2023 from 73.7% for the three months ended March 31, 2022. More specifically, cost of purchases increased to approximately $10.0 million the three months ended March 31, 2023, or 26.0%, from approximately $8.0 million for the three months ended March 31, 2022. As a percentage of sales, cost of purchases decreased to 63.5% for the three months ended March 31, 2023, from 64.9% for the three months ended March 31, 2022. In addition, freight costs decreased to approximately $1.1 million for the three months ended March 31, 2023, or (2.4)%, from approximately $1.1 million for the three months ended March 31, 2022. As a percentage of sales, freight costs decreased to 6.7% for the three months ended March 31, 2023, from 8.8% for the three months ended March 31, 2022. The increase in the dollar amount of cost of purchases was primarily due to an increase in sales of 28.7% from period to period and decrease in the dollar amount of freight was primarily due to improved supply chains and lower freight rates from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 45.9% to approximately $4.7 million, or 29.8% of revenue, for the three months ended March 31, 2023, from approximately $3.2 million, or 26.3% of revenue, for the three months ended March 31, 2022. The increase in the dollar amount of gross profit was due to increased sales for the reasons described above, partially offset by an increase in purchasing costs for the reasons described above.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 51.1%, or approximately $2.1 million, to approximately $6.1 million for the three months ended March 31, 2023 from approximately $4.0 million for the three months ended March 31, 2022. As a percentage of sales, operating expenses increased to 38.5% for the three months ended March 31, 2023 from 32.8% for the three months ended March 31, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of approximately $2.1, or 51.1%, which in turn was primarily due to additional expenses related to the acquisition of the G.A.P. Promotions assets, the Trend Brand Solutions assets, and the Premier NYC assets; due diligence relating to the asset purchase agreement for the acquisition of TRM Corp.’s assets; the implementation of an internal commercial ERP system on NetSuite ERP’s platform; ongoing public company expenses; lead generation initiatives; and organic growth in our business.

Other Income and (Expense)

Other income and (expense) consist of other income (expense), interest income (expense), and unrealized gain (loss) on investments. Our other income (expense) was $56,637 for the three months ended March 31, 2023, compared to other income (expense) of $(3,680) for the three months ended March 31, 2022. This change was primarily due to an accrual adjustment to certain earn-out obligations relating to our acquisition of the assets of Wildman Imprints. Our interest income (expense) was $138,082 for the three months ended March 31, 2023, compared to $90,595 for the three months ended March 31, 2022. This change was primarily due to interest generated from investments. Our unrealized gain (loss) on investments was $131,885 for the three months ended March 31, 2023, compared to $(3,731) for the three months ended March 31, 2022. This change was primarily due to the recording of all investments at estimated fair value.

Provision for Income Taxes

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended March 31, 2023 was approximately $0.4 million compared to income tax provision of approximately $0.2 million for the three months ended March 31, 2022. Income tax provision for the three months ended March 31, 2023 and 2022 accounted for approximately 34.4% and 24.5% of earnings (loss) before income taxes of approximately $(1.1) million and approximately $(0.7) million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision comprised substantially of a deferred tax asset in the form of an operating loss carryforward. No valuation allowance against the deferred tax asset was accounted for due to the indefinite life of the asset.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on management’s expectations of future earnings, we anticipate that our effective tax rate will remain similar to the federal tax rate of 21%. State income taxes will fluctuate based annually on apportionment of sales by state.

Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate and our deferred tax assets and liabilities. For further discussion of changes in the income tax provision, refer to Notes A and S to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

Net Earnings (Loss)

Our net loss for the three months ended March 31, 2023 was approximately $0.7 million, compared to a net loss of approximately $0.5 million for the three months ended March 31, 2022. This change was primarily due to increased expenses relating to an increase in lead generation initiatives, integration expenses related to the acquisition of the G.A.P. Promotions assets, the Trend Brand Solutions assets, and the Premier NYC assets; due diligence relating to the asset purchase agreement for the acquisition of TRM Corp.’s assets; the implementation of an internal commercial ERP system on NetSuite ERP’s platform; ongoing expenses related to being a public company; and higher cost of purchases in the three months ended March 31, 2023. These factors were partially offset by the increase in sales during the three months ended March 31, 2023 to approximately $1.2 million, $1.0 million, and $0.2 million, respectively, from approximately $0.9 million, none, and none, respectively, during the three months ended March 31, 2022, from the acquisition of the G.A.P. Promotions assets, the Trend Brand Solutions assets, and the Premier NYC assets, respectively, and the increase of approximately $2.0 million from recurring organic sales during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of approximately $10.6 million and investments of approximately $10.3 million. We have financed our operations primarily through cash generated from our initial public offering in November 2021, private placement in December 2021, operations, and bank borrowings, including a secured revolving demand line of credit that was opened with Salem Five Cents Savings Bank in November 2021 for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended March 31, 2024 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(3,592,439)	$7,098,744
Net cash provided by (used in) investing activities	(680,821)	(627,914)
Net cash provided by (used in) financing activities	(383,901)	1,307,362
Net increase (decrease) in cash and cash equivalents	(4,657,161)	7,778,192
Cash and cash equivalents at beginning of period	15,253,756	32,226,668
Cash and cash equivalents at end of period	$10,596,595	$40,004,860

Net cash used in operating activities was approximately $3.6 million for the three months ended March 31, 2023, as compared to net cash provided by operating activities of approximately $7.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, decreases in accounts receivable, inventory, accounts payable, and rewards program liability as well as an increase in unearned revenue were the primary drivers of the net cash used in operating activities. For the three months ended March 31, 2022, increases in accounts receivable, inventory, unearned revenue, and rewards program liability along with a decrease in accounts payable were the primary drivers of the net cash provided by operating activities. The increase in net cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 occurred in the normal course of business due to growth in organic business as well as a decrease in rewards program liability.

Net cash used in investing activities was approximately $0.7 million for the three months ended March 31, 2023, as compared to net cash used in investing activities of approximately $0.6 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, purchases of investments and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. For the three months ended March 31, 2022, additions to intangible assets related to customer lists and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. The increase in net cash used in investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to purchases of investments and additions to software-related property and equipment.

Net cash used in financing activities was approximately $0.4 million for the three months ended March 31, 2023, as compared to net cash provided by financing activities of approximately $1.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, net cash used in financing activities consisted primarily of payments related to a contingent earn-out liability. For the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of net proceeds received from the exercise of our publicly-traded warrants. The change to net cash used in financing activities for the three months ended March 31, 2023 compared to net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to payments related to a contingent earn-out liability and the absence of proceeds from the exercise of our publicly-traded warrants during the three months ended March 31, 2023.

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

For the three months ended March 31, 2023, we were unable to repurchase shares under the Trading Plan in accordance with the restrictions of the Company’s insider trading policy that would have applied if such purchases had been made by a person covered by the policy.

As of March 31, 2023, $6,667,595 remained available under the stock repurchase program for future stock repurchases.

Debt

On November 22, 2021, we entered into a Revolving Demand Line of Credit Loan Agreement (the “Loan Agreement”), with Salem Five Cents Savings Bank (the “Lender”), for aggregate loans of up to $7 million (the “Loan” or “Line of Credit”), evidenced by a Revolving Demand Line of Credit Note, also dated November 22, 2021 (the “Note”). The Line of Credit and Note are secured by a first priority security interest in all assets and property of the Company, as provided in the Security Agreement, also dated November 22, 2021, between the Lender and the Borrower (the “Security Agreement” and together with the Loan Agreement and the Note, the “Loan Documents”), and as described below.

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

The Loan is subject to interest at the prime rate plus 0.5% per annum. The Company must repay interest on Loan proceeds on a monthly basis. The Loan will continue indefinitely, subject to the Lender’s demand rights and the Company’s ongoing affirmative and other obligations under the Loan Documents, as summarized below.

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

The foregoing summary of the Loan Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K filed with the SEC on November 26, 2021.

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

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 26, 2021.

As of March 31, 2023 and December 31, 2022, we had not drawn any funds from the Loan under the Loan Agreement.

Contractual Obligations

Wildman Imprints Assets Acquisition

On August 24, 2020, we entered into an Asset Purchase Agreement, or the WBG Asset Purchase Agreement, to acquire inventory, fixed assets, and a customer list of Wildman Imprints. The acquisition closed on September 26, 2020. In connection with the asset acquisition, the customer list was purchased using a contingent earn-out calculation. The purchase price is equal to 15% of the gross profit earned from the sale of product to the customer list for year 1 and 30% for years 2 and 3. Payments are due on the anniversary date of the purchase. At March 31, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $502,603 and $742,874, respectively. The foregoing description of the WBG Asset Purchase Agreement is qualified in its entirety by reference to the full text of the WBG Asset Purchase Agreement, a copy of which is attached as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of March 31, 2023 and December 31, 2022 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. The Company anticipates that the note will be paid in full in 2023, accordingly the note payable has been classified as current on the balance sheet as of March 31, 2023. We expect no deficiencies in our ability to make the payments required under the asset purchase agreement. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes J, M and N to our financial statements beginning on page 1 of this Quarterly Report.

G.A.P. Promotions Assets Acquisition

On January 31, 2022, the Company closed on an asset purchase agreement, dated as of January 21, 2022, as amended on January 31, 2022, to acquire inventory, working capital, and a customer list from G.A.P. Promotions, or the G.A.P. Promotions Asset Purchase Agreement. In accordance with Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations” (“FASB ASC 805”), the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $3,245,872.

Fair Value of Identifiable Assets Acquired:

Inventory	$91,096
Working Capital	879,486
Intangible - Customer List	2,275,290
Total	$3,245,872

Consideration Paid:

Cash	1,510,872
Restricted Stock	100,000
Contingent Earn-Out Liability	1,635,000
Total	$3,245,872

For further discussion relating to this transaction, see Notes J and N to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q, Item 1.01 of the Current Report on Form 8-K filed with the SEC on January 26, 2022, and Items 1.01 and 2.01 of the Current Report on Form 8-K filed with the SEC on February 1, 2022. The foregoing description of the G.A.P. Promotions Asset Purchase Agreement and assets acquired from G.A.P. Promotions is qualified in its entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.1 and Exhibit 2.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, respectively.

Trend Brand Solutions Assets Acquisition

On August 31, 2022, the Company closed on an asset purchase agreement, dated as of July 13, 2022, as amended on August 31, 2022, to acquire cash, accounts receivable, inventory, fixed assets, and a customer list from Trend Brand Solutions, or the Trend Asset Purchase Agreement. In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $2,193,166.

Fair Value of Identifiable Assets Acquired:

Cash	$63,624
Accounts Receivable	346,822
Inventory	108,445
Fixed Assets	14,444
Intangible – Customer List	1,659,831
Total	$2,193,166

Consideration Paid:

Cash	$1,488
Assumption of Liabilities	721,334
Restricted Stock	100,000
Contingent Earn-Out Liability	1,370,344
Total	$2,193,166

For further discussion see Notes J and N to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q, Item 1.01 of the Current Report on Form 8-K filed with the SEC on July 19, 2022, and Items 1.01 and 2.01 of the Current Report on Form 8-K filed with the SEC on September 7, 2022. The foregoing description of the Trend Asset Purchase Agreement and assets acquired from Trend Brand Solutions is qualified in their entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.3 and Exhibit 2.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, respectively.

Premier NYC Assets Acquisition

On December 20, 2022, the Company closed on an asset purchase agreement, dated as of November 29, 2022, or the Premier NYC Asset Purchase Agreement, to acquire cash, accounts receivable, and a customer list from Premier NYC. In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $1,390,533.

Fair Value of Identifiable Assets Acquired:

Cash	$13,855
Restricted Stock	344,078
Contingent Earn-Out Liability	1,032,600
Total	$1,390,533

Consideration Paid:

Cash	$440,025
Assumption of Liabilities	17,908
Restricted Stock	25,000
Contingent Earn-Out Liability	907,600
Total	$1,390,533

For further discussion see Notes J and N to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

TRM Corp. Asset Acquisition Agreement

On January 25, 2023, we entered into an Asset Purchase Agreement (the “TRM Corp. Agreement”) with TRM Corp. and Thomas R. Miller (“TRM”), pursuant to which the Company agreed to acquire substantially all of the assets of TRM Corp. used in TRM Corp.’s branding, marketing and promotional products and services business (the “TRM Corp. Business”). The TRM Corp. Business has existing operations and has generated revenues.

Under the TRM Corp. Agreement, the aggregate purchase price (“TRM Corp. Purchase Price”) for the TRM Corp. Business will consist of cash payments by the Company to TRM Corp. at and following Closing (as defined below), subject to adjustments, as described below.

At the consummation of the transactions contemplated by the TRM Corp. Agreement (the “TRM Corp. Closing”), the Company will pay TRM Corp. the following cash components of the TRM Corp. Purchase Price: (a) $1,000,000 in cash, subject to a customary working capital adjustment, an adjustment for any indebtedness of TRM Corp. or the TRM Corp. Business as of the date and time of the TRM Corp. Closing (the “TRM Corp. Closing Date”) that is not part of the Assumed Liabilities (as defined in the TRM Corp. Agreement), and the TRM Corp. Earn Out Payments (as defined below); (b) the amount paid by TRM Corp. (cost) for Inventory (as defined in the TRM Corp. Agreement) that is on hand and owned by Seller as of the TRM Corp. Closing Date; (c) installment payments equal to (i) $400,000 on the first anniversary of the TRM Corp. Closing Date, (ii) $300,000 on the second anniversary of the TRM Corp. Closing Date, (iii) $200,000 on the third anniversary of the TRM Corp. Closing Date, and (iv) $200,000 on the fourth anniversary of the TRM Corp. Closing Date, each such installment payment subject to adjustment for certain uncollected accounts receivable amounts outstanding after the first 12 months following the TRM Corp. Closing; and (d) four annual earn-out payments (the “TRM Corp. Earn Out Payments”), each equal to (i) 45% of annual Gross Profit (as defined in the TRM Corp. Agreement) of TRM Corp. above $4,000,000 with respect to certain customers of TRM Corp. or primarily resulting from the efforts of TRM or certain employees or independent contractors of TRM Corp., plus (ii) 25% of the annual Gross Profit above $4,000,000 with respect to customers primarily resulting from the past or future efforts of the Company that are assigned to and primary responsibility of any employee or independent contractor of TRM Corp. as designated by the TRM Corp. Agreement, for the trailing 12-month period, as of the first, second, third, and fourth anniversary of the TRM Corp. Closing Date, subject to procedures as to any disagreement regarding the TRM Corp. Earn Out Payments, as set forth in the TRM Corp. Agreement.

The timing and manner of the determination of the TRM Corp. Purchase Price, working capital adjustments, and the TRM Corp. Earn Out Payments, and the resolution of any disagreements as to such adjustments or payments, will follow the procedures prescribed by the TRM Corp. Agreement.

In addition, as of the TRM Corp. Closing Date, the Company will undertake to perform or otherwise pay, satisfy and discharge as of the TRM Corp. Closing the Assumed Liabilities (as defined in the TRM Corp. Agreement).

During the period between the date of the TRM Corp. Agreement and the TRM Corp. Closing, TRM Corp. and TRM will be required to carry on the TRM Corp. Business in the ordinary course and provide the Company with reasonable access to the TRM Corp. Business’s books, records, sales representatives and support staff. In addition, TRM Corp. and TRM agreed to terminate and not engage in any discussions or transactions with any party other than the Company with respect to any acquisition of a material portion of TRM Corp.’s assets or equity interests. From the date of the TRM Corp. Agreement until the earlier of the TRM Corp. Closing or the termination of the TRM Corp. Agreement, the Company and TRM Corp. will give each other notice of certain events, or lack thereof, which could have certain adverse effects.

The TRM Corp. Agreement contains customary representations, warranties, and covenants, including a covenant that TRM Corp. and TRM will not compete with the TRM Corp. Business in the United States, or solicit any customer, supplier or affiliate of the Company, during the period that the Company employs TRM and the following two years.

The TRM Corp. Agreement also contains mutual indemnification provisions with respect to breaches of representations and warranties as well as to certain third-party claims, and indemnification by the Company of TRM Corp. and TRM with respect to certain damages with respect to the Assumed Liabilities (as defined in the TRM Corp. Agreement) and certain other liabilities asserted by a third party arising after the TRM Corp. Closing. In the case of indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the indemnifying party will only become liable for indemnified losses to the extent that the amount exceeds an aggregate threshold of $25,000. However, this threshold limitation will not apply to claims by the Company for breaches by TRM Corp. or TRM of certain fundamental representations and warranties. In addition, the Company’s aggregate remedy with respect to any and all indemnifiable losses may in no event exceed (i) with respect to claims related to breach of certain fundamental representations, the Final Purchase Price (as defined in the TRM Corp. Agreement) or (ii) with respect to all other claims, 50% of the Final Purchase Price.

In addition to customary indemnification procedural and reimbursement provisions for matters involving third parties, the TRM Corp. Agreement provides that the Company will have the option of recouping all or any part of any indemnified amount by notifying TRM that the Company is reducing the Installment Payments or the TRM Corp. Earn Out Payments by the amount of such indemnified amounts.

The representations and warranties under the TRM Corp. Agreement of TRM Corp. and TRM, and the indemnification rights of the Company with respect to such representations and warranties, will survive the TRM Corp. Closing for 18 months after the TRM Corp. Closing, except that certain fundamental representations and warranties of TRM Corp. and TRM will continue in effect for a period equal to the applicable statute of limitations. The representations and warranties of the Company, and the indemnification rights of TRM Corp. and TRM with respect to such representations and warranties, will continue in effect for a period equal to the applicable statute of limitations.

The TRM Corp. Closing is subject to customary closing conditions, including the completion of the Company’s due diligence; the receipt of any required consents of any third parties or governmental agencies; the release of any applicable security interests by TRM Corp.; completion of a financial audit of TRM Corp.; delivery of disclosure schedules; execution of a lease agreement with base rent of $179,550.00 in the first year of the lease and an increase of 2% per annum in each subsequent year. In addition, the Company must have entered into (i) an employment agreement with Stacy Miller upon mutually agreeable terms and (ii) a consulting agreement with TRM upon mutually agreeable terms pursuant to which TRM will provide certain consulting services to the Buyer for a period of three years following the TRM Corp. Closing Date. TRM Corp. and TRM must also change the name of TRM Corp. to a name that is distinct and dissimilar from, and unlikely to be confused with, “T R Miller” within ten business days after the TRM Corp. Closing Date.

The TRM Corp. Agreement may be terminated at any time prior to the TRM Corp. Closing by (i) mutual agreement of the parties; (ii) by any of the parties if there has been a material misrepresentation or breach of covenant or agreement contained in the TRM Corp. Agreement on the part of the other and such breach of a covenant or agreement has not been promptly cured after at least 14 days’ written notice is given; (iii) by the Company if any of TRM Corp. or TRM’s closing conditions set forth in the TRM Corp. Agreement have not been satisfied before May 25, 2023 (the “Outside Date”); or (iv) by TRM Corp. or TRM if any of the Company’s closing conditions set forth in the TRM Corp. Agreement have not been satisfied before the Outside Date. The Company may also terminate the TRM Corp. Agreement if the Company objects to any information contained in any disclosure schedules or updates to the disclosure schedules or the contents of any accompanying documents within 30 days of delivery of such schedules or within five days of delivery of any updates to such schedules, and the Company and TRM Corp. cannot agree on mutually satisfactory modifications to them.

The foregoing description of the TRM Corp. Agreement is qualified in its entirety by reference to the full text of such document which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

Property Leases

The following is a schedule by years of future minimum lease payments:

2023	$320,197
2024	322,491
2025	133,054
2026	-
2027	-
$775,742

Rent expense for the three months ended March 31, 2023 and 2022 totaled $104,687 and $105,502, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At March 31, 2023 and December 31, 2022, the Company had net deposits totaling zero and $6,000,000, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the loans described above. As stated above, as of March 31, 2023 and December 31, 2022, we had not drawn any funds from the Loan under the Loan Agreement.

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

We believe that the assumptions and estimates associated with investments, inventory valuation, intangible assets, revenue recognition, stock-based compensation expense and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Notes A.3. through A.21. to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

Investments

Our investments consist of U.S. treasury bills, corporate bonds, and money market funds. We classify our investments as available-for-sale and record these investments at fair value. Investments with an original maturity of greater than three months at the date of purchase and less than one year from the date of the balance sheet are classified as current and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheet.

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

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recent Accounting Pronouncements in Note A.22. to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2023. For a description of the Company’s stock repurchase program, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 25, 2023, by and among Stran & Company, Inc., T R Miller Co., Inc. and Thomas R. Miller (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2023)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)