Form 10-Q
period 2023-06-30
Stran & Company, Inc.
filed 2023-08-14
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

800-833-3309
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SWAG	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $4.81375	SWAGW	The NASDAQ Stock Market LLC

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

As of August 14, 2023, there were 18,420,264 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,271,199	$15,253,756
Investments	10,277,690	9,779,355
Accounts Receivable, Net	13,958,984	14,442,626
Deferred Income Taxes	1,542,000	841,000
Inventory	5,820,887	6,867,564
Prepaid Corporate Taxes	87,459	87,459
Prepaid Expenses	695,711	386,884
Deposits	1,976,439	910,486
	49,630,369	48,569,130

PROPERTY AND EQUIPMENT, NET:	1,294,568	1,000,090

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	10,711,939	6,272,205
Right of Use Asset - Office Leases	1,470,140	784,683
	12,182,079	7,056,888
	$63,107,016	$56,626,108

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$3,186,825	$1,809,874
Current Portion of Lease Liability	676,036	324,594
Accounts Payable and Accrued Expenses	3,012,379	4,051,657
Accrued Payroll and Related	997,008	608,589
Unearned Revenue	2,290,639	633,148
Rewards Program Liability	8,875,000	6,000,000
Sales Tax Payable	291,438	365,303
Note Payable - Wildman	162,358	162,358
	19,491,683	13,955,523

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liabilities	4,883,265	2,845,944
Long-Term Lease Liability	762,946	460,089
	5,646,211	3,306,033

STOCKHOLDERS’ EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 18,540,834 and 18,475,521 Shares Issued and Outstanding as of June 30, 2023 and December 31, 2022, respectively	1,855	1,848
Additional Paid-In Capital	38,416,582	38,279,151
Retained Earnings	(449,315)	1,083,553
	37,969,122	39,364,552
	$63,107,016	$56,626,108

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

SALES	$17,470,106	$14,806,904	$33,246,353	$27,066,487

COST OF SALES:
Purchases	10,810,268	9,497,551	20,833,814	17,454,167
Freight	1,582,917	1,549,163	2,641,665	2,633,965
	12,393,185	11,046,714	23,475,479	20,088,132

GROSS PROFIT	5,076,921	3,760,190	9,770,874	6,978,355

OPERATING EXPENSES:
General and Administrative Expenses	6,351,174	4,232,170	12,430,269	8,256,388
	6,351,174	4,232,170	12,430,269	8,256,388

EARNINGS (LOSS) FROM OPERATIONS	(1,274,253)	(471,980)	(2,659,395)	(1,278,033)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)	15,092	(23,781)	71,729	(27,461)
Interest Income (Expense)	146,177	6,108	284,259	92,972
Unrealized Gain (Loss) on Investments	(33,303)	-	98,582	-
	127,966	(17,673)	454,570	65,511

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,146,287)	(489,653)	(2,204,825)	(1,212,522)

PROVISION FOR INCOME TAXES	(307,957)	(42,210)	(671,957)	(219,265)

NET EARNINGS (LOSS)	(838,330)	(447,443)	(1,532,868)	(993,257)

NET EARNINGS (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.05)	$(0.02)	$(0.08)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	18,540,834	19,971,552	18,540,834	19,971,552

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	46,083	5	99,995	-	100,000
Stock-Based Compensation	56,264	6	118,686	-	118,692
Net Earnings (Loss)	-	-	-	(545,814)	(545,814)
Balance, March 31, 2022	20,127,788	2,014	41,273,665	1,316,180	42,591,859
Stock-Based Compensation	11,542	1	48,290	-	48,291
Stock Repurchase Program	(1,000,000)	(100)	(1,993,510)	-	(1,993,610)
Net Earnings (Loss)	-	-	-	(447,443)	(447,443)
Balance, June 30, 2022	19,139,330	$1,915	$39,328,445	$868,737	$40,199,097

Balance, January 1, 2023	18,475,521	$1,848	$38,279,151	$1,083,553	$39,364,552
Stock-Based Compensation	7,813	1	27,382	-	27,383
Net Earnings (Loss)	-	-	-	(694,538)	(694,538)
Balance, March 31, 2023	18,483,334	1,849	38,306,533	389,015	38,697,397
Stock-Based Compensation	57,500	6	110,049	-	110,055
Net Earnings (Loss)	-	-	-	(838,330)	(838,330)
Balance, June 30, 2023	18,540,834	$1,855	$38,416,582	$(449,315)	$37,969,122

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)	$(1,532,868)	$(993,257)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Deferred Income Taxes (Credit)	(701,000)	(273,700)
Depreciation and Amortization	654,038	309,482
Intangible Asset Impairment, Net	(67,712)	(46,561)
Stock-Based Compensation	110,049	166,983
Unrealized Gain on Investments	(98,582)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	483,642	(2,354,665)
Inventory	1,046,677	(727,349)
Prepaid Expenses	(308,827)	(10,807)
Deposits	(1,065,953)	(4,097)
Accounts Payable and Accrued Expenses	(1,039,278)	(3,195,114)
Accrued Payroll and Related	388,419	(56,930)
Unearned Revenue	1,657,491	904,537
Rewards Program Liability	2,875,000	3,875,000
Sales Tax Payable	(73,865)	164,637
	2,327,231	(2,241,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset Acquisition, Net of Cash Acquired	(741,109)	(540,290)
Additions to Property and Equipment	(578,792)	(189,543)
Purchase of Investments	(403,524)	-
	(1,723,425)	(729,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt Reduction:
Contingent Earn-Out Liabilities	(586,363)	(366,840)
Stock Repurchase	-	(1,993,610)
Proceeds from Warrants Exercised	-	1,307,362
	(586,363)	(1,053,088)

NET INCREASE (DECREASE) IN CASH	17,443	(4,024,762)

CASH - BEGINNING	15,253,756	32,226,668
CASH - ENDING	$15,271,199	$28,201,906

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2023	2022
Cash Paid During The Period For:
Interest	$-	$3,731
Income Taxes	$29,043	$76,073

Non-Cash G.A.P. Promotions LLC Asset Acquisition	$-	$1,735,000

Non-Cash T R Miller Co., Inc. Asset Acquisition	$4,551,095	$-

Reduction in Contingent Earnout Liabilities	$550,460	$70,406
Reduction in Intangible Asset Associated With Contingent Earnout Liabilities	(550,460)	(70,406)
	$-	$-

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Fair Value Measurements and Fair Value of Financial Instruments - The carrying value of certain financial instruments, including cash, investments, accounts receivable, accounts payable and accrued expenses, and contingent earnout liabilities are carried at historical cost basis, which approximates their fair values because of the nature of these instruments.

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

All performance obligations are satisfied at a point in time.

13.	Freight - The Company includes freight charges as a component of cost of goods sold.

14.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of June 30, 2023 and 2022, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

15.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

16.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

17.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

18.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

19.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

20.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

21.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

22.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through August 14, 2023, the date in which the financial statements were available to be issued.

B.	INVESTMENTS:

The Company’s investments consisted of the following as of June 30, 2023:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$76,646	$-	$76,646
Corporate Bonds	4,553,498	(138,810)	4,414,688
Mutual Funds	740,188	2,032	742,220
US Treasury Bills	5,051,133	(6,997)	5,044,136
	$10,421,465	$(143,775)	$10,277,690

The Company’s investments consisted of the following as of December 31, 2022:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$487,324	$-	$487,324
Corporate Bonds	4,540,067	(136,273)	4,403,794
Mutual Funds	-	-	-
US Treasury Bills	4,931,084	(42,847)	4,888,237
	$9,958,475	$(179,120)	$9,779,355

C.	FAIR VALUE MEASUREMENTS:

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

As of June 30, 2023 and December 31, 2022, all investments are classified as level 1.

D.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at June 30, 2023 and December 31, 2022, there was an allowance for doubtful accounts of $263,907 and $264,160, respectively.

E.	INVENTORY:

Inventory consists of the following as of:

	June 30,	December 31,
	2023	2022
Finished Goods (branded products)	$5,474,007	$6,557,040
Goods in Process (un-branded products)	346,880	310,524
	$5,820,887	$6,867,564

F.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	June 30,	December 31,
	2023	2022
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	536,172	501,395
Software	2,069,391	1,525,376
Transportation Equipment	62,424	62,424
	2,673,651	2,094,859
Accumulated Depreciation	(1,379,083)	(1,094,769)
	$1,294,568	$1,000,090

G.	INTANGIBLE ASSET - Customer Lists:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At June 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $381,371 and $299,912, respectively.

Amortization expense related to intangible asset - customer list was $96,777 and $106,110 for the six months ended June 30, 2023 and 2022.

Estimated future amortization expense for the years:

2023	$187,232
2024	187,232
2025	187,232
2026	187,232
2027	187,232
$936,160

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At June 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $469,000 and zero, respectively.

Amortization expense related to intangible asset - customer lists was $94,222 and $94,804 for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$180,629
2024	180,629
2025	180,629
2026	180,629
2027	180,629
$903,145

Trend Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,659,831. The intangible asset - customer list is amortized over 10 years. At June 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $82,992 and zero for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$165,983
2024	165,983
2025	165,983
2026	165,983
2027	165,983
$829,916

Premier Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,032,600. The intangible asset - customer list is amortized over 10 years. At June 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $51,630 and zero for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$103,260
2024	103,260
2025	103,260
2026	103,260
2027	103,260
$516,300

T R Miller Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $5,292,205 after post-closing adjustments of $258,890. The intangible asset - customer list is amortized over 10 years. At June 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $44,102 and zero for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$529,221
2024	529,221
2025	529,221
2026	529,221
2027	529,221
$2,646,105

H.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Cost of Sales - Purchases	$2,409,903	$3,571,942
Other Payables and Accrued Expenses	602,476	479,715
	$3,012,379	$4,051,657

I.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at June 30, 2023 and December 31, 2022, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At June 30, 2023 and December 31, 2022, the interest rate was 8.75% and 8.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

J.	contingent earn-out liabilities:

Wildman Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for years 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly thereafter. At June 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $255,051 and $742,874, respectively. At June 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to zero.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to seventy percent (70%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the anniversary date of the purchase. At June 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $986,000 and $649,000, respectively. At June 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to zero and $986,000, respectively.

Trend Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty percent (40%) of the gross profit over $800,000 earned from the sale of product to the customer list for years 1 through 4 in addition to fixed payments of $37,500 for years 1 and 2 and $25,000 for years 3 and 4, respectively. Payments are due on the anniversary date of the purchase. At June 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $420,500 and $155,000, respectively. At June 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $949,844 and $1,214,844, respectively.

Premier Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $350,000 earned from the sale of product to the customer list for years 1 through 3 in addition to fixed payments of $60,000 for year 1, $40,000 for year 2, and $30,000 for year 3. Payments are due on the anniversary date of the purchase. At June 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $262,500. At June 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $645,100.

T R Miller Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $4,000,000 earned from the sale of product to the customer list for years 1 through 4 in addition to a fixed payments of $400,000 for year 1, $300,000 for year 2, and $200,000 for years 3 and 4. Payments are due on the anniversary date of the purchase. At June 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $1,262,774 and zero, respectively. At June 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $3,288,321 and zero, respectively.

K.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At June 30, 2023 and December 31, 2022, the Company had unearned revenue totaling $2,290,639 and $633,148, respectively.

	June 30,	December 31,
	2023	2022
Balance at January 1,	$633,148	$721,608
Revenue Recognized	(33,246,353)	(58,953,467)
Amounts Collected or Invoiced	34,903,844	58,865,007
Unearned Revenue	$2,290,639	$633,148

L.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At June 30, 2023 and December 31, 2022, the company had deposits totaling $8,875,000 and $6,000,000, respectively.

M.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note N, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three years earn-out period as discussed in Note J. At June 30, 2023, the note totaled $162,358. The Company anticipates that the note will be paid in full in 2023, accordingly the note payable has been classified as current on the balance sheet as of June 30, 2023.

N.	Aquisitions:

Wildman Acquisition

On September 26, 2020, the Company closed on an asset purchase agreement to acquire inventory, fixed assets, and a customer list from Wildman Business Group, LLC (WBG). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,937,222.

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
$3,245,872

Trend Acquisition

On August 31, 2022, the Company closed on an asset purchase agreement to acquire cash, accounts receivable, inventory, fixed assets, and a customer list from Trend Promotional Marketing Corporation (Trend). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $2,193,166.

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
$1,390,533

T R Miller Acquisition

On June 1, 2023, the Company closed on an asset purchase agreement to acquire working capital, fixed assets, and a customer list from T R Miller Co., Inc. (T R Miller). In accordance with Financial Accounting Standards Board (“FASB” ASC 805), “Business Combinations”, the acquisition method of accounting is used and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs are expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired were agreed to by both buyer and seller. The aggregate purchase price was $6,674,167.

Fair Value of Identifiable Assets Acquired:
Working Capital, Net	$1,123,072
Intangible - Customer List	5,551,095
$6,674,167

Consideration Paid:
Cash	$2,123,072
Contingent Earn-Out Liability	4,551,095
$6,674,167

O.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities as of:

	June 30,	December 31,
Operating Leases	2023	2022
Right-Of-Use Assets	$1,470,140	$784,683

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	676,036	324,594
Right-Of-Use Asset - Office Leases - Non-Current	762,946	460,089
	$1,438,981	$784,683

Rent expense for the six months ended June 30, 2023 and 2022 totaled $220,712 and $221,901, respectively.

The following is a schedule by years of future minimum lease payments:

2024	$501,393
2025	482,074
2026	187,115
2027	190,854
2028	161,960
$1,523,396

As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 4%.

P.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 18,540,834 and 19,139,330 shares were issued and outstanding at June 30, 2023 and 2022, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

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

Each redeemable publicly-traded warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share as of June 30, 2023, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the IPO, the Company issued the underwriters a total of 149,639 warrants that are exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

As of June 30, 2023 and 2022, warrant holders exercised 659,456 warrants. As of June 30, 2023 and 2022, there were 4,478,134 warrants outstanding.

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

As of June 30, 2023 and 2022 warrant holders have exercised zero warrants. As of June 30, 2023 and 2022, there were 5,596,061 warrants outstanding.

Stock Purchase Warrants

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2023 and 2022:

	Numbers of Warrants	Weighted Average Exercise	Weighted Average Life
	Outstanding	Price	(Years)
Balance January 1, 2022	10,345,784	$4.90	5
Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$4.81	-
Balance June 30, 2022	10,074,195	$4.91	5

Balance January 1, 2023	10,074,195	$4.91	4
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance June 30, 2023	10,074,195	$4.91	4

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

No repurchases of our common stock were made during the six months ended June 30, 2023.

Q.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. The number of shares of common stock available for issuance under the 2021 Plan is 884,568 shares of common stock.

Stock-based compensation expense included the following components as of June 30,:

	2023	2022
Stock Options	$25,011	55,776
Restricted Stock	112,427	111,207
	137,438	166,983

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

The Black-Scholes option pricing model assumptions are as follows:

Risk-Free Interest Rate	3.58%
Expected Term	5.5-6.25 years
Expected Volatility	29.24%
Expected Dividends	0%

A summary of option activity under the 2021 Plan as of June 30, 2023 and 2022 and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,587,000	$4.15	$3,045,700
Granted	61,000	$1.80	-
Forfeited or Expired and Other Adjustments	(10,000)	$4.15	-
Outstanding at June 30, 2022	1,638,000	$4.06	$-
Exercisable at June 30, 2022	94,850	$3.97	$-

Outstanding at January 1, 2023	1,558,000	$4.17
Granted	15,000	$1.77	-
Forfeited or Expired and Other Adjustments	(25,834)	$3.29	-
Outstanding at June 30, 2023	1,547,167	$4.14	$-
Exercisable at June 30, 2023	593,063	$4.10	$-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 and 2022 was $1.80 and $1.77, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 9 years and 10 years as of June 30, 2023 and 2022, respectively.

Restricted Stock:

Restricted stock granted under the 2021 Plan generally vest over 3 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis.

A summary of restricted stock activity under the 2021 Plan as of June 30, and changes during the six months then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2022	154,960
Granted	125,000
Vested	(167,805)
Forfeited	(1,250)
Outstanding at June 30, 2022	110,905

Outstanding at January 1, 2023	64,166
Granted	19,252
Vested	(25,313)
Forfeited	(2,167)
Outstanding at June 30, 2023	55,938

R.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of June 30,:

	2023			2022
	Net Income		Shares	Net Income		Shares
Net Earnings (Loss)	$(1,532,868)		18,540,834	$(993,257)		19,971,552

Basic earnings (loss) per share		$(0.08)			$(0.03)

Effect of dilutive securities:
Warrants			-			-
Stock Options			-			-
	$(1,532,868)		18,540,834	$(993,257)		19,971,552

Diluted earnings (loss) per share		$(0.08)			$(0.03)

For the six months ended June 30, 2023 and 2022, as a result of the net loss for the year, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Warrants to purchase 10,074,195 of shares outstanding and stock options to purchase 453,918 shares of common stock outstanding at June 30, 2023 and 2022 were excluded from the computation of diluted earnings per share.

S.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the six months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Federal:
Current	$-	$48,282
Deferred	(503,000)	(203,700)
Total	(503,000)	(155,418)

State:
Current	29,044	6,153
Deferred	(198,000)	(70,000)
Total	(168,956)	(63,847)

Provision for income taxes	$(671,956)	$(219,265)

The Company has an income tax NOL carryforward related to continued operations as of June 30, 2023 and 2022 of approximately $3,114,000 and $174,400, respectively. As of June 30, 2023 and 2022, the carryforward is recorded as a deferred tax asset of $1,542,000 and $386,700, respectively. Such deferred tax assets can be carried forward indefinitely.

T.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the six months ended June 30, 2023 and 2022, advertising costs amounted to $306,990 and $87,067, respectively.

U.	MAJOR CUSTOMERs:

For the six months ended June 30, 2023, the Company had two major customers to which sales accounted for approximately 21.4% of the Company’s revenues. The Company had accounts receivable from these customers amounting to 8.5% of the total accounts receivable balance.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” “Stran,” and the “Company” are to Stran & Company, Inc., a Nevada corporation.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the expected timing, availability and effects on our stock price and financial condition of our stock repurchase program;

●	our goals and strategies;

●	our business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products or services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	our expectations regarding the availability and use of financing from our revolving line of bank credit, other credit facilities, or sales of equity or debt securities;

●	future fluctuations in general economic and business conditions in the markets in which we operate; and

●	future relevant government policies and regulations relating to our industry.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2022 and 2021, program clients accounted for 82.2% and 75.7% of total revenue, respectively. For the three months ended June 30, 2023 and 2022, program clients accounted for 81.6% and 86.9% of total revenue, respectively, and for the six months ended June 30, 2023 and 2022, program clients accounted for 81.1% and 85.1% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 18.0% year-over-year in the second quarter of 2023 compared to the second quarter of 2022, and increased 22.8% year-over-year in the first six months of 2023 compared to the first six months of 2022, due to higher spending from existing customers as well as business from new customers. Additionally, we benefited from the acquisition of the assets of each of G.A.P. Promotions, LLC, or G.A.P. Promotions, in January 2022, Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), or Trend Brand Solutions, in August 2022, Premier Business Services, or Premier NYC, in December 2022, and T R Miller Co., Inc., or T R Miller, in June 2023, respectively.

As of June 30, 2023, we had approximately $63.1 million of total assets with approximately $38.0 million of total stockholders’ equity.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

	Three Months Ended
Consolidated Operations Data	June 30, 2023	June 30, 2022

SALES	$17,470,106	$14,806,904

COST OF SALES:
Purchases	10,810,268	9,497,551
Freight	1,582,917	1,549,163
	12,393,185	11,046,714

GROSS PROFIT	5,076,921	3,760,190

OPERATING EXPENSES:
General and Administrative Expenses	6,351,174	4,232,170
	6,351,174	4,232,170

EARNINGS (LOSS) FROM OPERATIONS	(1,274,253)	(471,980)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)	15,092	(23,781)
Interest Income (Expense)	146,177	6,108
Unrealized Gain (Loss) on Investments	(33,303)	-
	127,966	(17,673)

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,146,287)	(489,653)

PROVISION FOR INCOME TAXES	(307,957)	(42,210)

NET EARNINGS (LOSS)	(838,330)	(447,443)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 18.0% to approximately $17.5 million for the three months ended June 30, 2023 from approximately $14.8 million for the three months ended June 30, 2022. The increase was primarily due to higher spending from existing customers as well as business from new customers. Additionally, the acquisitions of each of G.A.P. Promotions in January 2022, Trend Brand Solutions in August 2022, Premier NYC in December 2022, and T R Miller in June 2023, respectively, accounted for an aggregate of approximately $3.1 million, or 17.8%, of sales, for the second quarter of 2023, compared to approximately $1.9 million, or 12.6%, of sales, for the second quarter of 2022 from the acquisition of the G.A.P. Promotions assets in January 2022, as described in more detail immediately below.

The January 2022 acquisition of the G.A.P. Promotions assets generated approximately $1.0 million of sales for the three months ended June 30, 2023, compared to approximately $1.9 million for the three months ended June 30, 2022. The August 2022 acquisition of the Trend Brand Solutions assets generated approximately $0.6 million of sales for the three months ended June 30, 2023, compared to no sales from such assets for the three months ended June 30, 2022. The December 2022 acquisition of the Premier NYC assets generated approximately $0.3 million of sales for the three months ended June 30, 2023, compared to no sales from such assets for the three months ended June 30, 2022. The June 2023 acquisition of the T R Miller assets generated approximately $1.1 million of sales for the three months ended June 30, 2023, compared to no sales from such assets for the three months ended June 30, 2022. Our recurring organic sales, defined as sales excluding revenue from the acquisitions of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller, increased 11.1%, or approximately $1.4 million, to approximately $14.4 million for the three months ended June 30, 2023, compared to approximately $12.9 million for the three months ended June 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing merchandise and freight charges. Our total cost of sales increased 12.2% to approximately $12.4 million for the three months ended June 30, 2023, from approximately $11.0 million for the three months ended June 30, 2022. As a percentage of sales, cost of sales decreased to 70.9% for the three months ended June 30, 2023 from 74.6% for the three months ended June 30, 2022. More specifically, cost of purchases increased to approximately $10.8 million for the three months ended June 30, 2023, or 13.8%, from approximately $9.5 million for the three months ended June 30, 2022. As a percentage of sales, cost of purchases decreased to 61.9% for the three months ended June 30, 2023, from 64.1% for the three months ended June 30, 2022. In addition, freight costs increased to approximately $1.6 million for the three months ended June 30, 2023, or 2.2%, from approximately $1.5 million for the three months ended June 30, 2022. As a percentage of sales, freight costs decreased to 9.1% for the three months ended June 30, 2023, from 10.5% for the three months ended June 30, 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 18.0% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 35.0% to approximately $5.1 million, or 29.1% of revenue, for the three months ended June 30, 2023, from approximately $3.8 million, or 25.4% of revenue, for the three months ended June 30, 2022. The increase in the dollar amount of gross profit was due to increased sales for the reasons described above, partially offset by an increase in purchasing and freight costs for the reasons described above.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 50.1%, or approximately $2.1 million, to approximately $6.4 million for the three months ended June 30, 2023 from approximately $4.2 million for the three months ended June 30, 2022. As a percentage of sales, operating expenses increased to 36.4% for the three months ended June 30, 2023 from 28.6% for the three months ended June 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of approximately $2.1 million, or 50.1%, which in turn was primarily due to additional expenses related to the acquisition of the assets of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller; closing and integration costs relating to the acquisition of T R Miller’s assets; the implementation of an internal commercial ERP system on NetSuite ERP’s platform; ongoing public company expenses; lead generation initiatives; and organic growth in our business.

Other Income and (Expense)

Other income and (expense) consist of other income (expense), interest income (expense), and unrealized gain (loss) on investments. Our other income (expense) was $15,092 for the three months ended June 30, 2023, compared to other income (expense) of $(23,781) for the three months ended June 30, 2022. This change was primarily due to an accrual adjustment to certain earn-out obligations relating to our acquisition of the assets of Wildman Imprints. Our interest income (expense) was $146,177 for the three months ended June 30, 2023, compared to $6,108 for the three months ended June 30, 2022. This change was primarily due to interest generated from investments. Our unrealized gain (loss) on investments was $(33,303) for the three months ended June 30, 2023, compared to zero for the three months ended June 30, 2022. This change was primarily due to the recording of all investments at estimated fair value.

Provision for Income Taxes

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended June 30, 2023 was approximately $(0.3) million compared to income tax provision of approximately $(0.04) million for the three months ended June 30, 2022. Income tax provision for the three months ended June 30, 2023 and 2022 accounted for approximately 26.9% and 8.6% of earnings (loss) before income taxes of approximately $(1.1) million and approximately $(0.5) million for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision comprised substantially of a deferred tax asset in the form of an operating loss carryforward. No valuation allowance against the deferred tax asset was accounted for due to the indefinite life of the asset.

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

Net Earnings (Loss)

Our net loss for the three months ended June 30, 2023 was approximately $0.8 million, compared to a net loss of approximately $0.4 million for the three months ended June 30, 2022. This change was primarily due to the reasons described above for the increase in operating expenses and the increase in purchasing costs. These factors were partially offset by the increase in sales during the three months ended June 30, 2023 from the acquisition of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller to approximately $3.1 million in aggregate, from approximately $1.9 million from the acquisition of the assets of G.A.P. Promotions during the three months ended June 30, 2022, and the increase of approximately $1.4 million from recurring organic sales during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

	Six Months Ended
Consolidated Operations Data	June 30, 2023	June 30, 2022

SALES	$33,246,353	$27,066,487

COST OF SALES:
Purchases	20,833,814	17,454,167
Freight	2,641,665	2,633,965
	23,475,479	20,088,132

GROSS PROFIT	9,770,874	6,978,355

OPERATING EXPENSES:
General and Administrative Expenses	12,430,269	8,256,388
	12,430,269	8,256,388

EARNINGS (LOSS) FROM OPERATIONS	(2,659,395)	(1,278,033)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)	71,729	(27,461)
Interest Income (Expense)	284,259	92,972
Unrealized Gain (Loss) on Investments	98,582	-
	454,570	65,511

EARNINGS (LOSS) BEFORE INCOME TAXES	(2,204,825)	(1,212,522)

PROVISION FOR INCOME TAXES	(671,957)	(219,265)

NET EARNINGS (LOSS)	(1,532,868)	(993,257)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 22.8% to approximately $33.2 million for the six months ended June 30, 2023 from approximately $27.1 million for the six months ended June 30, 2022. The increase was primarily due to higher spending from existing customers as well as business from new customers. Additionally, the acquisitions of each of G.A.P. Promotions in January 2022, Trend Brand Solutions in August 2022, Premier NYC in December 2022, and T R Miller in June 2023, respectively, accounted for an aggregate of approximately $5.5 million, or 16.5%, of sales, for the six months ended June 30, 2023, compared to approximately $2.7 million, or 9.9%, of sales, for the six months ended June 30, 2022 from the acquisition of the G.A.P. Promotions assets in January 2022, as described in more detail immediately below.

The January 2022 acquisition of the G.A.P. Promotions assets generated approximately $2.2 million of sales for the six months ended June 30, 2023, compared to approximately $2.7 million for the six months ended June 30, 2022. The August 2022 acquisition of the Trend Brand Solutions assets generated approximately $1.6 million of sales for the six months ended June 30, 2023, compared to no sales from such assets for the six months ended June 30, 2022. The December 2022 acquisition of the Premier NYC assets generated approximately $0.6 million of sales for the six months ended June 30, 2023, compared to no sales from such assets for the six months ended June 30, 2022. The June 2023 acquisition of the T R Miller assets generated approximately $1.1 million of sales for the six months ended June 30, 2023, compared to no sales from such assets for the six months ended June 30, 2022. Our recurring organic sales, defined as sales excluding revenue from the acquisitions of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller, increased 13.9%, or approximately $3.4 million, to approximately $27.8 million for the six months ended June 30, 2023, compared to approximately $24.4 million for the six months ended June 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing merchandise and freight charges. Our total cost of sales increased 16.9% to approximately $23.5 million for the six months ended June 30, 2023, from approximately $20.1 million for the six months ended June 30, 2022. As a percentage of sales, cost of sales decreased to 70.6% for the six months ended June 30, 2023 from 74.2% for the six months ended June 30, 2022. More specifically, cost of purchases increased to approximately $20.8 million for the six months ended June 30, 2023, or 19.4%, from approximately $17.5 million for the six months ended June 30, 2022. As a percentage of sales, cost of purchases decreased to 62.7% for the six months ended June 30, 2023, from 64.5% for the six months ended June 30, 2022. In addition, freight costs increased to approximately $2.6 million for the six months ended June 30, 2023, or 0.3%, from approximately $2.6 million for the six months ended June 30, 2022. As a percentage of sales, freight costs decreased to 7.9% for the six months ended June 30, 2023, from 9.7% for the six months ended June 30, 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 22.8% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 40.0% to approximately $9.8 million, or 29.4% of revenue, for the six months ended June 30, 2023, from approximately $7.0 million, or 25.8% of revenue, for the six months ended June 30, 2022. The increase in the dollar amount of gross profit was due to increased sales for the reasons described above, partially offset by an increase in purchasing and freight costs for the reasons described above.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 50.6%, or approximately $4.2 million, to approximately $12.4 million for the six months ended June 30, 2023 from approximately $8.3 million for the six months ended June 30, 2022. As a percentage of sales, operating expenses increased to 37.4% for the six months ended June 30, 2023 from 30.5% for the six months ended June 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of approximately $4.2 million, or 50.6%, which in turn was primarily due to additional expenses related to the acquisition of the assets of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller; due diligence, closing and integration costs relating to the acquisition of T R Miller’s assets; the implementation of an internal commercial ERP system on NetSuite ERP’s platform; ongoing public company expenses; lead generation initiatives; and organic growth in our business.

Other Income and (Expense)

Other income and (expense) consist of other income (expense), interest income (expense), and unrealized gain (loss) on investments. Our other income (expense) was $71,729 for the six months ended June 30, 2023, compared to other income (expense) of $(27,461) for the six months ended June 30, 2022. This change was primarily due to an accrual adjustment to certain earn-out obligations relating to our acquisition of the assets of Wildman Imprints. Our interest income (expense) was $284,259 for the six months ended June 30, 2023, compared to $92,972 for the six months ended June 30, 2022. This change was primarily due to interest generated from investments. Our unrealized gain (loss) on investments was $98,582 for the six months ended June 30, 2023, compared to zero for the six months ended June 30, 2022. This change was primarily due to the recording of all investments at estimated fair value.

Provision for Income Taxes

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the six months ended June 30, 2023 was approximately $(0.7) million compared to income tax provision of approximately $(0.2) million for the six months ended June 30, 2022. Income tax provision for the six months ended June 30, 2023 and 2022 accounted for approximately 30.5% and 18.1% of earnings (loss) before income taxes of approximately $(2.2) million and approximately $(1.2) million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision comprised substantially of a deferred tax asset in the form of an operating loss carryforward. No valuation allowance against the deferred tax asset was accounted for due to the indefinite life of the asset.

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

Net Earnings (Loss)

Our net loss for the six months ended June 30, 2023 was approximately $1.5 million, compared to a net loss of approximately $1.0 million for the six months ended June 30, 2022. This change was primarily due to the reasons described above for the increase in operating expenses and the increase in purchasing costs. These factors were partially offset by the increase in sales during the six months ended June 30, 2023 from the acquisition of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller to approximately $5.5 million in aggregate, from approximately $2.7 million from the acquisition of the assets of G.A.P. Promotions during the six months ended June 30, 2022, and the increase of approximately $3.4 million from recurring organic sales during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of approximately $15.3 million and investments of approximately $10.3 million. We have financed our operations primarily through cash generated from our initial public offering in November 2021, private placement in December 2021, operations, and bank borrowings, including a secured revolving demand line of credit that was opened with Salem Five Cents Savings Bank in November 2021 for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended June 30, 2024 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$2,327,231	$(2,241,841)
Net cash provided by (used in) investing activities	(1,723,425)	(729,833)
Net cash provided by (used in) financing activities	(586,363)	(1,053,088)
Net increase (decrease) in cash and cash equivalents	17,443	(4,024,762)
Cash and cash equivalents at beginning of period	15,253,756	32,226,668
Cash and cash equivalents at end of period	$15,271,199	$28,201,906

Net cash provided by operating activities was approximately $2.3 million for the six months ended June 30, 2023, as compared to net cash used in operating activities of approximately $2.2 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, decreases in accounts receivable, inventory, and accounts payable, as well as increases in deposits, unearned revenue, and rewards program liability were the primary drivers of the net cash provided by operating activities. For the six months ended June 30, 2022, increases in accounts receivable, inventory, unearned revenue and rewards program liability along with a decrease in accounts payable were the primary drivers of the net cash used in operating activities. The change of net cash provided by operating activities for the six months ended June 30, 2023 compared to the net cash used in operating activities for the six months ended June 30, 2022 occurred in the normal course of business due to growth in organic business.

Net cash used in investing activities was approximately $1.7 million for the six months ended June 30, 2023, as compared to net cash used in investing activities of approximately $0.7 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, asset acquisitions, purchases of investments and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. For the six months ended June 30, 2022, asset acquisitions and additions to software-related property and equipment were the primary drivers of the net cash used in investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to purchases of investments and additions to software-related property and equipment.

Net cash used in financing activities was approximately $0.6 million for the six months ended June 30, 2023, as compared to net cash used in financing activities of approximately $1.1 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, net cash used in financing activities consisted primarily of payments related to a contingent earn-out liability. For the six months ended June 30, 2022, net cash used in financing activities consisted primarily of payments related to a contingent earn-out liability and the repurchase of our common stock under our stock repurchase program offset by net proceeds received from the exercise of our publicly-traded warrants. The decrease in net cash used in financing activities was primarily due to the non-recurrence of repurchases of our common stock under our stock repurchase program during the six months ended June 30, 2023.

Stock Repurchase Program

As initially announced on February 23, 2022, under our stock repurchase program, we may repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18. Our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management. Repurchases will also only be made in accordance with the Company’s insider trading policy as if such purchases were made by a person covered by the policy. Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter. There is no defined number of shares to be repurchased over a specified timeframe through the life of the stock repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. Stock repurchases are paid using cash generated by operations.

In connection with our stock repurchase program, on May 23, 2022, we announced that we had established a trading plan with B. Riley intended to qualify under Rule 10b-18. In May 2023, we renewed the trading plan. The trading plan instructs B. Riley to repurchase shares of common stock for our account in accordance with Rule 10b-18 and our instructions. Repurchases under the trading plan may continue until the trading plan terminates in June 2024 unless terminated earlier or extended.

As of June 30, 2023, we had repurchased a total of 1,777,657 shares of common stock for total payments of $3,332,405, and $6,667,595 remained available under the stock repurchase program for future stock repurchases. During the three months ended June 30, 2023, we did not repurchase any shares.

Debt

On November 22, 2021, we entered into a Revolving Demand Line of Credit Loan Agreement (the “Line of Credit Agreement”), with Salem Five Cents Savings Bank (the “Lender”), for aggregate loans of up to $7 million (the “Line of Credit”), evidenced by a Revolving Demand Line of Credit Note, also dated November 22, 2021 (the “Note”). The Line of Credit and Note are secured by a first priority security interest in all assets and property of the Company, as provided in the Security Agreement, also dated November 22, 2021, between the Lender and the Borrower (the “Security Agreement” and together with the Line of Credit Agreement and the Note, the “Line of Credit Documents”), and as described below.

The amount available under the Line of Credit is the lesser of $7.0 million or the sum of (x) 80% of the then-outstanding amount of Eligible Accounts (as defined below), plus (y) 50% of Eligible Inventory (as defined below); minus 100% of the aggregate amount then drawn under the Line of Credit for the account of the Company. In addition, advances based upon Eligible Inventory must be capped at all times at $2,000,000. “Eligible Accounts” are defined as accounts that meet a number of requirements, including, unless otherwise approved by the Lender, being less than 90 days from the date of invoice not subject to any prior assignment, claim, lien, or security interest, not subject to set-off, credit, allowance or adjustment by the account debtor, arose in the ordinary course of the Company’s business, not an intercompany obligation, not subject to notice of bankruptcy or insolvency of the account debtor, not owed by an account debtor whose principal place of business is outside the United States, not a government account, not be evidenced by promissory notes, and not one of the accounts owed by an account debtor 25% or more of whose accounts are 90 or more days past invoice date; or otherwise not deemed acceptable by the Lender in accordance with its normal credit policies. “Eligible Inventory” means all finished goods, work in progress and raw materials and component parts of inventory owned by the Company. It does not include any inventory held on consignment or not otherwise owned by the Company; any inventory which has been returned by a customer or is damaged or subject to any legal encumbrances other than a first priority security interest held by the Company; any inventory which is not in the possession of the Company; any inventory which is held by the Company on property leased by the Company unless the Lender has received a landlord lien waiver and collateral access agreement from the lessor of such property satisfactory to the Lender; any inventory which is not located within the United States; any inventory which the Lender reasonably deems to be obsolete or non-marketable; and any inventory not subject to a first priority fully perfected lien held by the Lender.

The Line of Credit is subject to interest at the prime rate plus 0.5% per annum. The Company must repay interest on Line of Credit proceeds on a monthly basis. The Line of Credit will continue indefinitely, subject to the Lender’s demand rights and the Company’s ongoing affirmative and other obligations under the Line of Credit Documents, as summarized below.

The Company may freely draw upon the Line of Credit subject to the Lender’s right to demand complete repayment of the Line of Credit at any time. Late payments are subject to a late payment charge of 5%. In the event of failure to repay the Line of Credit after the Lender makes demand for full repayment, the interest rate will increase by 10%. The Note may be prepaid at any time without penalty. The Lender may assign the Note without the Company’s consent.

Under the Security Agreement and the other Line of Credit Documents, the Company granted the Lender a first priority security interest in all of its assets, including both assets owned as of the date of the Line of Credit and afterwards, as collateral for full repayment of the Line of Credit. The Lender may file Uniform Commercial Code financing statements with any jurisdiction and with sufficient descriptions of the property to perfect its security interest in all of the Company’s current and future assets. Upon default of the Line of Credit, the Lender may accelerate repayment of the Line of Credit, take possession of the Company’s assets, assign a receiver over the Company’s assets, and enforce other rights as to the Company’s assets as secured creditor. The Company must pay for all of the Lender’s reasonable legal fees and expenses incurred to enforce its rights under the Line of Credit Documents.

Under the Line of Credit Agreement, the Company is required to continue its current business of outsourced marketing solutions, and, without the prior consent of the Lender, the Company may not acquire in whole or in part any other company or business and shall not engage in any other business or open any other locations. The Company must use the proceeds of the Line of Credit only in connection with the general and ordinary operations of its business and for the purpose of general working capital for accounts receivable and inventory purchases.

The Line of Credit is also subject to ongoing affirmative obligations of the Company, including: Making punctual repayment of the Line of Credit amount; maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another Certified Public Accountant acceptable to the Lender; allowing the Lender to inspect its accounting books and records; furnishing audited, quarterly, monthly and other financial statements to the Lender; making payment of Lender’s reasonable expenses for a field exam in 2022; allowing the Lender to communicate with its accountants; maintaining its properties in good repair subject to ordinary wear and tear; obtaining replacement-cost insurance for its property with the Lender as Mortgagee/Loss Payee; causing management contracts for the Company’s properties to be subordinated to the rights of the Lender; and allowing no change of property management company without the prior written consent of the Lender.

The Line of Credit is further subject to the Company meeting the following financial requirements: (a) “Debt Service Coverage Ratio” defined as cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, shareholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; and (b) “Minimum Net Worth” defined as minimum net worth of $2,000,000 at December 31, 2021, $2,750,000 at December 31, 2022, and $3,500,000 at December 31, 2023.

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

The foregoing summary of the Line of Credit Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Line of Credit Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K filed with the SEC on November 26, 2021.

In connection with the Line of Credit Agreement, on November 22, 2021, the Company, the Lender and Harte Hanks Response Management/ Boston, Inc. (the “Warehouse Provider”), the lessor of certain warehouse facilities to the Company, executed a Warehouseman’s Waiver in favor of the Lender (the “Warehouseman’s Waiver”). Under the Warehouseman’s Waiver, the Warehouse Provider disclaimed any interest in the property of the Company stored on the premises (the “Collateral”), and agreed not to interfere with the Lender’s enforcement of its rights in the Collateral. The Warehouse Provider further agreed to provide notice to the Lender of any default by the Company of its obligations as to the Warehouse Provider, and to give the Lender at least 30 days to exercise its rights, which period may be extended by the Lender up to 60 days upon its payment of the per-diem rental amount. After that period, unless the default has been cured by the Lender, the Warehouse Provider may dispose of such Collateral as it deems fit. Upon the receipt of written notice from the Lender and until such notice is rescinded, the Warehouse Provider shall only honor instructions from the Lender with respect to the Collateral, including any direction from the Lender to dispose of all or any portion of the Collateral at any time, without any further consent or instruction from Company.

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 26, 2021.

As of June 30, 2023 and December 31, 2022, we had not drawn any funds from the Line of Credit under the Line of Credit Agreement.

Contractual Obligations

Wildman Imprints Assets Acquisition

On August 24, 2020, we entered into an Asset Purchase Agreement, or the WBG Asset Purchase Agreement, to acquire inventory, fixed assets, and a customer list of Wildman Imprints. The acquisition closed on September 26, 2020. In connection with the asset acquisition, the customer list was purchased in part under the following earn-out payment terms. The required earn-out payments are equal to 15% of the Gross Profit (as defined by the WBG Asset Purchase Agreement) earned from the sale of product to the customer list for the first year following the date of the agreement and 30% for the second and third years following the date of the agreement. Earn-out payments are due within 30 days of the anniversary date of the agreement for the first year and within 30 days of each quarter for the second and third year following the date of the agreement. Any additional Wildman Imprints accounts with a strong history that are purchased will have the same earn-out terms. Additional payments are due for certain referred accounts in the amount of 5% of sales for the first year following the referral date, 3% of sales for the second year following the referral date, and 1% of sales for the third year following the referral date. At June 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $255,051 and $742,874, respectively. The foregoing description of the WBG Asset Purchase Agreement is qualified in its entirety by reference to the full text of the WBG Asset Purchase Agreement, a copy of which is attached as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of June 30, 2023 and December 31, 2022 for the inventory and property and equipment purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three-year earn-out period. The Company anticipates that the note will be paid in full in 2023, accordingly the note payable has been classified as current on the balance sheet as of June 30, 2023. We expect no deficiencies in our ability to make the payments required under the asset purchase agreement. The aggregate purchase price was $2,937,222, as follows:

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

The purchase price included cash payments as follows: $500,000 in cash, subject to adjustment, plus additional cash for the certain inventory on hand at cost; $180,000 due January 31, 2023; and $300,000 due January 31, 2024. The Company also issued 46,083 shares of restricted common stock to the principal owner of G.A.P. Promotions.

The seller is also entitled to receive the following earn-out payments to the extent that the acquired business achieves the applicable Gross Profit (as defined by the G.A.P. Promotions Asset Purchase Agreement) targets: (1) An earn-out payment equal to 70% of annual Gross Profit of the acquired business to the extent Gross Profit is above $1,500,000 for the trailing 12-month period from the first anniversary of the closing date, subject to deductions for certain inventory and accounts receivables that are not purchased or paid for by customers; and (2) an earn-out payment equal to 70% of annual Gross Profit of the acquired business to the extent Gross Profit is above $1,500,000 for the trailing 12-month period from the second anniversary of the Closing Date. Earn-out payments are due within 30 days from the date on which they are determined to be owed.

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, “Business Combinations” (“FASB ASC 805”), the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $3,245,872 as of June 30, 2023.

Fair Value of Identifiable Assets Acquired:

Inventory	$91,096
Working Capital	879,486
Intangible - Customer List	2,275,290
Total	$3,245,872

Consideration Paid:

Cash	1,510,872
Restricted Stock	100,000
Contingent Earn-Out Liability	1,635,000
Total	$3,245,872

For further discussion relating to this transaction, see Notes J and N to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q, Item 1.01 of our Current Report on Form 8-K filed with the SEC on January 26, 2022, and Items 1.01 and 2.01 of our Current Report on Form 8-K filed with the SEC on February 1, 2022. The foregoing description of the G.A.P. Promotions Asset Purchase Agreement and assets acquired from G.A.P. Promotions is qualified in its entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.1 and Exhibit 2.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, respectively.

Trend Brand Solutions Assets Acquisition

On August 31, 2022, the Company closed on an asset purchase agreement, dated as of July 13, 2022, as amended on August 31, 2022, to acquire cash, accounts receivable, inventory, fixed assets, and a customer list from Trend Brand Solutions, or the Trend Asset Purchase Agreement.

The purchase price included cash payments as follows: $175,000 in cash, plus additional cash for the certain inventory on hand at cost and the depreciated value of certain fixed assets, on the closing date; $37,500 within 45 days of August 31, 2023, (ii) $37,500 within 45 days of August 31, 2024, (iii) $25,000 within 45 days of August 31, 2025, and (iv) $25,000 within 45 days of August 31, 2026. These amounts are subject to deductions for certain outstanding indebtedness and unsold inventory and working capital adjustments. Pursuant to the Trend Asset Purchase Agreement, prior to closing, the Company also made a short-term loan to the seller of $162,174.66 for the repayment of the seller’s existing loan to the U.S. Small Business Administration in the same amount (the “SBA Note”). At the closing, the SBA Note was repaid by deduction from the cash purchase price. The Company also issued 54,642 shares of restricted common stock to the principal stockholder of Trend Brand Solutions.

The seller is also entitled to receive up to four annual earn-out payments in an amount equal to 40% of annual Gross Profit (as defined by the Trend Asset Purchase Agreement) of the acquired business to the extent that Gross Profit is in excess of $800,000, such annual Gross Profit to be determined based on the immediately trailing 12-month period prior to the applicable closing date anniversary. If the seller is determined to be entitled to an earn-out payment, such earn-out payment will be paid on the date that is ten days from the date of such determination.

In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $2,193,166 as of June 30, 2023.

Fair Value of Identifiable Assets Acquired:

Cash	$63,624
Accounts Receivable	346,822
Inventory	108,445
Fixed Assets	14,444
Intangible – Customer List	1,659,831
Total	$2,193,166

Consideration Paid:

Cash	$1,488
Assumption of Liabilities	721,334
Restricted Stock	100,000
Contingent Earn-Out Liability	1,370,344
Total	$2,193,166

For further discussion see Notes J and N to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q, Item 1.01 of our Current Report on Form 8-K filed with the SEC on July 19, 2022, and Items 1.01 and 2.01 of our Current Report on Form 8-K filed with the SEC on September 7, 2022. The foregoing description of the Trend Asset Purchase Agreement and assets acquired from Trend Brand Solutions is qualified in its entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.3 and Exhibit 2.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, respectively.

Premier NYC Assets Acquisition

On December 20, 2022, the Company closed on an asset purchase agreement, dated as of November 29, 2022, or the Premier NYC Asset Purchase Agreement, to acquire cash, accounts receivable, and a customer list from Premier NYC.

The purchase price included cash payments as follows: $100,000 in cash, subject to working capital adjustments, on the closing date; $60,000 within 30 days of December 20, 2023, (ii) $40,000 within 30 days of December 20, 2024, and (iii) $30,000 within 30 days of December 20, 2025. These amounts are subject to deductions for certain outstanding indebtedness.

The seller is also entitled to receive up to three annual earn-out payments in an amount equal to 45% of annual Gross Profit (as defined by the Premier NYC Asset Purchase Agreement) of the acquired business to the extent that Gross Profit is in excess of $350,000, such annual Gross Profit to be determined based on the immediately trailing 12-month period prior to the applicable closing date anniversary. If the seller is determined to be entitled to an earn-out payment, such earn-out payment will be paid on the date that is ten days from the date of such determination.

In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $1,390,533 as of June 30, 2023.

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

T R Miller Asset Acquisition Agreement

As previously reported in our Current Report on Form 8-K filed on January 31, 2023 (the “January 2023 Form 8-K”), on January 25, 2023, we entered into an Asset Purchase Agreement (the “T R Miller Purchase Agreement”) with T R Miller and Thomas R. Miller (the “Miller Stockholder”), pursuant to which we agreed to acquire substantially all of the assets of T R Miller used in T R Miller’s branding, marketing and promotional products and services business (the “T R Miller Business”). The T R Miller Business had existing operations and generated revenues. As previously reported, the T R Miller Purchase Agreement provided that the aggregate purchase price for the T R Miller Business would consist of cash payments by the Company to T R Miller at and following the consummation of the transactions contemplated by the T R Miller Purchase Agreement (the “T R Miller Closing”), subject to certain adjustments, as described in the January 2023 Form 8-K.

As previously reported in our Current Report on Form 8-K filed on June 1, 2023 (the “June 2023 Form 8-K”), on June 1, 2023, the T R Miller Closing was completed. Pursuant to the T R Miller Purchase Agreement, the Company paid T R Miller $2,154,230.21 in cash, reflecting the purchase price of $1,000,000 as adjusted by a $1,123,071.82 working capital adjustment; no adjustment for indebtedness as of the date and time of the T R Miller Closing (the “T R Miller Closing Date”) that was not part of the Assumed Liabilities (as defined in the T R Miller Purchase Agreement); no separate amount for any Inventory (as defined in the T R Miller Purchase Agreement) that was on hand and owned by Seller as of the T R Miller Closing Date, as such amount was included in the working capital adjustment; and first and last month’s rent under the Miller Lease Agreement (as defined below) of $14,962.50 and $16,195.89, respectively.

Following the T R Miller Closing, the Company will make (a) installment payments equal to (i) $400,000 on the first anniversary of the T R Miller Closing Date, (ii) $300,000 on the second anniversary of the T R Miller Closing Date, (iii) $200,000 on the third anniversary of the T R Miller Closing Date, and (iv) $200,000 on the fourth anniversary of the T R Miller Closing Date, each such installment payment subject to adjustment for certain uncollected accounts receivable amounts outstanding after the first 12 months following the T R Miller Closing; and (b) four annual earn-out payments, each equal to (i) 45% of the annual Gross Profit (as defined in the T R Miller Purchase Agreement) of T R Miller above $4,000,000 with respect to certain customers of T R Miller or primarily resulting from the efforts of the Miller Stockholder or certain employees or independent contractors of T R Miller, plus (ii) 25% of the annual Gross Profit above $4,000,000 with respect to customers primarily resulting from the past or future efforts of the Company that are assigned to and primary responsibility of any employee or independent contractor of T R Miller as designated by the T R Miller Purchase Agreement, for the trailing 12-month period, as of the first, second, third, and fourth anniversary of the T R Miller Closing Date, each such Earn Out Payment subject to adjustment as set forth in the T R Miller Purchase Agreement.

The timing and manner of the remaining working capital adjustments or payments and the earn-out payments, and the resolution of any disagreements as to such adjustments or payments, will follow the procedures provided by the T R Miller Purchase Agreement.

In addition, as of the T R Miller Closing Date, the Company undertook to perform or otherwise pay, satisfy and discharge as of the T R Miller Closing the Assumed Liabilities (as defined in the T R Miller Purchase Agreement).

The T R Miller Purchase Agreement also contained additional representations, warranties, covenants, indemnification provisions and other terms which are described in the January 2023 Form 8-K.

Pursuant to the T R Miller Purchase Agreement, in connection with the T R Miller Closing, the Company, as tenant, and Miller Family Walpole LLC, as landlord (the “Miller Landlord”), entered into a lease agreement for a warehouse facility used by the T R Miller Business, dated May 31, 2023 (the “Miller Lease Agreement”). The Miller Lease Agreement provides for base rent of $179,550.00 in the first year of the lease and an increase of 2% per annum in each subsequent year. We may extend the term for an additional five years upon the same base rent terms upon 12 months’ notice. We will be responsible for all property and other taxes and expenses related to the facility except for maintenance of certain structural elements. The initial lease term commenced on June 1, 2023 and terminates on May 31, 2028. We may assign our rights to the lease and property at the facility as collateral to a lender. The Miller Landlord is also required to execute a landlord lien waiver and collateral access agreement upon request. The Miller Lease Agreement contains provisions for minimum insurance, mutual indemnification from certain claims relating to the Miller Lease Agreement, and customary default and related termination and remedy provisions. The foregoing description of the Miller Lease Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.1 to the June 2023 Current Report.

In addition, the Company entered into (i) a consulting agreement with the Miller Stockholder providing for certain consulting services to the Company for a period of three years following the T R Miller Closing Date and (ii) an employment agreement with Stacy Miller.

The foregoing references to the terms and conditions of the T R Miller Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the January 2023 Form 8-K, and to the full text of the agreement attached to the January 2023 Form 8-K as Exhibit 2.1.

There were no material relationships, other than in respect of the transaction, between T R Miller, the Miller Stockholder, and the Company or any of the Company’s affiliates, including any director or officer of the Company, or any associate of any director or officer of the Company.

Property Leases

The following is a schedule by years of future minimum lease payments:

2024	$501,393
2025	482,074
2026	187,115
2027	190,854
2028	161,960
$1,523,396

Rent expense for the six months ended June 30, 2023 and 2022 totaled $220,712 and $221,901, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At June 30, 2023 and December 31, 2022, the Company had net deposits totaling $8,875,000 and $6,000,000, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Line of Credit described above. As stated above, as of June 30, 2023 and December 31, 2022, we had not drawn any funds from the Line of Credit under the Line of Credit Agreement.

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

We believe that the assumptions and estimates associated with investments, inventory valuation, intangible assets, revenue recognition, stock-based compensation expense and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Notes A.3. through A.20. to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recent Accounting Pronouncements in Note A.21. to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2023. For a description of the Company’s stock repurchase program, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 25, 2023, by and among Stran & Company, Inc., T R Miller Co., Inc. and Thomas R. Miller (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2023)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
10.1	Land and Building Lease Agreement, dated May 31, 2023, between Miller Family Walpole LLC and Stran & Company, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)