Form 10-Q
period 2023-09-30
Stran & Company, Inc.
filed 2023-11-06
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 6, 2023, there were 18,573,091 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash & Cash Equivalents	$9,435,090	$15,253,756
Investments	10,257,675	9,779,355
Accounts Receivable, Net	16,530,027	14,442,626
Deferred Income Taxes	1,334,000	841,000
Inventory	6,903,305	6,867,564
Prepaid Corporate Taxes	87,459	87,459
Prepaid Expenses	796,018	386,884
Deposits	2,886,051	910,486
	48,229,625	48,569,130

PROPERTY AND EQUIPMENT, NET:	1,413,870	1,000,090

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	10,313,107	6,272,205
Right of Use Asset - Office Leases	1,344,160	784,683
	11,657,267	7,056,888
	$61,300,762	$56,626,108

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$3,083,215	$1,809,874
Current Portion of Lease Liability	460,464	324,594
Accounts Payable and Accrued Expenses	4,858,590	4,051,657
Accrued Payroll and Related	1,224,071	608,589
Unearned Revenue	4,268,990	633,148
Rewards Program Liability	2,750,000	6,000,000
Sales Tax Payable	278,945	365,303
Note Payable - Wildman	-	162,358
	16,924,275	13,955,523

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liabilities	4,883,265	2,845,944
Long-Term Lease Liability	858,214	460,089
	5,741,479	3,306,033

STOCKHOLDERS’ EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 18,521,332 and 18,475,521 Shares Issued and Outstanding as of September 30, 2023 and December 31, 2022, respectively	1,853	1,848
Additional Paid-In Capital	38,397,861	38,279,151
Retained Earnings	235,294	1,083,553
	38,635,008	39,364,552
	$61,300,762	$56,626,108

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

SALES	$19,303,335	$13,576,072	$52,549,688	$40,642,559

COST OF SALES:
Purchases	11,603,364	8,388,856	32,437,178	25,843,023
Freight	1,328,603	939,865	3,970,268	3,573,830
	12,931,967	9,328,721	36,407,446	29,416,853

GROSS PROFIT	6,371,368	4,247,351	16,142,242	11,225,706

OPERATING EXPENSES:
General and Administrative Expenses	5,939,694	4,896,386	18,369,963	13,152,774
	5,939,694	4,896,386	18,369,963	13,152,774

EARNINGS (LOSS) FROM OPERATIONS	431,674	(649,035)	(2,227,721)	(1,927,068)

OTHER INCOME AND (EXPENSE):
Other Income	242,009	20,471	313,738	92,124
Interest Income (Expense)	183,156	(2,881)	467,415	(9,023)
Unrealized Gain (Loss) on Investments	35,770	(231,214)	134,352	(231,214)
	460,935	(213,624)	915,505	(148,113)

EARNINGS (LOSS) BEFORE INCOME TAXES	892,609	(862,659)	(1,312,216)	(2,075,181)

PROVISION FOR INCOME TAXES	208,000	(174,507)	(463,957)	(393,772)

NET EARNINGS (LOSS)	684,609	(688,152)	(848,259)	(1,681,409)

NET EARNINGS (LOSS) PER COMMON SHARE
Basic and Diluted	$0.04	$(0.03)	$(0.05)	$(0.09)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	18,515,206	19,702,136	18,515,206	19,702,136

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	46,083	5	99,995	-	100,000
Stock-Based Compensation	56,264	6	118,686	-	118,692
Net Earnings (Loss)	-	-	-	(545,814)	(545,814)
Balance, March 31, 2022	20,127,788	2,014	41,273,665	1,316,180	42,591,859
Stock-Based Compensation	11,542	1	48,290	-	48,291
Stock Repurchase Program	(1,000,000)	(100)	(1,993,410)	-	(1,993,510)
Net Earnings (Loss)	-	-	-	(447,443)	(447,443)
Balance, June 30, 2022	19,139,330	$1,915	$39,328,545	$868,737	$40,199,197
Asset Acquisition	54,642	5	99,995	-	100,000
Stock-Based Compensation	10,893	1	45,384	-	45,385
Stock Repurchase Program	(667,545)	(67)	(1,182,338)	-	(1,182,405)
Net Earnings (Loss)	-	-	-	(688,152)	(688,152)
Balance, September 30, 2022	18,537,320	$1,854	$38,291,586	$180,585	$38,474,025

Balance, January 1, 2023	18,475,521	$1,848	$38,279,151	$1,083,553	$39,364,552
Stock-Based Compensation	7,813	1	27,382	-	27,383
Net Earnings (Loss)	-	-	-	(694,538)	(694,538)
Balance, March 31, 2023	18,483,334	1,849	38,306,533	389,015	38,697,397
Stock-Based Compensation	57,500	6	110,049	-	110,055
Net Earnings (Loss)	-	-	-	(838,330)	(838,330)
Balance, June 30, 2023	18,540,834	$1,855	$38,416,582	$(449,315)	$37,969,122
Stock-Based Compensation	-	-	5,580	-	5,580
Stock Repurchase Program	(19,502)	(2)	(24,301)	-	(24,303)
Net Earnings (Loss)	-	-	-	684,609	684,609
Balance, September 30, 2023	18,521,332	$1,853	$38,397,861	$235,294	$38,635,008

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)	$(848,259)	$(1,681,409)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Deferred Income Taxes (Credit)	(493,000)	(432,800)
Depreciation and Amortization	1,039,320	496,827
Debt Forgiveness	(162,358)	-
Intangible Asset Impairment, Net	(142,149)	(66,785)
Stock-Based Compensation	143,018	212,368
Unrealized Gain on Investments	(134,352)	231,214
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	(2,087,401)	(1,314,252)
Inventory	(35,741)	(1,887,586)
Prepaid Expenses	(409,134)	(13,772)
Deposits	(1,975,565)	281,079
Accounts Payable and Accrued Expenses	806,933	(2,136,562)
Accrued Payroll and Related	615,482	(143,289)
Unearned Revenue	3,635,842	(152,250)
Rewards Program Liability	(3,250,000)	(43,878)
Sales Tax Payable	(86,358)	114,333
	(3,383,722)	(6,536,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset Acquisition, Net of Cash Acquired	(660,340)	(449,857)
Additions to Property and Equipment	(794,486)	(350,108)
Purchase of Investments	(369,452)	(9,929,617)
	(1,824,278)	(10,729,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt Reduction:
Contingent Earn-Out Liabilities	(586,363)	(525,109)
Stock Repurchase	(24,303)	(3,175,915)
Proceeds from Warrants Exercised	-	1,037,362
	(610,666)	(2,663,662)

NET INCREASE (DECREASE) IN CASH	(5,818,666)	(19,930,006)

CASH - BEGINNING	15,253,756	32,226,668
CASH - ENDING	$9,435,090	$12,296,662

The accompanying notes are an integral part of these unaudited financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2023	2022
Cash Paid During The Period For:
Interest	$-	$4,747
Income Taxes	$29,043	$85,163

Schedule of Noncash Investing and Financing Transactions:
Cost of Property and Equipment	$-	$364,552
Equipment Acquired in Asset Acquisition	-	(14,444)
Cash Used for Purchase of Property and Equipment	$-	$350,108

Non-Cash G.A.P. Promotions Asset Acquisition	$-	$1,735,000

Non-Cash Trend Brand Solutions Asset Acquisition	$-	$1,470,344

Non-Cash T R Miller Asset Acquisition	$4,551,095	$-

Reduction in Contingent Earnout Liabilities	$654,069	$70,406
Reduction in Intangible Asset Associated With Contingent Earnout Liabilities	(654,069)	(70,406)
	$-	$-

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

All performance obligations are satisfied at a point in time.

13.	Freight - The Company includes freight charges as a component of cost of goods sold.

14.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of September 30, 2023 and 2022, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

15.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

16.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

17.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

18.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

19.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

20.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

21.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

22.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through November 6, 2023, the date in which the financial statements were available to be issued.

B.	INVESTMENTS:

The Company’s investments consisted of the following as of September 30, 2023:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$513,724	$-	$513,724
Corporate Bonds	4,158,523	(141,333)	4,017,190
Mutual Funds	740,188	9,823	750,011
US Treasury Bills	5,028,228	(51,478)	4,976,750
	$10,440,663	$(182,988)	$10,257,675

The Company’s investments consisted of the following as of December 31, 2022:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$487,324	$-	$487,324
Corporate Bonds	4,540,067	(136,273)	4,403,794
Mutual Funds	-	-	-
US Treasury Bills	4,931,084	(42,847)	4,888,237
	$9,958,475	$(179,120)	$9,779,355

C.	FAIR VALUE MEASUREMENTS:

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

As of September 30, 2023 and December 31, 2022, all investments are classified as level 1.

D.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at September 30, 2023 and December 31, 2022, there was an allowance for doubtful accounts of $249,965 and $264,160, respectively.

E.	INVENTORY:

Inventory consists of the following as of:

	September 30,	December 31,
	2023	2022
Finished Goods (branded products)	$6,240,606	$6,557,040
Goods in Process (un-branded products)	662,699	310,524
	$6,903,305	$6,867,564

F.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of:

	September 30,	December 31,
	2023	2022
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	549,465	501,395
Software	2,271,792	1,525,376
Transportation Equipment	62,424	62,424
	2,889,345	2,094,859
Accumulated Depreciation	(1,475,475)	(1,094,769)
	$1,413,870	$1,000,090

G.	INTANGIBLE ASSET - Customer Lists:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At September 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $484,981 and $299,912, respectively.

Amortization expense related to intangible asset - customer list was $143,586 and $158,952 for the nine months ended September 30, 2023 and 2022.

Estimated future amortization expense for the years:

2023	$176,871
2024	176,871
2025	176,871
2026	176,871
2027	176,871
$884,355

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At September 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $469,000 and zero, respectively.

Amortization expense related to intangible asset - customer lists was $139,379 and $151,686 for the nine months ended September 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$180,629
2024	180,629
2025	180,629
2026	180,629
2027	180,629
$903,145

Trend Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,659,831. The intangible asset - customer list is amortized over 10 years. At September 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $124,487 and $13,832 for the nine months ended September 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$165,983
2024	165,983
2025	165,983
2026	165,983
2027	165,983
$829,916

Premier Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,032,600. The intangible asset - customer list is amortized over 10 years. At September 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $77,445 and zero for the nine months ended September 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$103,260
2024	103,260
2025	103,260
2026	103,260
2027	103,260
$516,300

T R Miller Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $5,292,205 after post-closing adjustments of $339,660. The intangible asset - customer list is amortized over 10 years. At September 30, 2023 and December 31, 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $173,715 and zero for the nine months ended September 30, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2023	$521,144
2024	521,144
2025	521,144
2026	521,144
2027	521,144
$2,605,720

H.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Cost of Sales - Purchases	$4,064,327	$3,571,942
Other Payables and Accrued Expenses	794,263	479,715
	$4,858,590	$4,051,657

I.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at September 30, 2023 and December 31, 2022, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At September 30, 2023 and December 31, 2022, the interest rate was 9.00% and 8.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

J.	contingent earn-out liabilities:

Wildman Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for years 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly thereafter. At September 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $151,441 and $742,874, respectively. At September 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to zero.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to seventy percent (70%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the anniversary date of the purchase. At September 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $986,000 and $649,000, respectively. At September 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to zero and $986,000, respectively.

Trend Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty percent (40%) of the gross profit over $800,000 earned from the sale of product to the customer list for years 1 through 4 in addition to fixed payments of $37,500 for years 1 and 2 and $25,000 for years 3 and 4, respectively. Payments are due on the anniversary date of the purchase. At September 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $420,500 and $155,000, respectively. At September 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $949,844 and $1,214,844, respectively.

Premier Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $350,000 earned from the sale of product to the customer list for years 1 through 3 in addition to fixed payments of $60,000 for year 1, $40,000 for year 2, and $30,000 for year 3. Payments are due on the anniversary date of the purchase. At September 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $262,500. At September 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $645,100.

T R Miller Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $4,000,000 earned from the sale of product to the customer list for years 1 through 4 in addition to a fixed payments of $400,000 for year 1, $300,000 for year 2, and $200,000 for years 3 and 4. Payments are due on the anniversary date of the purchase. At September 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $1,262,774 and zero, respectively. At September 30, 2023 and December 31, 2022, the long-term portion of the earn-out liability amounted to $3,288,321 and zero, respectively.

K.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At September 30, 2023 and December 31, 2022, the Company had unearned revenue totaling $4,268,990 and $633,148, respectively.

	September 30,	December 31,
	2023	2022
Balance at January 1,	$633,148	$721,608
Revenue Recognized	(52,549,688)	(58,953,467)
Amounts Collected or Invoiced	56,185,530	58,865,007
Unearned Revenue	$4,268,990	$633,148

L.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At September 30, 2023 and December 31, 2022, the company had deposits totaling $2,750,000 and $6,000,000, respectively.

M.	Note Payable - wildman:

In connection with the asset acquisition as discussed in Note N, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three years earn-out period as discussed in Note J. At September 30, 2023 and December 31, 2022, the note totaled $0 and $162,358, respectively.

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

Fair Value of Identifiable Assets Acquired:

Working Capital, Net	$1,462,732
Intangible - Customer List	5,211,435
$6,674,167

Consideration Paid:
Cash	$2,123,072
Contingent Earn-Out Liability	4,551,095
$6,674,167

O.	LEASE OBLIGATIONS:

The following is a summary of the Company’s right of use assets and lease liabilities as of:

	September 30,	December 31,
Operating Leases	2023	2022
Right-Of-Use Assets	$1,344,160	$784,683

Lease Liability:
Right-Of-Use Asset - Office Leases - Current	460,464	324,594
Right-Of-Use Asset - Office Leases - Non-Current	858,214	460,089
	$1,318,678	$784,683

Rent expense for the nine months ended September 30, 2023 and 2022 totaled $383,190 and $333,072, respectively.

The following is a schedule by years of future minimum lease payments:

2024	$504,630
2025	399,245
2026	188,359
2027	192,126
2028	97,176
$1,381,536

As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 1.75 years and a weighted average discount rate of 4%.

P.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 18,521,332 and 18,537,320 shares were issued and outstanding at September 30, 2023 and 2022, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

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

Each redeemable publicly-traded warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share as of September 30, 2023, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the IPO, the Company issued the underwriters a total of 149,639 warrants that are exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

As of September 30, 2023 and 2022, warrant holders exercised 659,456 warrants. As of September 30, 2023 and 2022, there were 4,478,134 warrants outstanding.

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

As of September 30, 2023 and 2022 warrant holders have exercised zero warrants. As of September 30, 2023 and 2022, there were 5,596,061 warrants outstanding.

Stock Purchase Warrants

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2023 and 2022:

	Numbers of Warrants	Weighted Average Exercise	Weighted Average Life
	Outstanding	Price	(Years)
Balance January 1, 2022	10,345,784	$4.90	5
Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$4.81	-
Balance September 30, 2022	10,074,195	$$4.91	5

Balance January 1, 2023	10,074,195	$$4.91	4
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance September 30, 2023	10,074,195	$$4.91	4

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

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - December 31, 2022	1,777,657	$1.87	1,777,657	$6,667,595
January 1, 2023 – September 30, 2023	19,502	$1.22	1,797,159	$6,643,289

Q.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. The number of shares of common stock available for issuance under the 2021 Plan is 873,655 shares of common stock.

Stock-based compensation expense included the following components as of September 30,:

	2023	2022
Stock Options	$30,591	83,182
Restricted Stock	112,427	129,186
	143,018	212,368

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

The Black-Scholes option pricing model assumptions are as follows:

Risk-Free Interest Rate	3.58%
Expected Term	5.5-6.25 years
Expected Volatility	29.24%
Expected Dividends	0%

A summary of option activity under the 2021 Plan as of September 30, 2023 and 2022 and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,587,000	$4.15	$3,045,700
Granted	68,000	$1.80	-
Forfeited or Expired and Other Adjustments	(50,180)	$4.15	-
Outstanding at September 30, 2022	1,604,820	$4.06	$-
Exercisable at September 30, 2022	109,924	$4.06	$-

Outstanding at January 1, 2023	1,558,000	$4.15
Granted	46,000	$1.54	-
Forfeited or Expired and Other Adjustments	(39,001)	$3.11	-
Outstanding at September 30, 2023	1,564,999	$4.12	$-
Exercisable at September 30, 2023	630,228	$4.13	$-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $1.54 and $1.80, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 9 years and 10 years as of September 30, 2023 and 2022, respectively.

Restricted Stock:

Restricted stock consists of time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs). RSUs granted under the 2021 Plan generally vest over 3 to 4 years, based on continued employment, and are settled upon vesting shares of the Company’s common stock on a one-for-one basis. PSUs granted under the 2021 Plan are issued and vest immediately as various performance goals and targets are achieved.

A summary of restricted stock activity under the 2021 Plan as of September 30, and changes during the nine months then ended is presented below:

Restricted Stock	Time- Based
Outstanding at January 1, 2022	154,960
Granted	125,725
Vested	(179,514)
Forfeited	(6,466)
Outstanding at September 30, 2022	94,705

Outstanding at January 1, 2023	64,166
Granted	19,252
Vested	(17,500)
Forfeited	(10,647)
Outstanding at September 30, 2023	55,271

R.	earnings (loss) per share:

The following table presents the computation of basic and diluted net loss per common share as of September 30,:

	2023			2022
	Net Income		Shares	Net Income		Shares
Net Earnings (Loss)	$(848,259)		18,515,206	$(1,681,409)		19,702,136

Basic earnings (loss) per share		$(0.05)			$(0.09)

Effect of dilutive securities:
Warrants			-			-
Stock Options			-			-
	$(848,259)		18,515,206	$(1,681,409)		19,702,136

Diluted earnings (loss) per share		$(0.05)			$(0.09)

For the nine months ended September 30, 2023 and 2022, as a result of the net loss for the year, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Warrants to purchase 10,074,195 shares of common stock outstanding as of September 30, 2023 and 2022, and stock options to purchase 630,228 and 109,924 shares of common stock outstanding as of September 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share.

S.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the nine months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Federal:
Current	$-	$48,282
Deferred	(335,000)	(318,900)
Total	(335,000)	(270,618)

State:
Current	29,043	(9,254)
Deferred	(158,000)	(113,900)
Total	(128,956)	(123,154)

Provision for income taxes	$(463,957)	$(393,772)

The Company has an income tax NOL carryforward related to continued operations as of September 30, 2023 and 2022 of approximately $3,114,000 and $174,400, respectively. As of September 30, 2023 and 2022, the carryforward is recorded as a deferred tax asset of $1,334,000 and $545,800, respectively. Such deferred tax assets can be carried forward indefinitely.

T.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the nine months ended September 30, 2023 and 2022, advertising costs amounted to $365,682 and $211,945, respectively.

U.	MAJOR CUSTOMERs:

For the nine months ended September 30, 2023, the Company had one major customer to which sales accounted for approximately 13.6% of the Company’s revenues. The Company no accounts receivable from this customers.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2022 and 2021, program clients accounted for 82.2% and 75.7% of total revenue, respectively. For the three months ended September 30, 2023 and 2022, program clients accounted for 79.8% and 81.4% of total revenue, respectively, and for the nine months ended September 30, 2023 and 2022, program clients accounted for 80.7% and 82.1% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 42.2% year-over-year in the third quarter of 2023 compared to the third quarter of 2022, and increased 29.3% year-over-year in the first nine months of 2023 compared to the first nine months of 2022, due to higher spending from existing customers as well as business from new customers. Additionally, we benefited from the acquisition of the assets of each of G.A.P. Promotions, LLC, or G.A.P. Promotions, in January 2022, Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), or Trend Brand Solutions, in August 2022, Premier Business Services, or Premier NYC, in December 2022, and T R Miller Co., Inc., or T R Miller, in June 2023, respectively.

As of September 30, 2023, we had approximately $61.3 million of total assets with approximately $38.6 million of total stockholders’ equity.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

	Three Months Ended
Consolidated Operations Data	September 30, 2023	September 30, 2022

SALES	$19,303,335	$13,576,072

COST OF SALES:
Purchases	11,603,364	8,388,856
Freight	1,328,603	939,865
	12,931,967	9,328,721

GROSS PROFIT	6,371,368	4,247,351

OPERATING EXPENSES:
General and Administrative Expenses	5,939,694	4,896,386
	5,939,694	4,896,386

EARNINGS (LOSS) FROM OPERATIONS	431,674	(649,035)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)	242,009	20,471
Interest Income (Expense)	183,156	(2,881)
Unrealized Gain (Loss) on Investments	35,770	(231,214)
	460,935	(213,624)

EARNINGS (LOSS) BEFORE INCOME TAXES	892,609	(862,659)

PROVISION FOR INCOME TAXES	208,000	(174,507)

NET EARNINGS (LOSS)	684,609	(688,152)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 42.2% to approximately $19.3 million for the three months ended September 30, 2023 from approximately $13.6 million for the three months ended September 30, 2022. The increase was primarily due to higher spending from existing customers as well as business from new customers. Additionally, the acquisitions of each of G.A.P. Promotions in January 2022, Trend Brand Solutions in August 2022, Premier NYC in December 2022, and T R Miller in June 2023, respectively, accounted for an aggregate of approximately $3.9 million, or 20.4%, of sales, for the third quarter of 2023, compared to approximately $1.7 million, or 12.6%, of sales, for the third quarter of 2022 from the acquisition of the G.A.P. Promotions assets in January 2022 and the acquisition of the Trend Brand Solutions assets in August 2022, as described in more detail immediately below.

The January 2022 acquisition of the G.A.P. Promotions assets generated approximately $0.6 million of sales for the three months ended September 30, 2023, compared to approximately $1.5 million for the three months ended September 30, 2022. The August 2022 acquisition of the Trend Brand Solutions assets generated approximately $0.5 million of sales for the three months ended September 30, 2023, compared to $0.2 million of sales for the three months ended September 30, 2022. The December 2022 acquisition of the Premier NYC assets generated approximately $0.2 million of sales for the three months ended September 30, 2023, compared to no sales from such assets for the three months ended September 30, 2022. The June 2023 acquisition of the T R Miller assets generated approximately $2.6 million of sales for the three months ended September 30, 2023, compared to no sales from such assets for the three months ended September 30, 2022. Our recurring organic sales, defined as sales excluding revenue from the acquisitions of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller, increased 29.5%, or approximately $3.5 million, to approximately $15.4 million for the three months ended September 30, 2023, compared to approximately $11.9 million for the three months ended September 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing merchandise and freight charges. Our total cost of sales increased 38.6% to approximately $12.9 million for the three months ended September 30, 2023, from approximately $9.3 million for the three months ended September 30, 2022. As a percentage of sales, cost of sales decreased to 67.0% for the three months ended September 30, 2023 from 68.7% for the three months ended September 30, 2022. More specifically, cost of purchases increased to approximately $11.6 million for the three months ended September 30, 2023, or 38.3%, from approximately $8.4 million for the three months ended September 30, 2022. As a percentage of sales, cost of purchases decreased to 60.1% for the three months ended September 30, 2023, from 61.8% for the three months ended September 30, 2022. In addition, freight costs increased to approximately $1.3 million for the three months ended September 30, 2023, or 41.4%, from approximately $0.9 million for the three months ended September 30, 2022. As a percentage of sales, freight costs remained the same at 6.9% for the three months ended September 30, 2023 and 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 42.2% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 50.0% to approximately $6.4 million, or 33.0% of sales, for the three months ended September 30, 2023, from approximately $4.2 million, or 31.3% of sales, for the three months ended September 30, 2022. The increase in the dollar amount of gross profit was due to an increase in sales of approximately $5.7 million for the reasons described above, partially offset by an increase in purchasing and freight costs of approximately $3.6 million in aggregate for the reasons described above.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 21.3%, or approximately $1.0 million, to approximately $5.9 million for the three months ended September 30, 2023 from approximately $4.9 million for the three months ended September 30, 2022. As a percentage of sales, operating expenses decreased to 30.8% for the three months ended September 30, 2023 from 36.1% for the three months ended September 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of approximately $1.0 million, or 21.3%, which in turn was primarily due to additional expenses related to the acquisition of the assets of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller; closing and integration costs relating to the acquisition of T R Miller’s assets; the implementation of an internal commercial enterprise resource planning (“ERP”) system on NetSuite ERP’s platform; ongoing public company expenses; lead generation initiatives; and organic growth in our business.

Other Income and (Expense)

Other income and (expense) consist of other income, interest income (expense), and unrealized gain (loss) on investments. Our other income was $242,009 for the three months ended September 30, 2023, compared to $20,471 for the three months ended September 30, 2022. This change was primarily due to an accrual adjustment to certain earn-out obligations relating to our acquisition of the assets of Wildman Imprints, the former promotional products business division of Wildman Business Group, LLC (“Wildman Imprints”). Our interest income (expense) was $183,156 for the three months ended September 30, 2023, compared to $(2,881) for the three months ended September 30, 2022. This change was primarily due to interest generated from investments. Our unrealized gain (loss) on investments was $35,770 for the three months ended September 30, 2023, compared to $(231,214) for the three months ended September 30, 2022. This change was primarily due to the recording of all investments at estimated fair value.

Provision for Income Taxes

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. Income tax provision for the three months ended September 30, 2023 was approximately $0.2 million compared to income tax provision of approximately $(0.2) million for the three months ended September 30, 2022. Income tax provision for the three months ended September 30, 2023 and 2022 accounted for approximately 23.3% and 20.2% of earnings (loss) before income taxes of approximately $0.9 million and approximately $(0.9) million for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision comprised substantially of a deferred tax asset in the form of an operating loss carryforward. No valuation allowance against the deferred tax asset was accounted for due to the indefinite life of the asset.

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

Net Earnings (Loss)

Our net earnings for the three months ended September 30, 2023 were approximately $0.7 million, compared to a net loss of approximately $0.7 million for the three months ended September 30, 2022. This change was primarily due to the increase in sales during the three months ended September 30, 2023 from the acquisition of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller to approximately $3.9 million in aggregate, from approximately $1.7 million from the acquisition of the assets of G.A.P. Promotions and Trend Brand Solutions during the three months ended September 30, 2022, and the increase of approximately $3.5 million from recurring organic sales during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. These factors were partially offset by the reasons described above for the increase in operating expenses and the increase in purchasing costs.

Comparison of Nine Months Ended September 30, 2023 and 2022

Consolidated Operations Data	Nine Months Ended
	September 30, 2023	September 30, 2022

SALES	$52,549,688	$40,642,559

COST OF SALES:
Purchases	32,437,178	25,843,023
Freight	3,970,268	3,573,830
	36,407,446	29,416,853

GROSS PROFIT	16,142,242	11,225,706

OPERATING EXPENSES:
General and Administrative Expenses	18,369,963	13,152,774
	18,369,963	13,152,774

EARNINGS (LOSS) FROM OPERATIONS	(2,227,721)	(1,927,068)

OTHER INCOME AND (EXPENSE):
Other Income	313,738	92,124
Interest Income (Expense)	467,415	(9,023)
Unrealized Gain (Loss) on Investments	134,352	(231,214)
	915,505	(148,113)

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,312,216)	(2,075,181)

PROVISION FOR INCOME TAXES	(463,957)	(393,772)

NET EARNINGS (LOSS)	(848,259)	(1,681,409)

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 29.3% to approximately $52.5 million for the nine months ended September 30, 2023 from approximately $40.6 million for the nine months ended September 30, 2022. The increase was primarily due to higher spending from existing customers as well as business from new customers. Additionally, the acquisitions of each of G.A.P. Promotions in January 2022, Trend Brand Solutions in August 2022, Premier NYC in December 2022, and T R Miller in June 2023, respectively, accounted for an aggregate of approximately $9.4 million, or 17.9%, of sales, for the nine months ended September 30, 2023, compared to approximately $4.5 million, or 11.0%, of sales, for the nine months ended September 30, 2022 from the acquisition of the G.A.P. Promotions assets in January 2022 and the Trend Brand Solutions asset in August 2022, as described in more detail immediately below.

The January 2022 acquisition of the G.A.P. Promotions assets generated approximately $2.8 million of sales for the nine months ended September 30, 2023, compared to approximately $4.3 million for the nine months ended September 30, 2022. The August 2022 acquisition of the Trend Brand Solutions assets generated approximately $2.0 million of sales for the nine months ended September 30, 2023, compared to approximately $0.2 million from such assets for the nine months ended September 30, 2022. The December 2022 acquisition of the Premier NYC assets generated approximately $0.8 million of sales for the nine months ended September 30, 2023, compared to no sales from such assets for the nine months ended September 30, 2022. The June 2023 acquisition of the T R Miller assets generated approximately $3.7 million of sales for the nine months ended September 30, 2023, compared to no sales from such assets for the nine months ended September 30, 2022. Our recurring organic sales, defined as sales excluding revenue from the acquisitions of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller, increased 19.3%, or approximately $7.0 million, to approximately $43.1 million for the nine months ended September 30, 2023, compared to approximately $36.2 million for the nine months ended September 30, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing merchandise and freight charges. Our total cost of sales increased 23.8% to approximately $36.4 million for the nine months ended September 30, 2023, from approximately $29.4 million for the nine months ended September 30, 2022. As a percentage of sales, cost of sales decreased to 69.3% for the nine months ended September 30, 2023 from 72.4% for the nine months ended September 30, 2022. More specifically, cost of purchases increased to approximately $32.4 million for the nine months ended September 30, 2023, or 25.5%, from approximately $25.8 million for the nine months ended September 30, 2022. As a percentage of sales, cost of purchases decreased to 61.7% for the nine months ended September 30, 2023, from 63.6% for the nine months ended September 30, 2022. In addition, freight costs increased to approximately $4.0 million for the nine months ended September 30, 2023, or 11.1%, from approximately $3.6 million for the nine months ended September 30, 2022. As a percentage of sales, freight costs decreased to 7.6% for the nine months ended September 30, 2023, from 8.8% for the nine months ended September 30, 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 29.3% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 43.8% to approximately $16.1 million, or 30.7% of sales, for the nine months ended September 30, 2023, from approximately $11.2 million, or 27.6% of sales, for the nine months ended September 30, 2022. The increase in the dollar amount of gross profit was due to an increase in sales of approximately $11.9 million for the reasons described above, partially offset by an increase in purchasing and freight costs of approximately $7.0 million in aggregate for the reasons described above.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 39.7%, or approximately $5.2 million, to approximately $18.4 million for the nine months ended September 30, 2023, from approximately $13.2 million for the nine months ended September 30, 2022. As a percentage of sales, operating expenses increased to 35.0% for the nine months ended September 30, 2023 from 32.4% for the nine months ended September 30, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of approximately $5.2 million, or 39.7%, which in turn was primarily due to additional expenses related to the acquisition of the assets of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller; due diligence, closing and integration costs relating to the acquisition of T R Miller’s assets; the implementation of an internal commercial ERP system on NetSuite ERP’s platform; ongoing public company expenses; lead generation initiatives; and organic growth in our business.

Other Income and (Expense)

Other income and (expense) consist of other income, interest income (expense), and unrealized gain (loss) on investments. Our other income was $313,738 for the nine months ended September 30, 2023, compared to $92,124 for the nine months ended September 30, 2022. This change was primarily due to an accrual adjustment to certain earn-out obligations relating to our acquisition of the assets of Wildman Imprints. Our interest income (expense) was $467,415 for the nine months ended September 30, 2023, compared to $(9,023) for the nine months ended September 30, 2022. This change was primarily due to interest generated from investments. Our unrealized gain (loss) on investments was $134,352 for the nine months ended September 30, 2023, compared to $(231,214) for the nine months ended September 30, 2022. This change was primarily due to the recording of all investments at estimated fair value.

Provision for Income Taxes

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the nine months ended September 30, 2023 was approximately $(0.5) million compared to income tax provision of approximately $(0.4) million for the nine months ended September 30, 2022. Income tax provision for the nine months ended September 30, 2023 and 2022 accounted for approximately 35.4% and 19.0% of earnings (loss) before income taxes of approximately $(1.3) million and approximately $(2.1) million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision comprised substantially of a deferred tax asset in the form of an operating loss carryforward. No valuation allowance against the deferred tax asset was accounted for due to the indefinite life of the asset.

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

Net Earnings (Loss)

Our net loss for the nine months ended September 30, 2023 was approximately $0.8 million, compared to a net loss of approximately $1.7 million for the nine months ended September 30, 2022. This change was primarily due to the reasons described above for the increase in operating expenses and the increase in purchasing costs. These factors were partially offset by the increase in sales during the nine months ended September 30, 2023 from the acquisition of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller to approximately $9.4 million in aggregate, from approximately $4.5 million from the acquisition of the assets of G.A.P. Promotions and Trend Brand Solutions during the nine months ended September 30, 2022, and the increase of approximately $7.0 million from recurring organic sales during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of approximately $9.4 million and investments of approximately $10.3 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, operations, and bank borrowings, including a secured revolving demand line of credit that was opened with Salem Five Cents Savings Bank in November 2021 for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended September 30, 2024 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(3,383,722)	$(6,536,762)
Net cash provided by (used in) investing activities	(1,824,278)	(10,729,582)
Net cash provided by (used in) financing activities	(610,666)	(2,663,662)
Net increase (decrease) in cash and cash equivalents	(5,818,666)	(19,930,006)
Cash and cash equivalents at beginning of period	15,253,756	32,226,668
Cash and cash equivalents at end of period	$9,435,090	$12,296,662

Net cash used in operating activities was approximately $3.4 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of approximately $6.5 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, increases in accounts receivable of approximately $2.1 million, deposits of approximately $2.0 million, and unearned revenue of approximately $3.6 million along with a decrease in rewards program liability of approximately $3.3 million were the primary drivers of the net cash used in operating activities. For the nine months ended September 30, 2022, increases in accounts receivable of approximately $1.3 million and inventory of approximately $1.9 million along with a decrease in accounts payable and accrued expenses of approximately $2.1 million were the primary drivers of the net cash used in operating activities. The change of net cash used in operating activities for the nine months ended September 30, 2023 compared to the net cash used in operating activities for the nine months ended September 30, 2022 occurred in the normal course of business due to growth in organic business.

Net cash used in investing activities was approximately $1.8 million for the nine months ended September 30, 2023, as compared to net cash used in investing activities of approximately $10.7 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, asset acquisitions for net cash outlays totaling approximately $0.7 million and $0.4 million, respectively, additions to software-related property and equipment totaling approximately $0.8 million and $0.4 million, respectively, and purchases of investments totaling approximately $0.4 million and $9.9 million, respectively, were the primary drivers of the net cash used in investing activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to purchases of investments.

Net cash used in financing activities was approximately $0.6 million for the nine months ended September 30, 2023, as compared to net cash used in financing activities of approximately $2.7 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash used in financing activities consisted primarily of payments related to a contingent earn-out liability. For the nine months ended September 30, 2022, net cash used in financing activities consisted primarily of payments related to a contingent earn-out liability of approximately $0.5 million and the repurchase of our common stock under our stock repurchase program for approximately $3.2 million, offset by net proceeds received from the exercise of our publicly-traded warrants of approximately $1.0 million. The decrease in net cash used in financing activities was primarily due to the non-recurrence of repurchases of our common stock under our stock repurchase program during the nine months ended September 30, 2023.

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

As of September 30, 2023, we had repurchased a total of 1,797,159 shares of common stock for total payments of $3,356,711, and $6,643,289 remained available under the stock repurchase program for future stock repurchases. During the three months ended September 30, 2023, we repurchased a total of 19,502 shares for aggregate payments of $24,306 under the Trading Plan.

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

The foregoing summary of the Line of Credit Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Line of Credit Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibits 10.30, 10.31 and 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As of September 30, 2023 and December 31, 2022, we had not drawn any funds from the Line of Credit under the Line of Credit Agreement.

Contractual Obligations

Wildman Imprints Assets Acquisition

On August 24, 2020, we entered into an Asset Purchase Agreement (the “Wildman Imprints Asset Purchase Agreement”), to acquire inventory, fixed assets, and a customer list of Wildman Imprints. The acquisition closed on September 26, 2020. In connection with the asset acquisition, the customer list was purchased in part under the following earn-out payment terms. The required earn-out payments are equal to 15% of the Gross Profit (as defined by the Wildman Imprints Asset Purchase Agreement) earned from the sale of product to the customer list for the first year following the date of the agreement and 30% for the second and third years following the date of the agreement. Earn-out payments are due within 30 days of the anniversary date of the agreement for the first year and within 30 days of each quarter for the second and third year following the date of the agreement. Any additional Wildman Imprints accounts with a strong history that are purchased will have the same earn-out terms. Additional payments are due for certain referred accounts in the amount of 5% of sales for the first year following the referral date, 3% of sales for the second year following the referral date, and 1% of sales for the third year following the referral date. At September 30, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $151,441 and $742,874, respectively.

In connection with the asset acquisition, we also had an amount due to the seller under a note in the amount of $162,358 as of December 31, 2022 for the inventory and property and equipment purchased. This amount accrued no interest, and was to be paid “as used” on a quarterly basis through the three-year earn-out period. As of September 30, 2023, the note was forgiven in full. We expect no deficiencies in our ability to make the payments required under the asset purchase agreement. The aggregate purchase price was $2,937,222, as follows:

Fair Value of Identifiable Assets Acquired:

Inventory	$649,433
Property and Equipment	34,099
Intangible - Customer List	2,253,690
Total	$2,937,222

Consideration Paid:

Cash	521,174
Note Payable - Wildman	162,358
Contingent Earn-Out Liability	2,253,690
Total	$2,937,222

For further discussion see Notes J, M and N to our financial statements beginning on page 1 of this Quarterly Report. The foregoing description of the Wildman Imprints Asset Purchase Agreement and the related acquired assets is qualified in its entirety by reference to the full text of the Wildman Imprints Asset Purchase Agreement, a copy of which is attached as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

G.A.P. Promotions Assets Acquisition

On January 31, 2022, the Company closed on an asset purchase agreement, dated as of January 21, 2022, as amended on January 31, 2022, to acquire inventory, working capital, and a customer list from G.A.P. Promotions (the “G.A.P. Promotions Asset Purchase Agreement”).

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, “Business Combinations” (“FASB ASC 805”), the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $3,245,872, as follows:

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

Trend Brand Solutions Assets Acquisition

On August 31, 2022, the Company closed on an asset purchase agreement, dated as of July 13, 2022, as amended on August 31, 2022, to acquire cash, accounts receivable, inventory, fixed assets, and a customer list from Trend Brand Solutions (the “Trend Asset Purchase Agreement”).

The purchase price included cash payments as follows: $175,000 in cash, plus additional cash for certain inventory on hand at cost and the depreciated value of certain fixed assets, on the closing date; $37,500 within 45 days of August 31, 2023, (ii) $37,500 within 45 days of August 31, 2024, (iii) $25,000 within 45 days of August 31, 2025, and (iv) $25,000 within 45 days of August 31, 2026. These amounts are subject to deductions for certain outstanding indebtedness and unsold inventory and working capital adjustments. Pursuant to the Trend Asset Purchase Agreement, prior to closing, the Company also made a short-term loan to the seller of $162,174.66 for the repayment of the seller’s existing loan to the U.S. Small Business Administration in the same amount (the “SBA Note”). At the closing, the SBA Note was repaid by deduction from the cash purchase price. The Company also issued 54,642 shares of restricted common stock to the principal stockholder of Trend Brand Solutions.

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

In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $2,193,166, as follows:

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

Premier NYC Assets Acquisition

On December 20, 2022, the Company closed on an asset purchase agreement, dated as of November 29, 2022 (the “Premier NYC Asset Purchase Agreement”), to acquire cash, accounts receivable, and a customer list from Premier NYC.

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

In accordance with FASB ASC 805, the acquisition method of accounting has been applied and recognition of the assets acquired has been determined at fair value as of the acquisition date. All acquisition costs have been expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for tangible assets acquired was agreed to by both buyer and seller. The aggregate purchase price was $1,390,533, as follows:

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

The foregoing references to the terms and conditions of the T R Miller Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreement, a copy of which is attached to the January 2023 Form 8-K as Exhibit 2.1.

There were no material relationships, other than in respect of the transaction, between T R Miller, the Miller Stockholder, and the Company or any of the Company’s affiliates, including any director or officer of the Company, or any associate of any director or officer of the Company.

Property Leases

The following is a schedule by years of future minimum lease payments:

2024	$504,630
2025	399,245
2026	188,359
2027	192,126
2028	97,176
$1,381,536

Rent expense for the nine months ended September 30, 2023 and 2022 totaled $383,190 and $333,072, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At September 30, 2023 and December 31, 2022, the Company had net deposits totaling $2,750,000 and $6,000,000, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Line of Credit described above. As stated above, as of September 30, 2023 and December 31, 2022, we had not drawn any funds from the Line of Credit under the Line of Credit Agreement.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2023 – July 31, 2023	-	$-	1,777,657	$6,667,595
August 1, 2023 – August 31, 2023	8,442	$1.23	1,786,099	$6,656,996
September 1, 2023 – September 30, 2023	11,060	$1.21	1,797,159	$6,643,289

(1)	For a description of the Company’s stock repurchase program, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
10.1†	Employment Agreement between Stran & Company, Inc. and David Leuci, dated August 14, 2023
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2023	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)