Form 10-K
period 2023-12-31
Stran & Company, Inc.
filed 2024-03-28
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41038

STRAN & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3297200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Heritage Drive, Suite 600, Quincy, MA	02171
(Address of principal executive offices)	(Zip Code)

800-833-3309
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SWAG	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock, $0.0001 par value per share, at an exercise price of $4.81375	SWAGW	The NASDAQ Stock Market LLC

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was approximately $13,484,863.01. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2024, there were a total of 18,607,329 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Stran & Company, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2023

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K (this “Annual Report”) only, references to “we,” “us,” “our,” the “Company,” “Stran,” and “our company” are to Stran & Company, Inc., a Nevada corporation.

Note Regarding Forward Stock Split

Except as otherwise specifically indicated, all information in this Annual Report has been retroactively adjusted to give effect to a 100,000-for-1 forward stock split of our outstanding common stock through our reincorporation merger in Nevada that was effective as of May 24, 2021. References to number of shares of our common stock after May 24, 2021 have given effect to this split.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “STRÄN,” “STRÄN promotional solutions” and “Stran Promotional Solutions”. For convenience, we may not include the ℠, ®  or ™  symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

●	Shortages of supply of merchandise from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we source goods and materials could adversely affect our results of operations.

●	Increases in the price of merchandise and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

●	Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

●	We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

●	If our information technology systems suffer interruptions or failures, including as a result of cyberattacks, our business operations could be disrupted and our reputation could suffer.

●	We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.

●	We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

●	Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

●	Inability to attract and retain key management or other personnel could adversely impact our business.

●	Failure to preserve positive labor relationships with our employees could adversely affect our results of operations.

●	We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

●	There is a risk of dependence on one or a group of customers.

●	Our business incurs significant freight and transportation costs. Any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.

●	Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, terrorist attacks, extreme weather events or other natural disasters and other unpredicted events.

●	We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

●	We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

●	Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

●	The promotional products, trade show and events marketplace, loyalty and program management business industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and services that adversely affect our financial performance.

●	Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

●	The apparel industry, including corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

●	Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.

●	Our success depends upon the continued protection of our intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

●	Increased focus by governments, vendors, stockholders, and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	Some of the products that we design or otherwise assist customers with producing create exposure to potential product liability, warranty liability or personal injury claims and litigation.

●	Defects in the products that we design or otherwise assist customers with producing could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

●	We may be subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

●	Volatility in the global financial markets could adversely affect results.

●	Failure to achieve and maintain effective internal control over financial reporting could adversely affect our business and price of our securities.

●	Increases in the cost of employee benefits could impact our financial results and cash flow.

●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

●	We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

●	If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

●	Early termination of or failure to renew our secured line of credit could strain our ability to pay other obligations.

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

For over 28 years we have grown into a leader in the promotional products industry, ranking 24th  on PPAI’s Top 100 Distributors 2023 list and 34th  on ASI’s Top 40 Distributors 2023 list. Our co-founder and Chief Executive Officer and President, Andrew Shape, was also recently named 2023 Person of the Year by promotional products industry periodical Counselor. Since our first year of operations in 1995, our annual revenues have gradually grown from approximately $240,000 to approximately $75.9 million in 2023, a compound annual growth rate of approximately 22.8%, and between 2018 and 2023, our revenues grew at a compound annual growth rate of approximately 25.8%. During 2018 through 2023, we had consistent gross margins of approximately 30%, and processed more than 50,000 customer orders per year.

As of December 31, 2023, we had total assets of $61.6 million with total stockholder equity of $39.5 million.

We serve a highly diversified customer base across many industry verticals including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods. Many of our customers are household names and include some of the largest corporations in the world.

Our sales increased 28.7% year-over-year in 2023 compared to 2022, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions, LLC, or G.A.P. Promotions, assets in January 2022, the assets of Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), or Trend Brand Solutions, in August 2022, the assets of Premier Business Services, or Premier NYC, in December 2022, and T R Miller Co., Inc., or T R Miller, in June 2023, respectively.

Our headquarters are located at Quincy, Massachusetts, with additional offices located in Warsaw, Indiana; Mt. Pleasant, South Carolina; Walpole, Massachusetts; and Tomball, Texas. We also have sales representatives in 20 additional locations across the United States and a network of service providers in the U.S. and abroad, including factories, decorators, printers, logistics firms, and warehouses.

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

U.S. Promotional Products is a Large and Growing Market

According to ASI, the market for promotional products sales reached a record high of $26.1 billion in 2023. Moreover, the promotional products market is only one segment of a total addressable market of possibly up to $406 billion, based on the size of the promotional products market ($26.1 billion in 2023 according to ASI); the product packaging market ($185 billion as of 2021, according to Mordor Intelligence, a leading market intelligence and advisory firm); the loyalty incentive programs market ($90 billion annually according to the Incentive Marketing Association, the umbrella organization for suppliers in the incentive marketplace); the printing market ($83 billion projected for 2023, according to IBISWorld, an industry research provider); and the trade show and conference planning market ($22 billion projected for 2023, according to IBISWorld).

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

The Promotional Products Industry is Highly Fragmented

The promotional products industry is also highly fragmented. As of 2023, the firm with the greatest percentage of industry sales generated $1.3 billion in sales but made up only approximately 5.1% of the $26.1 billion in sales generated in 2023 by promotional products distributors, based on information reported by ASI and the firm itself. There are only two firms that have reported achieving sales above $1.0 billion in 2023. As a group, the top 40 distributors had approximately 37.5% market share as of 2022, based on total sales of approximately $9.7 billion out of total promotional products distributors’ revenues for 2022 of $25.8 billion, based on ASI’s reports.

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

Promotional Products are a High-impact, Cost-effective Advertising Medium

Because promotional products are useful and appreciated by recipients, they are retained and used, repeating the imprinted message many times without added cost to the advertiser. ASI’s Global Ad Impressions Study, 2023 Edition, reported:

●	Promotional products are the most highly regarded form of advertising, more than newspapers, radio, magazine, television, internet, or mobile ads.

●	Up to 85% of promotional products recipients remember the advertiser worldwide.

●	Over 60% of consumers who received outwear and drinkware as promotional products report they would keep the items for two years or longer, suggesting that businesses using promotional products may generate long-term revenues and other valuable goodwill from them.

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

Competitive Strengths

We believe our key competitive strengths include:

●	Superior and Distinctive Technology. We have invested in sophisticated, efficient ordering and logistics technology that provides order processing, warehousing and fulfillment functions. We continue to invest in our technology infrastructure, including many customized solutions developed on Adobe Inc. (“Adobe”)’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the second half of 2024. Additional NetSuite phases will be planned and rolled out in subsequent years.

●	Leading Market Position. Our over 28 years’ history and size make us a leader in the U.S. promotional products industry. We believe that the key benefits of our scale include an ability to efficiently implement large and intensive programs; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our market position and scale enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

●	Extensive Network. We have developed a deep network of collaborator factories, decorators, printers, and warehouses around the globe. This network helps us find the right solution to meet our customers’ needs, whether they are financial, timing, geographic, or brand goals. This model provides the flexibility to proactively manage our customers’ promotional needs efficiently. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

●	Customer-Centric Approach. Our customer-centric approach is what has fueled our growth since our inception and our early adoption of technology to solve challenges for our clients set us apart in our early growth. We strive to understand the goals and challenges that our customers face, building unique solutions and seeing each campaign through to completion as an extension of their team.

●	Diversified Customer Base. We sell our products to over 2,000 active customers and over 30 Fortune 500 companies, including long-standing programs with recurring revenue coming from well recognized brands and companies. Our largest customer accounted for 13.2% and 8.8% of overall revenue during 2023 and 2022, respectively. Our top 10 customers in 2023 and 2022 contributed 44.0% and 42.5% of revenue, respectively. Our customers span many industries, including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods.

●	Experienced Senior Management Team. Our senior management team, led by our co-founder and Chief Executive Officer and President, Andrew Shape, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of experience in the promotional products industry.

●	Asset Acquisition Experience. We have made five acquisitions over the past three and a half years through asset purchase agreements. In September 2020, we acquired all of the customers of the promotional products business Wildman Imprints, the former promotional products business division of Wildman Business Group, LLC, in an asset purchase. In 2019, that business recorded over $10 million in revenue. In January 2022, we purchased the promotional products business and assets of G.A.P. Promotions, with 2021 revenue of approximately $7.2 million. In August and December, 2022, we also acquired the promotional products businesses and assets of Texas-based Trend Brand Solutions and New York-based Premier NYC, respectively. In June 2023, we also acquired the promotional products business and assets of Massachusetts-based T R Miller. We continue to explore and pursue additional acquisition opportunities that are appropriate. Please see “—Growth Strategies – Selectively Pursue Acquisitions” below for a discussion of our asset acquisition experience and strategy.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Selectively Pursue Acquisitions. We believe that we are well-suited to capitalize on opportunities to acquire businesses with key customer relationships or have other value-added products or services that complement our current offerings. Our acquisition strategy consists of increasing our share in existing markets, adding a presence in new or complementary regions, utilizing our scale to realize cost savings, and acquiring businesses offering synergistic services such as printing, packaging, point of sale (POS) displays, loyalty and incentive program management, and decoration, or offering additional differentiators. In September 2020, we acquired all the customer account managers and customer accounts of the promotional products business Wildman Imprints in Warsaw, Indiana. As a result, we gained approximately over 1,400 customer accounts, including over 120 customer programs with higher repeat-business potential; 20 additional employees; inventory worth approximately $650,000; and additional revenues of over $10 million as of 2019. This acquisition allowed us to extend our geographical reach into the Midwest and further diversify our customer base. In January 2022, we acquired the promotional products business and assets of G.A.P. Promotions in Gloucester, Massachusetts. From this acquisition, we expanded our major beverage-specific customer accounts; hired 13 additional employees; gained inventory worth approximately $90,000; and gained a business with sales of approximately $7.2 million as of 2021. In August 2022, we acquired the promotional products business and assets of Trend Brand Solutions in Houston-area Tomball, Texas. From this acquisition, we diversified and expanded our customers’ geographic accounts; gained eight additional employees; acquired inventory worth approximately $124,000; obtained a warehouse with kitting and fulfillment capabilities; and gained a business with annualized sales of approximately $3 million as of 2022. In December 2022, we acquired the promotional products business and assets of Premier NYC in Larchmont, New York. From this acquisition, we acquired a business with annualized sales of approximately $2 million as of 2022 and a number of noteworthy customers including several large law firms and a national stock exchange. In June 2023, we acquired the promotional products business and assets of T R Miller in Walpole, Massachusetts. From this acquisition, we acquired a business with in-house decoration and fulfillment capabilities with sales of approximately $20.4 million for its fiscal year ended June 30, 2022; obtained an approximately 25,000 square foot distribution and processing center; gained 29 additional employees and contractors; acquired inventory worth approximately $0.2 million; and acquired customer accounts for noteworthy clients including a major accounting firm, a major insurance provider, a large sportswear manufacturer, a leading beverage and coffeemaker conglomerate, and an online food ordering and delivery platform.

We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets, particularly with the following attributes:

o	Geographic balance, with a focus on acquiring a company in the branded merchandise space based in the western United States (including Texas, California, Colorado, Oregon, or Washington state) in the $5-10 million revenue range;

o	Smaller promotional companies in the $2-5 million revenue range who lack the programmatic capabilities but have a minimum of 30% gross margins and comparable or improved profitability; and

o	Businesses with complimentary offerings to increase Stran’s portfolio of services and depth of expertise in these additional industries: Packaging; Loyalty & Incentive; Decorators (for screen printer, embroidery, direct-to-garment, rub-on transfers, etc.); and Event/Tradeshow Services.

●	Innovate and Invest in Technology. We continue to invest in upgrades to our platform for customers’ promotional e-commerce objectives, including customizable and scalable features, developed on Adobe’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial ERP system, NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the second half of 2024. Additional NetSuite phases will be planned and rolled out in subsequent years. We believe that it is necessary to continue focusing on the buildout of our technology offerings in order to meet the evolving needs of our customers. Additionally, our strong technology platform will support our acquisition strategy to integrate acquired businesses into our existing platforms. We intend to continue making significant investments in research and development and hiring top technical talent.

●	New Client Development. Our sales and marketing teams are tasked with continuously growing their books of business by nurturing existing business relationships while actively seeking new opportunities with new customers. We will continue to promote and ask for referrals from satisfied customers who often refer us to other potential clients. We continuously seek to build our sales forces through hiring of experienced individuals with established books of business as well as hiring less-experienced individuals that we hope to develop into productive sales representatives. As we continue to grow, we are hiring sales representatives in different geographies across the U.S. that further diversify our customer base and attract new customers. Currently we have employees or sales reps located in offices or remotely in Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, and Texas. We will continue to build sales and marketing campaigns to promote Stran, including social media, search engine optimization (SEO), HubSpot Inbound Marketing, and other alternative platforms. We also plan to continue to identify and exhibit at appropriate tradeshows, conferences, and events where we have had success.

●	Develop and Penetrate Customer Base. We plan to further expand and leverage our sales force and broad product and service offering to upsell and cross-sell to both develop new clients and further penetrate our existing customer base. Many of our services work together and build on each other to offer greater control and consistency of our customers’ brands as well as improved efficiency and ease of use for their team. Our goal is to become an extension of our customers’ team and to support their organizations in using physically branded products in the most effective means possible. For example, we can offer a one-stop solution for all tradeshow and event asset management objectives. From pre-show mailings to special event materials, we can help design as well as produce and manage all tradeshow materials and processes from start to finish. With multiple warehouses strategically located throughout the United States, we offer logistics solutions and expertise to effectively fulfill customers’ events needs across the country. The internal inventory-management version of our e-commerce platform provides the ability to manage not only a customer’s assets for its booth or event setup, but also its literature, giveaways, and more. We will ship out all assets with return labels for post-show logistics and establish standard operating procedures for every asset to be returned back into inventory.

Other strategies that we plan to implement to expand our customer base with expanded sales staff and technology resources include:

o	Convert Transactional Customers to Programs. The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2023 and 2022, program clients accounted for 77.2% and 82.2% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Program customers are typically geared towards longer-lasting relationships that help secure recurring revenue well into the future.

o	Strengthen Marketing and Social Media Outreach. We plan to expand sales and marketing tools and campaigns to promote the Company, and enhancing our digital marketing efforts, including paid search advertising, search engine optimization (SEO), social media platforms, such as Instagram and LinkedIn, and other alternative marketing platforms.

o	Tradeshows and Events. We plan to increase our exhibitor presence at appropriate shows and events such as ProcureCon Marketing, Association of National Advertisers Brand Masters Conference, Association of National Advertisers Masters of B2B Conference, National Beer Wholesalers Association (NBWA), Wine and Spirits Wholesalers of America: AccessLive, Bar Convent Brooklyn, New England Cannabis Convention (NECANN), Marijuana Business Conference and Cannabis Expo (MJBizCon).

o	Extend Relationships. We plan to identify and approach more print, fulfillment, and agency collaborators to sell into their customer base.

o	Referrals. We believe we will generate more customer referrals by offering an enhanced loyalty and customer incentive program.

Products and Services

Overview

Since our inception over 28 years ago, we have provided clients with marketing services that help drive sales, and make an impact using custom-branded merchandise, commercial print, loyalty and incentive programs, packaging and point of sale solutions while providing a technology solution to deliver these products and services efficiently via our warehouse and fulfillment system.

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

Warehouse and Fulfillment

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a twelve-year relationship with industry leader Harte Hanks. These long-standing, strategic relationships provide our clients with process-driven fulfillment solutions that are scalable to meet client needs including real-time inventory reporting, climate-controlled facilities, high-value product security, storage, digital print-on-demand, and direct-mail solutions. Our custom front-end technology solution is directly integrated with the warehouse management software of our strategic global warehouse collaborators.

In addition to continuing to use our third-party logistics partners like Harte Hanks, we are expanding our in-house warehouse, decoration, and fulfillment capabilities. Our acquisition of T R Miller provides us with an approximately 25,000-square-foot warehouse, production, and distribution center in Walpole, Massachusetts and our acquisition of Trend Brand Solutions provides us with an approximately 5,000 square-foot warehouse and distribution center in Tomball, Texas. We leverage these facilities to offer our customers specialty fulfillment, kitting, and warehousing, allowing us greater control and flexibility to meet the complex demands of our customers.

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

We have also invested in an internal commercial ERP software system, NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the second half of 2024. Additional NetSuite phases will be planned and rolled out in subsequent years. NetSuite combines accounting, order management, inventory, CRM, and presentation functionality. We believe that this ERP will reduce inefficiencies, expenses and headcount, automate current manual processes, and potentially contribute to growing net revenues.

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

As an organization we encourage our team to engage with professional development opportunities. These opportunities include online courses, webinars, training sessions, and participation in various networking and professional development groups. As such we currently have a member of our team who serves on the board of directors for NEPPA (New England Promotional Products Association), a regional trade association, as well as a member of Chief, a network of 20,000 women executives, representing 10,000 companies and 77% of the Fortune 100, designed specifically for women executives to strengthen their leadership and maximize their business impact. Empowering our team to grow their own careers helps ensure that we are more knowledgeable, experienced, and engaged.

Pricing

As a large and growing firm with over 500 suppliers and due to our membership in Facilisgroup, Stran has the purchasing power to receive advantageous pricing, helping us with price-sensitive bids. Facilisgroup, a buying group of fewer than 1% of distributors in the industry, processed over $1.4 billion of sales in 2022. Pursuant to our Sublicense Agreement, we may access Facilisgroup’s @ease proprietary software tools for promotional products business management and analysis and a white labelled, managed, product website which we may use to sell promotional products under our brand. We may also access its “Signature Collection” website which Facilisgroup promises offers the best products and margins.

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

Supplier and Fulfillment Relationships

We have formed strategic relationships with fulfillment and commercial print providers in the United States in order to effectively warehouse and distribute merchandise from one or more of our warehouse facilities depending on our customer’s requirements. For over 28 years, we have developed these strategic relationships in order to offer our clients a powerful solution for their branded merchandise needs. Together, we have experience in developing custom marketing solutions for our clients and regularly kit together promotional printed items and branded product into a single package. Our expertise in product development and sourcing, technology development, and program management combined with our various collaborators’ superior warehousing, logistics, fulfillment, distribution and print services are a competitive advantage.

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a twelve-year relationship with industry leader Harte Hanks. We buy products and certain raw materials from a supplier network of factories, both domestic and international, as needed. We also outsource certain technology services such as web hosting and data backup. We do not believe that we are dependent on any supplier. Should any of these suppliers terminate their relationship with us or fail to provide the agreed-on services, we believe that there would be sufficient alternatives to continue to meet customer demand and comply with our contractual obligations without interruption.

Marketing

We have a direct sales team consisting of over 36 outside sales representatives and 30 in-house sales representatives. We incentivize our representatives with a competitive compensation, incentive, and commission structure.

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

During 2023, sales to our largest two customers were 13.2% and 7.8% of total revenue, respectively. During 2022, sales to our largest three customers were 8.8%, 7.2% and 5.9% of total revenue, respectively. All other customers generated less than 5% of sales, and the vast majority generated less than 1% of sales.

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

If there is an issue with an online store, we have dedicated account-specific customer service teams who support all aspects of order fulfillment that the user can contact to help resolve. If there is a back-order situation where an order would not be able to ship complete or on time, the appropriate team will review the order and advise the customer on the best and timeliest options to fulfill the order.

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

Our Program Management

We are experienced and industry-leading program managers who integrate all aspects of a successful program. Our program team works hand in hand with our account teams to drive the processes and procedures that ensure we are effectively managing our programs. For Stran, program management is built upon six key building blocks:

# What We Deliver

## Comprehensive Program Managers delivering results

**PRODUCT PROCUREMENT**

**01**

Provide relevant, creative, & valued products

**TECHNOLOGY PLATFORM**

**02**

Cutting Edge technology that drives efficiencies and adds value

**GLOBAL DISTRIBUTION**

**03**

Worldwide process & procedure driven solutions

**CLIENT SERVICE**

**04**

Manage the day to day programming and servicing of our clients

**COMPLIANCE & REPORTING**

**05**

Ensure brand consistancy, product safety, data security, industry regulations,etc

**INTEGRATION**

**06**

3rd party intergration, visibility, and more marketing functions under one platform

STRÄN promotional solutions

●	Creative Products. We approach promotional marketing, branded merchandise, and loyalty and incentives with the structure and vision of an ad agency. We have built a robust creative and merchandising team that works collaboratively with our account teams to bring fresh ideas and identify future trends for each of our program clients. We proactively develop merchandising plans, source products, offer individual personalization, understand trends, and make continuous improvements to the product offering based on user demand and marketing goals. We also offer multiple procurement methods within the same platform. These include inventoried products, made-to-order products, and personalized products. Our approach is to utilize all three procurement methods within a single program to take advantage of the benefits each method offers. In addition to these three procurement models, Stran has developed strong factory direct relationships with factories around the globe. We utilize these relationships to help drive down costs for our clients. In order to ensure that we can bring products to market quickly and reduce the possibility of backorders, Stran uses a blended approach to sourcing. We work with our domestic supply base to bookend our overseas inventory purchases. Stran purchases and owns inventory for many clients. This benefits our customers by allowing for budget flexibility and a pay-as-you-go model, resulting in reduced upfront costs and streamlined accounting and reporting.

●	Robust Technology. We have developed our own custom technology platform based on Magento Open Source, an open-source software e-commerce platform. Using Magento we have been able to build a custom solution that meets the very distinctive needs of each of our clients. Stran is constantly making improvements and enhancements to our technology offerings. Client stores feature the ability to purchase a combination of inventoried products in addition to on-demand, and personalized products. The front-end responsive design ensures an impressive mobile experience. Our platform is user-friendly and easy to use while robust enough to offer many of the requirements needed in a traditional B2B solution. The requirements can include allocation to cost centers, departments, or general ledger codes; approval hierarchies; varied product selection or pricing by user group; and robust reporting. Our custom-built platform is also tied directly into our fulfilment center system for streamlined flow of data and we are capable to tying our platform into third party software such as Salesforce as well as accounting and procurement software.

●	Global Distribution. We offer a global solution for warehousing and fulfillment through a network of industry-leading fulfillment providers including a close working relationship with Harte Hanks, an industry leader in warehousing, fulfillment, print-on-demand, direct mail, and kitting. The relationship between Stran and Harte Hanks has been fine-tuned over a twelve-year period and allows Stran to do what we do best, which is the creativity, product procurement, technology and account management while allowing Harte Hanks to do what they do best, which is process-driven fulfillment. Through our longstanding relationship with Harte Hanks we have developed integrated account management teams which ensures that while the customer has a large and diverse account team to support all their program needs, they also have a single account director responsible for all aspects of their program.

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

In addition to continuing to use our third-party logistics partners like Harte Hanks, we are expanding our in-house warehouse, decoration, and fulfillment capabilities. Our acquisition of T R Miller provides us with a 25,000-square-foot warehouse and distribution center in Walpole, Massachusetts and our acquisition of Trend Brand Solutions provides us with a 5,000 square-foot warehouse and distribution center in Tomball, Texas. We leverage these facilities to offer our customers specialty fulfillment, kitting, and warehousing, allowing us greater control and flexibility to meet the complex demands of our customers.

●	Proactive Customer Services. Customer service is a key component of the overall success of an organization. Each account is assigned a single dedicated account director who is responsible for all aspects of the customer’s program. This account director is supported by an online store account manager, a special-order account manager, a fulfillment account manager, account coordinators, a merchandiser, art team support, operations team support, and accounting support. The customer’s account director works with program stakeholders on weekly status calls, quarterly business reviews and an annual review. We also use customer feedback surveys periodically to gain insight from the power users of the customer’ program and we have a formal corrective action process to address any issues that are not caught through our proactive efforts.

●	Compliance and Emissions Reporting. We take issues of compliance very seriously. We recognize that we are an extension of the customer’s brand, and our systems are built to ensure full compliance around brand standards, quality and safety of products and the meeting of industry/firm rules. We have also begun to implement a program to assess and manage our carbon emissions policies, standards, and goals. To that end, we are working on finalizing a contract with a third-party emissions auditor to help us identify our historical, or “baseline,” Scope 1-3 carbon emissions. Scope 1 emissions are direct greenhouse gas (GHG) emissions that occur from sources that are controlled or owned by an organization (e.g., emissions associated with fuel combustion in boilers, furnaces, vehicles). Scope 2 emissions are indirect GHG emissions associated with the purchase of electricity, steam, heat, or cooling. Scope 3 emissions are the result of activities from assets not owned or controlled by the reporting organization, but that the organization indirectly affects in its value chain. Scope 3 emissions include all sources not within an organization’s scope 1 and 2 boundary. As we are not a manufacturer ourselves, and for the most part do not control the manufacturing or decoration process, Scope 3 emissions are expected to comprise the largest share of our carbon footprint. As such, the Scope 3 emission evaluation will be the most challenging for us to quantify and to change. We believe through benchmarking and continued education, both internally and with our customers, we will be able to use the data compiled by the third-party emissions auditor to develop a longer-term mitigation strategy. Once our baseline numbers are determined, we plan to begin to report those to Ecovadis, the world’s largest and most trusted provider of business sustainability ratings, along with our future plans and policies designed to drive increased compliance across our supply chain and to reduce our impact. Ecovadis will produce a scorecard of our efforts, policies, and procedures, which we expect to become available to the public. We anticipate that by the end of 2024, our baseline Scope 1 and 2 emissions data will be established and to begin our evaluation of Scope 3 emissions with Ecovadis prior to completing our Scope 3 emissions audit.

●	Integration. Offering our clients an industry-leading technology platform that stands alone only adds so much value. We have worked to ensure that our platform can be easily integrated with as many other technology platforms used by our clients as possible. This helps our clients in many different ways depending on the specific integrations. We can integrate with various CRM or marketing automation platforms to help our clients track and measure who is using the marketing assets that we provide and how they are performing. We can also integrate with a number of different accounting and procurement systems. This helps our clients better control their spend as well as account for their spend. By forming a close working relationship with worldwide logistics leader Harte Hanks as our warehouse collaborator, we offer the most robust warehousing, fulfillment, kitting, and other logistics capabilities available domestically and internationally. In addition to their multiple U.S. locations for warehousing and fulfillment, Harte Hanks is a leader in print-on-demand and direct mail. Harte Hanks completes over 3 million on-time shipments of time-sensitive materials each year. Being able to integrate print, product, packaging, kitting, and direct mail, we help our client be more impactful and efficient with their promotional marketing efforts.

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

Seasonality and Cyclicality

Our business and the promotional products industry overall is generally subject to some seasonal fluctuations. The final quarter of the calendar year is generally the strongest due to the holiday selling season and customers exhausting annual marketing budgets, while the first quarter of the calendar year is generally the weakest due to customers planning their budgets and marketing campaigns for the upcoming year.

Portions of the promotional products industry are cyclical in nature. Generally, when economic conditions are favorable, the industry tends to perform well. When the economy is weak or if there are economic disturbances that create uncertainty with corporate profits, the promotional products industry tends to experience low or negative growth.

Security

We regularly receive and store information about our customers, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. See Item 1C. “Cybersecurity”. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open-source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

Employees

As of March 20, 2024, we employed 118 full-time employees, 3 part-time employees and 16 independent contractors.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, particularly the California Consumer Privacy Act, as amended (“CCPA”), among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Moreover, on January 28, 2022, the California Attorney General announced that certain consumer loyalty programs are subject to the CCPA, which may affect some of our customers who use our loyalty program services if they are found not to comply with the CCPA’s requirements. The Virginia Consumer Data Protection Act (“CDPA”) also establishes rights for Virginia consumers to control how companies use individuals’ personal data. The CDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The CDPA went into effect on January 1, 2023. Effective January 1, 2023, we also became subject to the California Privacy Rights Act (the “CPRA”), which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act. Effective July 1, 2023, we also became subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we also became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Effective January 1, 2025, we may also become subject to the Iowa Consumer Privacy Act, a similar consumer data privacy law. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Other Regulations

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the Foreign Corrupt Practices Act of 1977 (the “FCPA”), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”), the Listing Rules of The Nasdaq Stock Market LLC (“Nasdaq”), various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

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

On May 24, 2021, we changed our state of incorporation to the State of Nevada by merging into Stran & Company, Inc., a Nevada corporation that was incorporated on May 19, 2021, and changed the spelling of our name to “Stran & Company, Inc.” In addition, on May 24, 2021, our authorized capital stock changed from 200,000 shares of common stock, $0.01 par value, to 350,000,000 shares, consisting of 300,000,000 shares of Common Stock, $0.0001 par value per share (“common stock”), and 50,000,000 shares of Preferred Stock, $0.0001 par value per share (“preferred stock”). At the same time, we also completed a 100,000-for-1 forward stock split of our outstanding common stock through the merger by issuing 100,000 shares of our common stock for each previously outstanding share of common stock of our predecessor Massachusetts company. As a result of this stock split, our issued and outstanding common stock increased from 100 shares to 10,000,000 shares, all of which were then held by Andrew Stranberg, our Executive Chairman, Treasurer, Secretary, and director.

Following our reincorporation in Nevada, on May 24, 2021, Mr. Stranberg was our sole stockholder then holding a total of 10,000,000 shares of our common stock.  On the date of the reincorporation transaction, Mr. Stranberg transferred 3,400,000 shares of common stock to Andrew Shape, our Chief Executive Officer and President and director, and 800,000 shares of common stock to Randolph Birney, a former executive officer of the Company, pursuant to stock purchase agreements. The price per share was equal to $0.1985 per share, which was the calculated price of a share of common stock of the Company as of December 31, 2020 determined through a valuation of the shares of common stock of the Company dated April 27, 2021. Each of Messrs. Shape and Birney paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a secured promissory note effective as of May 24, 2021. Each of the promissory notes provides for 2% simple annual interest, and principal and accrued interest must be repaid by the note’s third anniversary, May 24, 2024. Each note grants a security interest to Mr. Stranberg in the transferred shares as to the repayment obligations under the note.

The stock purchase agreements between Mr. Stranberg and Messrs. Shape and Birney provided that the shares are also subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement, or May 24, 2023; provided, however, that such restriction on transfer will expire at a rate of 1/48th  of the shares subject to the restriction per month over such two-year period. The shares were also subject to a market standoff provision restricting transfers and other dispositions of the shares as reasonably requested by the Company and its underwriter until the date that is two years after its initial public offering, which occurred on November 8, 2021 (the “IPO”). The shares were also formerly subject to a repurchase right which lapsed upon the occurrence of the IPO. Subject to the above remaining restrictions, Messrs. Shape and Birney may sell the shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of each stock purchase agreement and promissory note referenced above is qualified in its entirety by reference to the full text of such documents which are filed as Exhibit 10.9, Exhibit 10.10, Exhibit 10.11, and Exhibit 10.12 to this Annual Report, respectively, and which are incorporated herein by reference.

On May 24, 2021, Mr. Stranberg also transferred 700,000 shares of common stock to Theseus Capital Ltd. (“Theseus”), pursuant to a stock purchase agreement. Pursuant to a different arrangement with Mr. Stranberg from Mr. Shape and Mr. Birney’s, Theseus paid Mr. Stranberg a nominal cash purchase price of $100 for its stock. Theseus did not have any relationship with the Company other than as a stockholder after the transfer by Mr. Stranberg, and its payment for Mr. Stranberg’s stock was made to Mr. Stranberg and not to the Company. The stock was subject to a market standoff provision restricting transfers and other dispositions of the stock as reasonably requested by the Company and its underwriter until the date that is two years after the IPO. Theseus also executed an irrevocable proxy providing that Mr. Stranberg may vote and exercise all voting and related rights with respect to the shares. During 2021 and 2022, Theseus transferred all of the shares to others with the consent of the Company, its underwriter and Mr. Stranberg. The irrevocable proxy automatically terminated with respect to the shares upon their subsequent sale by Theseus.

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

On January 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of G.A.P. Promotions. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – G.A.P. Promotions Acquisition” for further discussion of this transaction. On August 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Trend Brand Solutions. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – Trend Brand Solutions Acquisition” for further discussion of this transaction. On December 20, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Premier NYC. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – Premier NYC Acquisition” for further discussion of this transaction. On June 1, 2023, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of T R Miller. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – T R Miller Acquisition” for further discussion of this transaction.

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

Along with many companies that source goods and raw materials from abroad, we are currently experiencing continued supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion, canal blockages and disruptions, and trucking shortages) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

As a distributor, we buy merchandise both from multiple supply sources and from a network of factories in which we have developed direct relationships around the globe over the past 28 years. However, an unexpected interruption in any of the sources or facilities may temporarily adversely affect our results of operations until alternate sources or facilities can be secured. We rely on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal for our promotional products. Further, our suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States.

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

During the years ended December 31, 2023 and 2022, many promotional products companies saw increases in the cost of finished goods and raw materials purchased, as well as in the average cost of finished goods and raw materials purchased, as compared to the prior year, driven by rising inflation rates and challenges in the supply chain which continue to persist. The challenges in the supply chain, which include shipping and logistics issues, also delayed the arrival of product that many promotional products companies could sell; this challenge also persists.

Our shipping costs for importing raw materials from overseas increased significantly after the emergence of COVID-19 and the general inflation in the prices of goods and services that has occurred since that time. Any increase in raw material prices or shipping costs increases our cost of sales and can decrease our profitability unless we are able to pass the costs on to our customers in the form of higher prices. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in revenues, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on information technology systems to process transactions, communicate with customers, manage our business and process and maintain information. The measures we have in place to monitor and protect our information technology systems might not provide sufficient protection from catastrophic events, power surges, viruses, malicious software (including ransomware), attempts to gain unauthorized access to data or other types of cyberattacks. As cyberattacks become more frequent, sophisticated, damaging and difficult to predict, any such event could negatively impact our business operations, such as by product disruptions that result in an unexpected delay in operations, interruptions in our ability to deliver products and services to our customers, loss of confidential or otherwise protected information, corruption of data and expenses related to the repair or replacement of our information technology systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, such as the CCPA, among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Moreover, on January 28, 2022, the California Attorney General announced that certain consumer loyalty programs are subject to the CCPA, which may affect some of our customers who use our loyalty program services if they are found not to comply with the CCPA’s requirements. The CDPA also establishes rights for Virginia consumers to control how companies use individuals’ personal data. The CDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The CDPA went into effect on January 1, 2023. Effective January 1, 2023, we also became subject to the CPRA, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act. Effective July 1, 2023, we also became subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we also became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Effective January 1, 2025, we may also become subject to the Iowa Consumer Privacy Act, a similar consumer data privacy law. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel, including Andrew Shape, our Chief Executive Officer and President, Andrew Stranberg, our Executive Chairman, David Browner, our Chief Financial Officer, Sheila Johnshoy, our Chief Operating Officer, Ian Wall, our Chief Information Officer, and John Audibert, our Vice President of Growth and Strategic Initiatives. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

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

There is a risk of dependence on one or a group of customers.

During the fiscal year ended December 31, 2023, our top ten customers accounted for 44.0% of revenues, and our top customer accounted for 13.2% of revenues. During the fiscal year ended December 31, 2022, our top ten customers accounted for 42.5% of revenues, and our top customer accounted for 8.8% of revenues. If we are unable to retain our current customers or finding new major customers or gain major new engagements from existing customers to replace any nonrecurring contracts, there may be material adverse effects on our financial condition or results of operations. If on the other hand we successfully source major new contracts, the risk that we may become dependent on one or a few customers may increase. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

Our business incurs significant freight and transportation costs. Any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.

We incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers. Government regulations can and have impacted the availability of drivers, which will be a significant challenge to the industry. Costs to employ drivers have increased and transportation disruptions have become more prevalent.

If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, it could negatively impact our business and results of operations and negatively affect the experiences of our customers, which could affect the degree to which they continue to do business with us. Disruption to delivery services due to inclement weather, climate change, or political instability, among other causes, could result in delays that could adversely affect our reputation, business and results of operations. If our products are not delivered in a timely fashion or are damaged or lost during the supply or the delivery process, our customers could become dissatisfied and cease doing business with us, which could adversely affect our business and results of operations.

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

For example, our corporate headquarters is located in Massachusetts, which experiences natural hazards such as flooding and coastal erosion; should any unforeseen or catastrophic events occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect our company, such as by damage to or total destruction of our headquarters, surrounding transportation infrastructure, network communications and other forms of communication. Some of our other locations and those of our suppliers also are exposed to hurricanes, earthquakes, floods and other extreme weather events; the damage that such events could produce could affect the supply of our products and services.

We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the promotional products, tradeshow and event marketplace, loyalty and program management business process outsourcing industries choose distributors primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. The majority of our revenue is derived from the sale of promotional products. Our major competitors for our promotional products business include companies such as 4Imprint Group plc, Brand Addition Limited (The Pebble Group plc), BAMKO LLC (Superior Group of Companies, Inc.), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc. (Zazzle Inc.), Custom Ink, Cimpress plc and HALO Branded Solutions, Inc. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

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

Our primary products within our promotional products are used by workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions on a global, national and regional level, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover and increased automation. If we are unable to offset these effects, such as through the addition of new customers, the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs that can be passed on in the form of lower prices, our revenue growth rates will be negatively impacted. Likewise, increases in tax rates or other changes in tax laws or other regulations can negatively affect our profitability.

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

The promotional products, trade show and events marketplace, loyalty and program management business industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and services that adversely affect our financial performance.

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

The apparel industry, including corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel industry, including corporate identity apparel for promotional products, is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired.

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

Increased focus by governments, vendors, stockholders, and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

Federal, state and local governments, as well as some of our vendors and customers, are beginning to respond to climate change and other sustainability issues. This increased focus on sustainability may result in new legislation or regulations and vendor and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or vendor, customer, or stockholder requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the trucks of our logistics vendors, may have a material adverse effect on our business and operations. For example, if the logistics vendors we contract with become subject to increasingly restrictive laws protecting the environment, including those relating to climate change, we expect that they would incur increased shipment costs and may pass such costs on to us, which could have a material adverse effect on our business. If our customers or stockholders were to require us to use vendors that source, manufacture, or supply their products in accordance with certain sustainability standards, we expect that such standards would likewise force us to incur additional costs and we may fail to pass such additional costs on to our customers, which could also have a material adverse effect on our business.

On March 6, 2024, the SEC adopted rules that will require us to disclose:

●	Climate-related risks that have had or are reasonably likely to have a material impact on our business strategy, results of operations, or financial condition;

●	The actual and potential material impacts of any identified climate-related risks on our strategy, business model, and outlook;

●	If, as part of our strategy, we have undertaken activities to mitigate or adapt to a material climate-related risk, a quantitative and qualitative description of material expenditures incurred and material impacts on financial estimates and assumptions that directly result from such mitigation or adaptation activities;

●	Specified disclosures regarding our activities, if any, to mitigate or adapt to a material climate-related risk including the use, if any, of transition plans, scenario analysis, or internal carbon prices;

●	Any oversight by our board of directors of climate-related risks and any role by management in assessing and managing our material climate-related risks;

●	Any processes we have for identifying, assessing, and managing material climate-related risks and, if we are managing those risks, whether and how any such processes are integrated into our overall risk management system or processes;

●	Information about our climate-related targets or goals, if any, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition; required disclosures would include material expenditures and material impacts on financial estimates and assumptions as a direct result of the target or goal or actions taken to make progress toward meeting such target or goal;

●	The capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures, and sea level rise, subject to applicable one percent and de minimis disclosure thresholds, disclosed in a note to the financial statements;

●	The capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates if used as a material component of our plans to achieve our disclosed climate-related targets or goals, disclosed in a note to our financial statements; and

●	If the estimates and assumptions we use to produce our financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted, disclosed in a note to our financial statements.

We will be exempt from the SEC rules’ requirements to disclose certain information about our greenhouse gas emissions and comply with related auditor assurance requirements as long as we remain a “smaller reporting company” (as described below under —Risks Related to our Common Stock and Publicly-Traded Warrants – We are a ‘smaller reporting company’ within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.”) or an “emerging growth company” (as described below under “—Risks Related to our Common Stock and Publicly-Traded Warrants – We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”). In addition, these disclosure rules will not require compliance by us until our fiscal year beginning in 2027, with certain requirements not becoming effective until our fiscal year beginning in 2028, if we remain a smaller reporting company or emerging growth company.

A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rules. As of March 28, 2024, this litigation has been consolidated in the Eight Circuit Court of Appeals. The outcome of this litigation cannot be determined as of the date of this report.

Assuming that the SEC climate disclosure rules are ultimately upheld in their present form, and even in light of the exemptions and accommodations made for smaller reporting companies and emerging growth companies described above, the costs to adopt the necessary disclosure controls and procedures to disclose all required information, the potential costs to make changes in our operations to allow us to improve our climate change-related disclosures, or the potential loss of revenues from these disclosure requirements due to investor, customer, or vendor requirements to disclose and meet certain climate change-related targets pursuant to these disclosure rules, may still have a material adverse effect on our business and operations.

General Risk Factors

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”), and Silvergate Capital Corp. were each swept into receivership

A statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. In addition, U.S. regional banks have experienced a broad recovery since the turmoil of March 2023. Following the acute stress triggered by the collapse of SVB, aggregate financial indicators of the group have shown improvements. Between March 2023 and January 31, 2024, deposit outflows have stabilized. However, vulnerabilities in the U.S. banking sector are believed to persist.

Although we are not a borrower under or party to any material letter of credit or any other such instruments with any financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

We may be subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

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

Failure to achieve and maintain effective internal control over financial reporting could adversely affect our business and price of our securities.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation. While we continue to evaluate our internal control over financial reporting, we cannot be certain that these measures will ensure that we implement and maintain adequate internal control over financial reporting in the future. If we fail to maintain the adequacy of our internal control over financial reporting or if we or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our securities.

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. While the Company has various cost control measures in place and employs an outside consultant to review larger claims, employee health benefits have been and are expected to continue to be a significant cost to the Company. Medical costs will continue to be a significant expense to the Company and may increase due to factors outside the Company’s control.

We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

We assess our goodwill, intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States (“U.S. GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our financial condition and results of operations.

Environmental regulations may impact our future operating results.

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

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

On February 23, 2022, we announced that our board of directors had authorized a stock repurchase program under which we may repurchase up to $10 million of our outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act (“Rule 10b-18”). On May 23, 2022, we filed a Current Report on Form 8-K that announced that on May 20, 2022 we had established a trading plan (the “Trading Plan”) with B. Riley Securities, Inc. (“B. Riley”) intended to qualify under Rule 10b-18. The Trading Plan instructs B. Riley to repurchase shares of common stock of the Company for the Company’s account in accordance with Rule 10b-18 and the Company’s instructions. Repurchases under the Trading Plan are scheduled to terminate as late as June 2024. Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter.

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

A stock repurchase program may be conducted from time to time under authorization made by our board of directors. Although no single stockholder or group of stockholders currently owns a majority of our shares, as of March 28, 2024, Andrew Stranberg, our Executive Chairman, beneficially owned approximately 28.7% shares of our common stock, and Andrew Shape, our President and Chief Executive Officer, beneficially owned approximately 19.2% shares of our common stock. As such, our officers and directors together hold a significant percentage of our outstanding shares of common stock and therefore may effectively control our operations. The reduction of total outstanding shares through the execution of a stock repurchase program of common stock may increase the risk that Mr. Stranberg or Mr. Shape alone or that our officers and directors together will be controlling stockholders.

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

Any trading market for our common stock and publicly-traded warrants may be influenced in part by any research reports that securities industry analysts publish about us. We currently do not have any research coverage. We may never obtain new research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by new analysts, and one or more analyst downgrades our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our securities could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities on the price of our securities. In all events, future issuances of our securities would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our securities.

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

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore stockholders may have difficulty selling their securities.

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

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being exempt from certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we may provide only two years of financial statements; and we need not provide the table of selected financial data. We will also be exempt from certain greenhouse gas emissions disclosure and related third-party assurance requirements. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors, which could make it more difficult for our securityholders to sell their securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

Information technology is important to our business operations and we are committed to protecting the privacy, security and integrity of our data, as well as our employee and customer data.  This program is integrated into the Company’s overall enterprise risk management process.

We monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. Additionally, to protect and secure sensitive data such as customer information, we employ multi-factor authentication, a suite of security tools, systems monitoring and alerting, audit logs, and controls across our major systems, corporate devices, and business processes. Our cybersecurity process is designed to assess, identify, prevent, and manage cybersecurity risks and threats, as well as identify, contain and respond to cybersecurity incidents. This process includes a variety of activities, such as company-wide security awareness training, including regular phishing simulations, acceptable use training, self-assessments, and other targeted training throughout the year as appropriate. These cybersecurity trainings provide employees the opportunity to gain an understanding of the various forms of cybersecurity incidents and enable our employees to handle and report any suspicious activity or threat.

To date, our approach to cybersecurity has been effective in protecting the confidentiality, integrity, and availability of our information; however, we cannot guarantee that its efforts will be successful in preventing all cybersecurity incidents. Further, we currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

Engaging Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we leverage the expertise of a managed service provider, and when warranted will engage with independent third parties in evaluating and testing our risk management systems. These service providers enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies meet generally accepted industry best practices. Our Chief Information Officer also performs ongoing review of current practices to further ensure cybersecurity.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments by our Chief Information Officer. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

The Company’s Chief Information Officer is primarily responsible for assessing, monitoring and managing our cybersecurity risks. The Chief Information Officer must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. The Chief Information Officer provides briefings on cybersecurity threats and related risks to the Chief Executive Officer on a regular basis. Our Chief Information Officer has had responsibility over cybersecurity, data privacy and classification, incident response, disaster recovery, and business continuity in a number of positions in the field of information technology. The Chief Information Officer oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitoring Cybersecurity Incidents

The Chief Information Officer is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The Chief Information Officer implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Chief Information Officer will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2. PROPERTIES.

We are headquartered in Quincy, Massachusetts, where we occupy approximately 10,000 square feet of office space pursuant to a lease agreement, as amended, that will terminate on May 31, 2025. Our management team, client service team, marketing, operations, and sales team are all primarily based in this office. Our monthly rent for this facility was $24,521 from June 2020 to May 2021, $25,178 from June 2021 to May 2022, $25,835 from June 2022 to May 2023, and will be $26,491 from June 2023 to May 2024 and $27,148 from June 2024 to May 2025. We may also be required to pay certain taxes and expenses to the landlord under the lease agreement. The foregoing description of the lease agreement and amendment to the lease agreement is qualified in its entirety by reference to the full text of such agreements which are filed as Exhibit 10.3 and Exhibit 10.4 to this Annual Report, respectively, and which are incorporated herein by reference.

Under a lease agreement dated May 31, 2023 (the “Miller Lease Agreement”) with Miller Family Walpole LLC, as landlord (the “Miller Landlord”), for a warehouse facility in Walpole, Massachusetts, we will pay base rent of $179,550.00 in the first year of the lease and an increase of 2% per annum in each subsequent year. We may extend the term for an additional five years upon the same base rent terms upon 12 months’ notice. We will be responsible for all property and other taxes and expenses related to the facility except for maintenance of certain structural elements. The initial lease term commenced on June 1, 2023 and terminates on May 31, 2028. We may assign our rights to the lease and property at the facility as collateral to a lender. The Miller Landlord is also required to execute a landlord lien waiver and collateral access agreement upon request. The Miller Lease Agreement contains provisions for minimum insurance, mutual indemnification from certain claims relating to the Miller Lease Agreement, and customary default and related termination and remedy provisions. The foregoing description of the Miller Lease Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.37 to this Annual Report.

We also lease satellite office space in Warsaw, Indiana; Mt. Pleasant, South Carolina; Walpole, Massachusetts; and Tomball, Texas. Our aggregate rent payments for these facilities is $204,615 per year. Our employees also work remotely from 20 additional locations around the United States using other facilities.

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

Number of Holders of Our Common Stock

As of March 28, 2024, there were approximately 66 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2023 fiscal year that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K that was filed during the 2023 fiscal year.

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2023 – October 31, 2023	-	$-	1,797,159	$6,643,289
November 1, 2023 – November 30, 2023	4,505	$1.31	1,801,664	$6,637,399
December 1, 2023 – December 31, 2023	13,502	$1.47	1,815,166	$6,617,594

(1)	For a description of the Company’s stock repurchase program, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled Item 1A. “Risk Factors” and “Introductory Notes – Note Regarding Forward-Looking Statements.”

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2023 and 2022, program clients accounted for 77.2% and 82.2% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 28.7% year-over-year in 2023 compared to 2022, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the assets of G.A.P. Promotions in January 2022, the assets of Trend Brand Solutions in August 2022, the assets of Premier NYC in December 2022, and the assets of T R Miller in June 2023.

As of December 31, 2023, we had $61.6 million of total assets with $39.5 million of total stockholder equity.

Recent Developments

Modification of Line of Credit Terms

Under a Commercial Loan Modification Agreement, dated as of February 12, 2024, between the Lender (as defined in “—Liquidity and Capital Resources – Debt”) and the Company (the “Loan Modification Agreement”), certain obligations and requirements of the Company under the Line of Credit Agreement (as defined in “—Liquidity and Capital Resources – Debt”) were modified, superseding the initial applicable terms, including as follows (as described in “—Liquidity and Capital Resources – Debt”):

●	The Company must make payment of Lender’s reasonable expenses for a field exam in 2024;

●	The Line of Credit (as defined in “—Liquidity and Capital Resources – Debt”) will now be subject to the Company meeting the following financial requirements:

●	The Company must maintain a “Minimum Interest Coverage” of 1.25:1, tested for fiscal year ending December 31, 2024 only, and defined as follows: EBITDA (as defined below), divided by cash interest payments made on all debt. “EBITDA” is defined as the trailing year’s total of net income before total interest expense, tax expense, and depreciation and amortization expense. EBITDA will be adjusted for extraordinary and/or non-cash items as defined in accordance with U.S. GAAP.

●	The Company must maintain a “Minimum Debt Service Coverage Ratio” of 1.20:1, tested annually beginning with the fiscal year ending December 31, 2025, defined as follows: EBITDA, less cash taxes, distributions, dividends, stockholder withdrawals in any form, and unfinanced capital expenditures (as defined below), divided by all scheduled principal payments on all debt, plus cash interest payments made on all debt, plus cash payments made on contingent earn-out liabilities. “Unfinanced capital expenditures” is defined as the current fiscal-year-end net fixed assets, plus current fiscal-year-end depreciation, less prior fiscal-year-end net fixed assets, less the long-term debt increase.

●	The Company’s “Ratio of Debt to Tangible Net Worth” must not exceed 1.50:1, tested at financial year-end, defined as total liabilities divided by “tangible net worth,” defined as total assets, less total labilities, less intangible assets and amounts due from stockholder/related parties.

●	The Company must maintain a “Minimum Liquidity” of $7,500,000 at all times, defined as cash and short-term investments, less rewards program liabilities.

●	Any future investments or acquisitions will continue to require prior approval by the Lender, and any future contingent earn-out obligations must be subordinated to Lender debt.

The foregoing description of the Loan Modification Agreement is qualified in its entirety by reference to the full text of the Loan Modification Agreement, a copy of which is attached as Exhibit 10.42 to this Annual Report, which is incorporated herein by reference.

Annual Executive Bonuses

On February 15, 2024, the Company awarded annual bonuses for the fiscal year ended December 31, 2023 to Andrew Shape, David Browner, John Audibert, and Sheila Johnshoy. The bonus compensation is described in Item 11. “Executive Compensation”.

Chief Information Officer Compensation

Effective January 2, 2024, Ian Wall became our Chief Information Officer. Mr. Wall’s compensation package is described in Item 11. “Executive Compensation – Executive Officer Employment and Consulting Agreements – Employment Agreement with Ian Wall”.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present three years, and may instead present only two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions and accommodations available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including as to: (i) the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) scaled executive compensation disclosures; (iii) presenting three years of audited financial statements; and (iv) compliance with certain greenhouse gas emissions disclosure and related third-party assurance requirements.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Sales	$75,893,871	100.0%	$58,953,467	100.0%

Cost of Sales:
Purchases	45,399,202	59.8%	37,391,939	63.4%
Freight	5,613,169	7.4%	4,991,854	8.5%
Total Cost of Sales	$51,012,371	67.2%	$42,383,793	71.9%

Gross Profit	$24,881,500	32.8%	$16,569,674	28.1%

Operating Expenses:
General and Administrative Expenses	26,030,030	34.3%	18,075,369	30.7%
Total Operating Expenses	$26,030,030	34.3%	$18,075,369	30.7%

Earnings (Loss) from Operations	$(1,148,530)	(1.5)%	$(1,505,695)	(2.6)%

Other Income and (Expense):
Other Income	375,063	0.5%	112,507	0.2%
Interest Income	570,387	0.8%	94,680	0.2%
Unrealized Gain (Loss) on Investments	269,587	0.4%	(179,120)	(0.3)%
Total Other Income and (Expense)	$1,215,037	1.6%	$28,067	0.0%

Earnings (Loss) Before Income Taxes	$66,507	0.1%	$(1,477,628)	(2.5)%

Provision for Income Taxes	$31,449	0.0%	$(699,187)	(1.2)%

Net Earnings (Loss)	$35,058	0.0%	$(778,441)	(1.3)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 28.7% to approximately $75.9 million for the year ended December 31, 2023, from approximately $59.0 million for the year ended December 31, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, the acquisitions of the G.A.P. Promotions assets in January 2022, the Trend Brand Solutions assets in August 2022, the Premier NYC assets in December 2022, and the T R Miller assets in June 2023 accounted for approximately $14.7 million, or 19.4%, of sales, for 2023, compared to approximately $6.5 million, or 11.0%, of sales for 2022, as described in more detail immediately below.

The January 2022 acquisition of the G.A.P. Promotions assets generated approximately $3.5 million of sales for the year ended December 31, 2023, compared to approximately $5.4 million from such assets for the year ended December 31, 2022. The August 2022 acquisition of the Trend Brand Solutions assets generated approximately $3.1 million of sales for the year ended December 31, 2023 compared to approximately $1.1 million from such assets for the year ended December 31, 2022. The December 2022 acquisition of the Premier NYC assets generated approximately $1.1 million of sales for the year ended December 31, 2023, compared to no sales from such assets for the year ended December 31, 2022. The June 2023 acquisition of the T R Miller assets generated approximately $7.0 million of sales for the year ended December 31, 2023, compared to no sales from such assets for the year ended December 31, 2022. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions, Trend Brand Solutions, Premier NYC, and T R Miller asset acquisitions, increased 16.6%, or approximately $8.7 million, to approximately $61.2 million for the year ended December 31, 2023, from approximately $52.5 million for the year ended December 31, 2022.

Cost of Sales

Cost of sales consists of the costs of purchasing merchandise and freight charges. Our total cost of sales increased 20.4% to approximately $51.0 million for the year ended December 31, 2023, from approximately $42.4 million for the year ended December 31, 2022. As a percentage of sales, cost of sales decreased to 67.2% for the year ended December 31, 2023 from 71.9% for the year ended December 31, 2022. More specifically, cost of purchases increased to approximately $45.4 million for the year ended December 31, 2023, or 21.4%, from approximately $37.4 million for the year ended December 31, 2022. As a percentage of sales, cost of purchases decreased to 59.8% for the year ended December 31, 2023, from 63.4% for the year ended December 31, 2022. In addition, freight costs increased to approximately $5.6 million for the year ended December 31, 2023, or 12.4%, from approximately $5.0 million for the year ended December 31, 2022. As a percentage of sales, freight costs decreased to 7.4% for the year ended December 31, 2023, from 8.5% for the year ended December 31, 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 28.7% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 50.2% to approximately $24.9 million, or 32.8% of sales, for the year ended December 31, 2023, from approximately $16.6 million, or 28.1% of sales, for the year ended December 31, 2022. The increase in the dollar amount of gross profit was due to an increase in sales of approximately $16.9 million for the reasons described above, partially offset by an increase in purchasing and freight costs of approximately $8.6 million in aggregate for the reasons described above.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 44.0%, or approximately $8.0 million, to approximately $26.0 million for the year ended December 31, 2023, from approximately $18.1 million for the year ended December 31, 2022. As a percentage of sales, operating expenses increased to 34.3% for the year ended December 31, 2023, from 30.7% for the year ended December 31, 2022. The increase in the dollar amount of operating expenses was due to an increase in general and administrative expenses of approximately $8.0 million, or 44.0%, which in turn was primarily due to aggregate expenses related to the organic growth in our business.

Other Income and Expense

Other income and (expense) consist of other income, interest income, and unrealized gain (loss) on investments. Our other income was $375,063 for the year ended December 31, 2023, compared to $112,507 for the year ended December 31, 2022. This change was primarily due to an accrual adjustment to certain earn-out obligations relating to our acquisition of the assets of Wildman Imprints, Trend Brand Solutions, and Premier NYC. Our interest income was $570,387 for the year ended December 31, 2023, compared to $94,680 for the year ended December 31, 2022. This change was primarily due to interest generated from investments. Our unrealized gain (loss) on investments was $269,587 for the year ended December 31, 2023, compared to $(179,120) for the year ended December 31, 2022. This change was primarily due to the recording of all investments at estimated fair value.

Income Taxes Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the year ended December 31, 2023 was approximately $0.03 million compared to income tax provision of approximately $(0.7) million for the year ended December 31, 2022. Income tax provision for the years ended December 31, 2023 and 2022 accounted for 47.3% and 47.3% of earnings (loss) before income taxes of approximately $0.1 million and approximately $(1.5) million for the years ended December 31, 2023 and 2022, respectively. For 2023 and 2022, the Company recorded an income tax provision comprised substantially of a deferred tax asset in the form of an operating loss carryforward. No valuation allowance against the deferred tax asset was accounted for due to the indefinite life of the asset.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on management’s expectations of future earnings, we anticipate that our effective tax rate will remain similar to the federal tax rate of 21%. State income taxes will fluctuate based annually on apportionment of sales by state.

Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate and our deferred tax assets and liabilities. For further discussion of changes in the income tax provision, refer to Notes A and S to our financial statements beginning on page F-1 of this Annual Report.

Net Earnings and Losses

Our net earnings for the year ended December 31, 2023 was approximately $0.04 million, compared to a net loss of approximately $0.8 million for the year ended December 31, 2022. This change was primarily due to the increase in sales during 2023 from the acquisition of the assets of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller to approximately $14.7 million in aggregate, from approximately $6.5 million from the acquisition of the assets of G.A.P. Promotions, Trend Brand Solutions, and Premier NYC during 2022, and the increase of approximately $8.7 million from recurring organic sales during 2023 compared to 2022. These factors were partially offset by the reasons described above for the increase in operating expenses and the increase in purchasing costs.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of approximately $8.0 million and investments of approximately $10.5 million. We have financed our operations primarily through cash generated from the IPO in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, operations, and bank borrowings, including a secured revolving demand line of credit that was opened with Salem Five Cents Savings Bank in November 2021 for aggregate loans of up to $7.0 million, subject to a number of asset-related and other financial requirements and other covenants, terms and conditions as described in detail below under “– Debt”.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended December 31, 2024 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for fiscal years ended December 31, 2023 and December 31, 2022:

Cash Flow

	Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$(4,365,089)	$(2,949,602)
Net cash provided by (used in) investing activities	(2,074,559)	(11,329,536)
Net cash provided by (used in) financing activities	(825,305)	(2,693,774)
Net increase (decrease) in cash and cash equivalents	(7,264,953)	(16,972,912)
Cash and cash equivalents at beginning of year	15,253,756	32,226,668
Cash and cash equivalents at end of year	$7,988,803	$15,253,756

Net cash used in operating activities was approximately $4.4 million for the year ended December 31, 2023, as compared to net cash used in operating activities of approximately $2.9 million for the year ended December 31, 2022. For the year ended December 31, 2023, increases in accounts receivable of approximately $6.0 million, accrued payroll and related of approximately $2.0 million, and unearned revenue of approximately $4.5 million along with a decrease in rewards program liability of approximately $5.1 million were the primary drivers of the net cash used in operating activities. For the year ended December 31, 2022, an increase in accounts receivable of approximately $5.5 million, inventory of approximately $1.6 million, and rewards program liability of approximately $6.0 million were the primary drivers of net cash used in operating activities. The change in net cash used in operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 occurred in the normal course of business due to growth in organic business.

Net cash used in investing activities was approximately $2.1 million for the year ended December 31, 2023, as compared to net cash used in investing activities of approximately $11.3 million for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, asset acquisitions for net cash outlays totaling approximately $0.7 million and $0.7 million, respectively, additions to software-related property and equipment totaling approximately $1.0 million and $0.6 million, respectively, and purchases of investments totaling approximately $0.4 million and $10.0 million, respectively, were the primary drivers of the net cash used in investing activities. The decrease in net cash used in investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to reduced purchases of investments.

Net cash used in financing activities was approximately $0.8 million for the year ended December 31, 2023, as compared to net cash provided by financing activities of approximately $2.7 million for the year ended December 31, 2022. For the year ended December 31, 2023, net cash used in financing activities consisted primarily of payments related to a contingent earn-out liability of approximately $0.8 million and the repurchase of our common stock under our stock repurchase program for approximately $0.05 million. For the year ended December 31, 2022, net cash used in financing activities consisted primarily of payments related to a contingent earn-out liability of approximately $0.7 million and the repurchase of our common stock under our stock repurchase program for approximately $3.3 million, offset by net proceeds received from the exercise of our publicly-traded warrants of approximately $1.3 million. The decrease in net cash used in financing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the non-recurrence of proceeds from the exercise of our publicly-traded warrants, offset by reduced repurchases of our common stock, during the year ended December 31, 2022.

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

As of December 31, 2023, we had repurchased a total of 1,815,166 shares of common stock for total payments of $3,382,406, and $6,617,594 remained available under the stock repurchase program for future stock repurchases. During the three months ended December 31, 2023, we repurchased a total of 18,007 shares for aggregate payments of $25,696 under the Trading Plan. See Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. – Purchases of Equity Securities” for further information about repurchases of common stock during the three months ended December 31, 2023.

Debt

On November 22, 2021, we entered into a Revolving Demand Line of Credit Loan Agreement (the “Line of Credit Agreement”), with Salem Five Cents Savings Bank (the “Lender”), for aggregate loans of up to $7 million (the “Line of Credit”), evidenced by a Revolving Demand Line of Credit Note, also dated November 22, 2021 (the “Note”). The Line of Credit and Note are secured by a first priority security interest in all assets and property of the Company, as provided in the Security Agreement, also dated November 22, 2021, between the Lender and the Borrower (the “Security Agreement” and together with the Line of Credit Agreement and the Note, the “Line of Credit Documents”), and as described below. In addition, see “—Recent Developments – Modification of Line of Credit Terms” as to the recent modification of certain terms of the Line of Credit.

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

The Line of Credit was also initially subject to the following ongoing affirmative obligations of the Company: Making punctual repayment of the Line of Credit amount; maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another Certified Public Accountant acceptable to the Lender; allowing the Lender to inspect its accounting books and records; furnishing audited, quarterly, monthly and other financial statements to the Lender; making payment of Lender’s reasonable expenses for a field exam in 2022 (see “—Recent Developments – Modification of Line of Credit Terms” as to the recent modification of this term); allowing the Lender to communicate with its accountants; maintaining its properties in good repair subject to ordinary wear and tear; obtaining replacement-cost insurance for its property with the Lender as Mortgagee/Loss Payee; causing management contracts for the Company’s properties to be subordinated to the rights of the Lender; and allowing no change of property management company without the prior written consent of the Lender..

The Line of Credit was also initially subject to the Company meeting the following financial requirements: (a) “Debt Service Coverage Ratio” defined as cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, shareholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; and (b) “Minimum Net Worth” defined as minimum net worth of $2,000,000 at December 31, 2021, $2,750,000 at December 31, 2022, and $3,500,000 at December 31, 2023. See “——Recent Developments – Modification of Line of Credit Terms” as to the recent modification of these terms.

The Company also may not, without the prior approval by the Lender, incur any additional indebtedness, secured or unsecured, except in the ordinary course of business; make loans or advances to others or guarantee others’ obligations except for certain ordinary advances to employees or ordinary customer credit terms; make investments; acquire any business; make capital expenditures except in the ordinary course of business; sell any material assets except in the ordinary course of business; or grant any security interests or mortgages in its properties or assets. See “——Recent Developments – Modification of Line of Credit Terms” as to the recent modification of these terms.

The foregoing description of the Loan Agreement, the Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, the Note, and the Security Agreement, copies of which are attached as Exhibit 10.19, Exhibit 10.20 and Exhibit 10.21 to this Annual Report, respectively, which are incorporated herein by reference.

In connection with the Line of Credit Agreement, on November 22, 2021, the Company, the Lender and Harte Hanks Response Management/Boston, Inc. (the “Warehouse Provider”), the lessor of certain warehouse facilities to the Company, executed a Warehouseman’s Waiver in favor of the Lender (the “Warehouseman’s Waiver”). Under the Warehouseman’s Waiver, the Warehouse Provider disclaimed any interest in the property of the Company stored on the premises (the “Collateral”), and agreed not to interfere with the Lender’s enforcement of its rights in the Collateral. The Warehouse Provider further agreed to provide notice to the Lender of any default by the Company of its obligations as to the Warehouse Provider, and to give the Lender at least 30 days to exercise its rights, which period may be extended by the Lender up to 60 days upon its payment of the per-diem rental amount. After that period, unless the default has been cured by the Lender, the Warehouse Provider may dispose of such Collateral as it deems fit. Upon the receipt of written notice from the Lender and until such notice is rescinded, the Warehouse Provider shall only honor instructions from the Lender with respect to the Collateral, including any direction from the Lender to dispose of all or any portion of the Collateral at any time, without any further consent or instruction from Company.

The foregoing description of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.22 to this Annual Report, which is incorporated herein by reference.

As of December 31, 2023 and 2022, we had not drawn any funds from the Loan under the Loan Agreement.

Contractual Obligations

Wildman Imprints Assets Acquisition

On August 24, 2020, we entered into an Asset Purchase Agreement (the “Wildman Imprints Asset Purchase Agreement”), to acquire inventory, fixed assets, and a customer list of Wildman Imprints. The acquisition closed on September 26, 2020. In connection with the asset acquisition, the customer list was purchased in part under the following earn-out payment terms. The required earn-out payments are equal to 15% of the Gross Profit (as defined by the Wildman Imprints Asset Purchase Agreement) earned from the sale of product to the customer list for the first year following the date of the agreement and 30% for the second and third years following the date of the agreement. Earn-out payments are due within 30 days of the anniversary date of the agreement for the first year and within 30 days of each quarter for the second and third year following the date of the agreement. Any additional Wildman Imprints accounts with a strong history that are purchased will have the same earn-out terms. Additional payments are due for certain referred accounts in the amount of 5% of sales for the first year following the referral date, 3% of sales for the second year following the referral date, and 1% of sales for the third year following the referral date. At December 31, 2023 and December 31, 2022, the current portion of the earn-out liability amounted to $0 and $742,874, respectively.

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

For further discussion see Notes J and M to our financial statements beginning on page F-1 of this Annual Report.

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

For further discussion relating to this transaction, see Notes J and N to our financial statements beginning on page F-1 of this Annual Report. The foregoing description of the G.A.P. Promotions Asset Purchase Agreement and assets acquired from G.A.P. Promotions is qualified in its entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.1 and Exhibit 2.2 to this Annual Report, respectively, and incorporated by reference herein.

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

For further discussion see Notes J and N to our financial statements beginning on page F-1 of this Annual Report. The foregoing description of the Trend Asset Purchase Agreement and assets acquired from Trend Brand Solutions is qualified in their entirety by the full text of the asset purchase agreement and amendment thereto, which are filed as Exhibit 2.3 and Exhibit 2.4 to this Annual Report, respectively, and incorporated by reference herein.

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

For further discussion, see Notes J and N to our financial statements beginning on page F-1 of this Annual Report.

T R Miller Asset Acquisition Agreement

On January 25, 2023, we entered into an Asset Purchase Agreement (the “T R Miller Purchase Agreement”) with T R Miller and Thomas R. Miller (the “Miller Stockholder”), pursuant to which we agreed to acquire substantially all of the assets of T R Miller used in T R Miller’s branding, marketing and promotional products and services business (the “T R Miller Business”). The T R Miller Business had existing operations and generated revenues. The T R Miller Purchase Agreement provided that the aggregate purchase price for the T R Miller Business would consist of cash payments by the Company to T R Miller at and following the consummation of the transactions contemplated by the T R Miller Purchase Agreement (the “T R Miller Closing”), subject to certain adjustments.

On June 1, 2023, the T R Miller Closing was completed. Pursuant to the T R Miller Purchase Agreement, the Company paid T R Miller $2,154,230.21 in cash, reflecting the purchase price of $1,000,000 as adjusted by a $1,123,071.82 working capital adjustment; no adjustment for indebtedness as of the date and time of the T R Miller Closing (the “T R Miller Closing Date”) that was not part of the Assumed Liabilities (as defined in the T R Miller Purchase Agreement); no separate amount for any Inventory (as defined in the T R Miller Purchase Agreement) that was on hand and owned by T R Miller as of the T R Miller Closing Date, as such amount was included in the working capital adjustment; and first and last month’s rent under the Miller Lease Agreement (as defined below) of $14,962.50 and $16,195.89, respectively.

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

The T R Miller Purchase Agreement also contained additional representations, warranties, covenants, indemnification provisions and other terms.

Pursuant to the T R Miller Purchase Agreement, in connection with the T R Miller Closing, the Company, as tenant, and the Miller Landlord, entered into the Miller Lease Agreement for a warehouse facility in Walpole, Massachusetts. The Miller Lease Agreement provides for base rent of $179,550.00 in the first year of the lease and an increase of 2% per annum in each subsequent year. We may extend the term for an additional five years upon the same base rent terms upon 12 months’ notice. We will be responsible for all property and other taxes and expenses related to the facility except for maintenance of certain structural elements. The initial lease term commenced on June 1, 2023 and terminates on May 31, 2028. We may assign our rights to the lease and property at the facility as collateral to a lender. The Miller Landlord is also required to execute a landlord lien waiver and collateral access agreement upon request. The Miller Lease Agreement contains provisions for minimum insurance, mutual indemnification from certain claims relating to the Miller Lease Agreement, and customary default and related termination and remedy provisions. The foregoing description of the Miller Lease Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.37 to this Annual Report.

In addition, the Company entered into (i) a consulting agreement with the Miller Stockholder providing for certain consulting services to the Company for a period of three years following the T R Miller Closing Date and (ii) an employment agreement with Stacy Miller.

The foregoing references to the terms and conditions of the T R Miller Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreement, a copy of which is attached as Exhibit 2.5 to this Annual Report, and incorporated by reference herein.

Property Leases

The following is a schedule by years of future minimum lease payments:

2024	$569,236
2025	387,618
2026	188,981
2027	192,672
2028	64,784
Total Future Non-Cancelable Minimum Lease Payments	$1,403,291

Lease cost for the years ended December 31, 2023 and 2022 totaled $557,687 and $466,895, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At December 31, 2023 and December 31, 2022, the Company had net deposits totaling $875,000 and $6,000,000, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Line of Credit described above. As stated above, as of December 31, 2023 and December 31, 2022, we had not drawn any funds from the Line of Credit under the Line of Credit Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted account principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2023 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Andrew Stranberg	52	Executive Chairman, Treasurer, Secretary, and Director
Andrew Shape	50	President, Chief Executive Officer and Director
David Browner	35	Chief Financial Officer
John Audibert	37	Vice President of Growth and Strategic Initiatives
Sheila Johnshoy	51	Chief Operating Officer
Ian Wall	52	Chief Information Officer
Travis McCourt	40	Director
Alan Chippindale	65	Director
Alejandro Tani	51	Director
Ashley Marshall	38	Director

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

Andrew Shape is our co-founder and since 1996 has served as our President and director, and as our Chief Executive Officer since January 2020. From July 2018 to February 2021, Mr. Shape also served as the Chief Executive Officer and President and a director of Long Blockchain Corp., a Delaware corporation, or LBCC, in connection with a business co-managed with LBCC for its subsidiary Stran Loyalty Group Inc., a Delaware corporation, or SLG, that was focused on co-managing our loyalty and gift card programs. From June 2018 through December 2021, Mr. Shape served as a director for Naked Brand Group Limited (formerly Nasdaq: NAKD) until the closing of its business combination with Cenntro Electric Group Limited (Nasdaq: CENN). Prior to forming Stran, from August 1995 to September 1996, Mr. Shape worked at Copithorne & Bellows Public Relations (a Porter Novelli company) as an Account Executive covering the technology industry. Mr. Shape holds a BA degree from the University of New Hampshire. We believe that Mr. Shape is qualified to serve on our board of directors due to his deep knowledge of Stran, his industry expertise, and his experience as a director on other Nasdaq-listed companies.

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

John Audibert has been our Vice President of Growth and Strategic Initiatives since March 2020. Mr. Audibert has over 12 years of investment banking, corporate finance and strategy consulting experience. He has been the President of Josselin Capital Advisors, Inc., a company wholly-owned by John Audibert (“JCA”), since October 2019, which provides consulting services to high-growth businesses. He was formerly President of Woodland Way Advisors, Inc., a consulting firm, from January 2015 through December 2020. Mr. Audibert previously worked in the investment banking group of Sandler O’Neill + Partners, L.P. where he provided merger and acquisition advisory as well as capital raising services to middle-market clients. Prior to joining Sandler O’Neill, he was a strategic consultant at Putnam Associates. Mr. Audibert received a bachelor’s degree with a concentration in finance from the Carroll School of Management at Boston College. Mr. Audibert was an employee of the Company from March 2020 to May 2021, and since then has continued acting in his current capacity as an independent contractor.

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

Ian Wall has been our Chief Information Officer since January 2024. From April 2021 to November 2023, Mr. Wall was Senior Vice President of Digital Transformation and Service Delivery at Digital Radius. From November 2019 to January 2021, Mr. Wall held several positions at Bentley University, as Interim Vice President and Chief Information Officer from May 2020 to January 2021, and as Executive Director from November 2019 to May 2020. From February 2016 to May 2020, Mr. Wall was Director, Enterprise Applications at Tufts University. From September 2014 to November 2015, Mr. Wall was Director, Enterprise Business Intelligence at Vertex Pharmaceuticals. Mr. Wall received a Masters in Science and Engineering Management from Tufts University Gordon Institute and a Bachelor of Arts in Liberal Arts from University of Massachusetts Amherst.

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

Alan Chippindale has been a member of our board of directors since November 2021. Mr. Chippindale has been President of Engage & Excel Enterprises Inc., or Engage & Excel, an employee recruitment and M&A consulting company, since July 2017. From January 2008 to June 2017, Mr. Chippindale was Chief Business Development Officer of BrandAlliance Inc., a promotional products distributor. Mr. Chippindale graduated from Bowling Green State University with a bachelor degree in International Business and Marketing. Mr. Chippindale has been listed on the ASI Power 50 five times, was Chief Executive Officer and a director of BrandAlliance Inc., and was President of Proforma Inc. from September 1987 to December 2004. He is a leading business development, recruiting and merger and acquisition consultant for the promotional products industry, a strategic think tank member, and a certified marketing professional. He has managed over 100 business combinations and the recruiting of over 1,000 sales professionals. We believe that Mr. Chippindale is qualified to serve on our board of directors due to his leading role in the promotional products industry.

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

Ashley L. Marshall has been a member of our board of directors since November 2021. Since September 2022, Ms. Marshall has been retired. From December 2021 to September 2022, Ms. Marshall was Merchandise Manager Lighting - Birch Lane at e-commerce furniture and home goods retailer Wayfair (NYSE: W). From January 2015 to September 2021, Ms. Marshall was in the following planner positions with off-price apparel retailer The TJX Companies, Inc. (NYSE: TJX): Allocation Analyst, January 2015 to December 2015; Senior Analyst, December 2015 to September 2017; and Associate Planner, September 2017 to September 2021. From January 2014 to December 2015, Ms. Marshall was an attorney in the United States Treasury Department. Ms. Marshall earned a Bachelor of Business Administration from the University of Mississippi and a Juris Doctor from The George Washington University Law School. We believe that Ms. Marshall is qualified to serve on our board of directors due to her over five years’ experience developing business strategy for TJX, a leading global retailer, and her background in law.

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

Committees of the Board of Directors

Our board of directors established the Company’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is available on our website at https://ir.stran.com//.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

For further related discussion, see Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Audit Committee and Audit Committee Members

Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. Travis McCourt, Alejandro Tani, and Ashley Marshall, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our Audit Committee, with Mr. McCourt serving as the chairman. Our board has determined that each of Mr. McCourt and Mr. Tani qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

The full text of the Code of Ethics and Business Conduct is posted on our website at https://ir.stran.com/. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171.

Insider Trading Policy

Effective March 27, 2023, we adopted a new insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 99.1 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2023 and prior years, except as otherwise disclosed in our previous filings with the SEC and as follows: A late Form 4 was filed for Alan Chippindale on June 29, 2023 relating to a purchase of shares of common stock on June 23, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Andrew Shape, President and	2023	400,000	50,000	-		-		31,220	(1)	481,220
Chief Executive Officer	2022	400,000	-	-		-		121,918	(1)	521,918
David Browner,	2023	235,577	26,250	67,950	(2)	64,963	(3)	9,000		403,740
Chief Financial Officer	2022	169,426	-	-		-		4,051		173,477
Andrew Stranberg,	2023	500,000	-	-		-		-		500,000
Executive Chairman	2022	500,000	-	-		-		-		500,000
Randolph Birney,	2023	300,000	-	-		-		86,581	(4)	386,581
Vice President	2022	300,000	-	-		-		131,742	(4)	431,742
Stephen Paradiso,	2023	167,596	175,000	-		-		-		342,596
Former Chief of Staff(5)	2022	176,346	-	-		-		-		176,346

(1)	Under the Shape Employment Agreement (as defined below), Mr. Shape was entitled to the payment of $10,000 per month during 2023 and 2022 as repayment of sales commissions totaling approximately $140,927 that had been earned in previous years, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. During 2022, Mr. Shape was entitled to $120,000 in total payments toward prior-year commissions in addition to accrued interest of $1,918, and was paid $90,000 towards these commissions. During 2023, Mr. Shape became entitled to an additional $20,927 in total payments toward these prior-year commissions and accrued interest of $293. All $30,927 of outstanding payable prior-year commissions were paid to Mr. Shape during 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

(2)	On April 14, 2023, David Browner became entitled to awards of up to 35,000 shares of common stock subject to performance conditions with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of these awards was computed based upon the probable outcome of such conditions consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures, and based upon the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report. The maximum aggregate grant date fair value of these awards was $60,200 assuming that the highest level of performance conditions will be achieved. In addition, on February 15, 2024, Mr. Browner was granted 5,000 shares of common stock as a bonus award with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report.

(3)	On April 14, 2023, David Browner was granted an option to purchase 100,000 shares of common stock. The option vests subject to performance conditions with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of this award was computed based upon the probable outcome of such conditions consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures, and based upon the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report. The maximum aggregate grant date fair value of the award was $60,800 assuming that the highest level of performance conditions will be achieved. On February 15, 2024, Mr. Browner was granted an option to purchase 7,500 shares of common stock as a bonus award with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report.

(4)	Under the Birney Employment Agreement (as defined below), Mr. Birney was entitled to the payment of $10,000 per month during 2022 as repayment of sales commissions totaling approximately $197,110 that had been earned in previous years, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. During 2022, Mr. Birney was entitled to $120,000 in total payments toward these prior-year commissions in addition to accrued interest of $2,742, and was paid $120,000. During 2023, Mr. Birney became entitled to approximately $77,110 toward these prior-year commissions and was entitled to accrued interest of $471, and was paid $77,110 toward these prior year commissions. Effective January 2, 2024, Mr. Birney was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Birney remained an employee of the Company. Mr. Birney also received $9,000 as an automobile allowance in each of 2022 and 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

(5)	Stephen Paradiso resigned from his position with the Company effective December 1, 2023.

Executive Officer Employment and Consulting Agreements

Employment Agreement with Andrew Shape

Under our employment agreement with our Chief Executive Officer, Andrew Shape, dated July 13, 2021 and effective as of November 8, 2021 (the “Shape Employment Agreement”), we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Shape an annual salary of $400,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Shape Employment Agreement, on November 12, 2021, we awarded Mr. Shape a stock option for the purchase of 323,810 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO, or $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Shape was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $140,926.69 that were earned and due to Mr. Shape as of a date prior to the date of the Shape Employment Agreement and that Mr. Shape did not waive his right to these sales commissions by entering into the Shape Employment Agreement. Beginning on the date of the Shape Employment Agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the Shape Employment Agreement, the Company was required to pay Mr. Shape the gross amount of $10,000 per month towards Mr. Shape’s unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company had “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the board of directors in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Shape’s employment for any reason, regardless of whether termination is for cause, and 30 months after the date of the Shape Employment Agreement, Mr. Shape shall have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Shape will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Shape’s employment by giving at least 30 days written notice. If we terminate Mr. Shape without cause or he resigns for good reason as provided under the Shape Employment Agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Shape for the first 18 months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Shape during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew the Shape Employment Agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Shape is also subject to standard confidentiality and noncompetition provisions.

On February 15, 2024, in connection with the Company’s fiscal year 2023 executive bonus determinations, the Compensation Committee determined that Mr. Shape would be awarded a $50,000 cash bonus.

Mr. Shape has executed the Company’s standard Indemnification Agreement with officers and directors. Mr. Shape is covered by the Company’s directors and officers insurance policy as an executive officer.

The foregoing description of the Shape Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.5 to this Annual Report.

Employment Agreement with David Browner

From January 1, 2022 to July 28, 2022, David Browner, then the Company’s Controller, was provided an annual salary of $150,000 and standard employee benefits on an at will basis. As of July 29, 2022, Mr. Browner was appointed as the Company’s Interim Chief Financial Officer. In connection with the appointment, effective as of July 29, 2022, Mr. Browner’s salary was increased to $200,000, and Mr. Browner was provided with a $750 monthly car allowance. On March 27, 2023, Mr. Browner was appointed as the Company’s Chief Financial Officer. Mr. Browner’s compensation was left unchanged pending review by the Compensation Committee.

On April 14, 2023, the Compensation Committee approved an Employment Agreement with Mr. Browner (the “Browner Employment Agreement”), and it was entered into as of the same date. Under the Browner Employment Agreement, Mr. Browner will continue to be employed as the Company’s Chief Financial Officer and will continue to function as its principal financial officer and principal accounting officer during the term of the agreement. The initial term of the agreement will be two years and will automatically extend an additional year each year unless one party gives 60 days’ notice before the end of the term, unless terminated earlier in accordance with its terms as described below. Mr. Browner will receive an annual base salary of $250,000. In addition, the Company will pay up to $750 per month to maintain a leased automobile for business use by Mr. Browner.

For each fiscal year during the term of the Browner Employment Agreement, Mr. Browner will receive up to three cash bonuses and six equity bonuses depending on the board’s or the Compensation Committee’s certification of the Company’s attainment of the performance conditions provided for in the agreement. The performance conditions will be based on an annual sales target, an annual gross profit target, and an annual net profit target. Each target will be set by the board, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Browner, for the applicable fiscal year. Each target will generally be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item will be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team. The annual targets for fiscal year 2023 for purposes of the Browner Employment Agreement were determined by the Compensation Committee to be $72,000,000 for the annual sales target, $21,600,000 for the gross profit target, and $1,080,000 for the net profit target.

Each portion of an equity bonus consisting of common stock will be granted upon certification of attainment of the respective target. Each portion of an equity bonus consisting of vesting of a stock option will relate to a stock option that was or will be granted on the date of the Browner Employment Agreement and at the beginning of each subsequent fiscal year during the term of the Browner Employment Agreement under a standard form of stock option agreement. In accordance with the Browner Employment Agreement, on April 14, 2023, the Company granted Mr. Browner a stock option for the purchase of 100,000 shares of common stock at an exercise price of $1.72 per share, which was the closing price of the common stock on the Nasdaq Capital Market on the date immediately preceding the date of grant, and which vests and becomes exercisable upon certification of attainment of the applicable targets by the board or the Compensation Committee in accordance with the equity bonus terms described below.

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

All equity bonuses under the Browner Employment Agreement will be awarded under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

Under the Browner Employment Agreement, Mr. Browner will also be eligible for additional bonus amounts as determined by the board or the Compensation Committee within its sole discretion. Mr. Browner will receive unlimited paid time off and paid public holidays, standard executive benefits, standard directors and officers indemnification and insurance coverage, and business-related expense reimbursements.

On February 15, 2024, in connection with the Company’s fiscal year 2023 executive bonus determinations, the Compensation Committee certified the attainment of the performance conditions under the Browner Agreement for the award of a $26,250 cash bonus, the grant of 5,000 shares of common stock, and the vesting of the stock option granted to Mr. Browner on April 14, 2023 as to 7,500 shares of common stock.

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

The foregoing description of the Browner Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.38 to this Annual Report.

Mr. Browner has executed the Company’s standard Indemnification Agreement with officers and directors. Mr. Browner is covered by the Company’s directors and officers insurance policy as an executive officer.

Employment Agreement with Andrew Stranberg

Under our employment agreement with our Executive Chairman, Andrew Stranberg, dated July 13, 2021 and effective as of November 8, 2021 (the “Stranberg Employment Agreement”), we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Stranberg an annual salary of $500,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Stranberg Employment Agreement, on November 12, 2021, we awarded Mr. Stranberg a stock option for the purchase of 400,000 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO, or $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vests monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. Mr. Stranberg will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Stranberg’s employment by giving at least 30 days written notice. If we terminate Mr. Stranberg without cause or he resigns for good reason as provided under the Stranberg Employment Agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Stranberg for the first 18 months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Stranberg during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew the Stranberg Employment Agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Stranberg is also subject to standard confidentiality and noncompetition provisions.

The foregoing description of the Stranberg Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.6 to this Annual Report.

Mr. Stranberg has executed the Company’s standard Indemnification Agreement with officers and directors. Mr. Stranberg is covered by the Company’s directors and officers insurance policy as an executive officer.

Consulting Agreement with John Audibert and Josselin Capital Advisors, Inc.

Under the Consulting Agreement among John Audibert, JCA, which is Mr. Audibert’s his wholly-owned company, and the Company, dated December 2, 2021 (the “Audibert Consulting Agreement”), which was in effect from December 2, 2021 until April 14, 2023, we agreed that, for a 27-month term, unless terminated earlier in accordance with its terms, we will receive the services of JCA and pay or grant JCA the compensation described below, and Mr. Audibert would continue to serve as our Vice President of Growth and Strategic Initiatives. We agreed to pay JCA a signing fee of $30,000, an annual fee of $100,000 and a monthly automobile bonus of $750. We agreed to grant JCA base restricted stock bonuses as follows: (i) 20,000 restricted shares of common stock, granted as of the agreement date, which vested on the three-month anniversary of the date of grant; (ii) 20,000 additional fully-vested shares of common stock to be granted on the six-month anniversary of the agreement date; and (iii) 20,000 additional fully-vested shares of common stock to be granted on the twelve-month anniversary of the agreement date. Due to an administrative oversight, we did not grant the 20,000 shares required to be granted to JCA on each of the six-month and twelve-month anniversaries of the agreement date as provided under the Audibert Consulting Agreement. JCA agreed to receive these grants in 2023. On April 14, 2023, the Compensation Committee approved the grants.

We also agreed to equity grants to JCA consisting of (i) the grant of an option which may be exercised to purchase 65,000 shares of common stock at the exercise price per share of $3.90 which will vest based on the attainment of the option’s performance conditions, and (ii) fully-vested restricted stock to be granted upon attainment of the same performance conditions, as follows: (a) 10,000 fully-vested restricted shares granted and the stock option vested as to 10,000 shares of common stock if our sales exceed $21,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $65,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term; (b) 10,000 additional fully-vested restricted shares granted and the stock option vested as to 10,000 additional shares of common stock if our sales exceed $25,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $75,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term; (c) 15,000 additional fully-vested restricted shares granted and the stock option vested as to 20,000 additional shares if our sales exceed $37,500,000 combined for any two consecutive quarters or if our market capitalization exceeds $90,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term; and (d) 25,000 additional fully-vested restricted shares granted and the stock option vested as to 25,000 additional shares if our sales exceed $45,000,000 combined for any two consecutive quarters or if our market capitalization exceeds $180,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term. “Sales” are determined by our audited or reviewed financial statements and according to U.S. GAAP. Our “market capitalization” is defined as the closing stock price of our common stock as reported by Nasdaq multiplied by the total shares of common stock outstanding as of 4:00 PM E.T. on the date that such closing stock price was determined as reported by our transfer agent. All such grants are subject to standard forms of stock option or restricted stock award agreements and the terms and conditions of the Plan. Pursuant to the Audibert Consulting Agreement, on December 2, 2021, the Company granted a stock option to JCA to purchase up to 65,000 shares of common stock subject to the vesting conditions described above. On March 11, 2022, the Compensation Committee determined that the performance conditions for the vesting of the option as to a total of 20,000 shares of common stock and to the issuance of 20,000 shares of common stock had been met, resulting in vesting of the option as to 20,000 shares and the issuance of 20,000 shares of common stock to JCA.

All equity bonuses under the Audibert Consulting Agreement will be awarded under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

Upon the occurrence of a change in control during the Audibert Consulting Agreement’s term, whether or not JCA’s engagement is terminated, or upon JCA’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by JCA will immediately vest and no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. For each fiscal year completed during the Audibert Consulting Agreement’s term, JCA was also eligible to receive additional bonuses as determined by the board. Both we and JCA were permitted to terminate the Audibert Consulting Agreement by giving at least 30 days’ written notice. If we or JCA terminated the Audibert Consulting Agreement without cause as provided under the Audibert Consulting Agreement, and JCA and Mr. Audibert delivered their signatures to the general release and waiver form annexed to the Audibert Consulting Agreement, we were required to make a $25,000 severance payment. JCA and Mr. Audibert were also subject to certain independent contractor, non-solicitation, confidentiality and non-interference provisions under the Audibert Consulting Agreement and JCA’s stock option agreement and restricted stock award agreement.

On June 29, 2023, the rights to all equity awards that had been granted to JCA under the Audibert Consulting Agreement were distributed or transferred to Mr. Audibert.

The foregoing description of the Audibert Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.28 to this Annual Report.

Amended and Restated Consulting Agreement with John Audibert and Josselin Capital Advisors, Inc.

On April 14, 2023, the Compensation Committee approved an Amended and Restated Consulting Agreement (the “A&R Audibert Consulting Agreement”) with John Audibert, the Company’s Vice President of Growth and Strategic Initiatives, and JCA, Mr. Audibert’s wholly-owned company, and was entered into as of the same date. The A&R Audibert Consulting Agreement amended and restated the Audibert Consulting Agreement. However, a stock option granted to JCA on December 2, 2021 under the Audibert Consulting Agreement and pursuant to the Plan, subsequently assigned to Mr. Audibert, remains outstanding. See “—Consulting Agreement with John Audibert and Josselin Capital Advisors, Inc.” for the terms of this stock option.

Under the A&R Audibert Consulting Agreement, JCA will continue to provide services to the Company in connection with Mr. Audibert’s position as an executive officer of the Company for a 24-month term, unless terminated earlier in accordance with its terms as described below. JCA will receive an annual fee of $200,000 and a monthly automobile bonus of $750.

For each fiscal year during the term of the A&R Audibert Consulting Agreement, JCA will receive up to six equity bonuses depending on the board of directors’ or the Compensation Committee’s certification of the Company’s attainment of the performance conditions provided for such bonuses to be granted in the agreement. The performance conditions will be based on an annual sales target and an annual net profit target. Each target will be set by the board, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Audibert, for the applicable fiscal year. Each target will generally be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item will be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team. The annual targets for fiscal year 2023 for purposes of the A&R Audibert Consulting Agreement were determined by the Compensation Committee to be $72,000,000 for the annual sales target and $1,080,000 for the net profit target.

Each fiscal year during the term of the A&R Audibert Consulting Agreement, JCA will be granted restricted common stock with performance conditions for vesting in the number of shares of restricted stock equal to $80,000 divided by the closing price of the common stock on the Nasdaq Capital Market on the grant date under a standard form of restricted stock award agreement. Each restricted stock grant will vest as to the amounts described below upon certification by the board or the Compensation Committee of attainment of the respective performance targets. For the first term year, the A&R Audibert Consulting Agreement provided that the restricted stock’s grant date would be the date of the agreement and the number of shares would be based on the closing price of the common stock on the Nasdaq Capital Market on the later of that date or the date of the approval of the grant by the Board or the Compensation Committee. For the second term year, the restricted stock will be granted at the beginning of the fiscal year upon approval of the Board or the Compensation Committee and will be equal to $80,000 divided by the closing price of the common stock on the Nasdaq Capital Market on the anniversary of the date of the agreement, or as otherwise determined by the Board or Compensation Committee. On April 14, 2023, JCA was granted 46,511 shares of restricted common stock based on the closing price of the common stock on the Nasdaq Capital Market on the date immediately preceding the date of grant, and such amount was accepted by JCA as the restricted stock grant provided for by the A&R Audibert Consulting Agreement for the initial year of the term of the agreement.

In addition, on the date of the A&R Audibert Consulting Agreement and at the beginning of each subsequent fiscal year during the term of the agreement, JCA will be granted a stock option under a standard form of stock option agreement to purchase the maximum number of shares subject to approval of the board or the Compensation Committee and the equity bonus performance conditions to vesting described below. Accordingly, on April 14, 2023, the Company granted JCA a stock option for the purchase of 180,000 shares of common stock at an exercise price of $1.72 per share, which was the closing price of the common stock on the Nasdaq Capital Market on the date immediately preceding the date of grant, and which vests and becomes exercisable upon certification of attainment of the applicable targets by the Board or the Compensation Committee in accordance with the equity bonus terms described below.

Each fiscal year during the term of the A&R Audibert Consulting Agreement, JCA will also be granted fully-vested common stock upon, and in an amount based on, the Board’s or the Compensation Committee’s certification of attainment of the applicable targets in accordance with the equity bonus terms described below.

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

All equity bonuses under the A&R Audibert Consulting Agreement will be awarded under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

Under the A&R Audibert Consulting Agreement, JCA will also be eligible for additional bonus amounts as determined by the Board or the Compensation Committee within its sole discretion. JCA will provide services under the A&R Audibert Consulting Agreement as an independent contractor. JCA and Mr. Audibert will not receive employee or executive benefits. JCA and Mr. Audibert will be solely responsible for any business-related expenses.

On February 15, 2024, in connection with the Company’s fiscal year 2023 executive bonus determinations, the Compensation Committee certified the attainment of the performance conditions under the A&R Audibert Consulting Agreement for the vesting of 2,339 shares of the restricted stock initially granted to JCA on April 14, 2023. In addition, the Compensation Committee awarded discretionary bonuses of a cash bonus of $10,000 to JCA, the grant of an additional 2,661 shares of common stock to Mr. Audibert, and the grant of an option to purchase 7,500 shares of common stock to Mr. Audibert at an exercise price of $1.55 per share, which was equal to the last reported price of the common stock of the Company on Nasdaq on the date of grant.

Upon the occurrence of a Change in Control (as defined by the A&R Audibert Consulting Agreement) during the A&R Audibert Consulting Agreement’s term, whether or not JCA’s engagement is terminated, or upon JCA’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by JCA will immediately vest and will no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. Either the Company or JCA may terminate the Agreement for material breach and failure to cure such breach within 15 days of receipt of notice by the non-breaching party. Both the Company and JCA may terminate the A&R Audibert Consulting Agreement without cause by giving at least 30 days’ written notice. Termination under any provision of the Agreement will generally result in the Company’s obligation to provide accrued and unpaid or pending cash, equity or other compensation. If the Company or JCA terminates the agreement without cause as provided under the agreement, and JCA and Mr. Audibert then deliver their signatures to the general release and waiver form annexed to the consulting agreement within 60 days, then the Company must pay JCA a $50,000 fee.

JCA and Mr. Audibert are also subject to general confidentiality and non-interference provisions under the consulting agreement and general non-competition and non-solicitation provisions in JCA’s stock option agreement and restricted stock award agreement.

On June 29, 2023, the rights to all equity awards that had been granted to JCA and rights to equity awards that may be granted to JCA under the A&R Consulting Agreement were distributed or transferred to Mr. Audibert. The Company will make any future awards under the A&R Consulting Agreement to Mr. Audibert directly.

The foregoing description of the A&R Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.39 to this Annual Report.

Mr. Audibert has executed the Company’s standard Indemnification Agreement with officers and directors. Mr. Audibert is covered by the Company’s directors and officers insurance policy as an executive officer.

Employment Agreement with Sheila Johnshoy

The Company and Sheila Johnshoy, Chief Operating Officer, are parties to an employment letter agreement, dated as of March 11, 2022 (the “Johnshoy Agreement”). Under the Johnshoy Agreement, Ms. Johnshoy will receive an initial annual base salary of $250,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. With respect to fiscal year 2022, Ms. Johnshoy was also entitled to receive an annual performance cash bonus with a target bonus percentage of 25%, 50%, 75%, or 100% of base salary, conditioned on (i) the occurrence of annual revenue of the Company of $10 million, $53 million, $60 million, or $70 million, respectively, provided that the Company also has normalized annual operating profit for any annual cash bonus of 50%, 75% or 100% of base salary, or (ii) the discretionary approval of the Company’s Chief Executive Officer, subject to approval by the Compensation Committee. In accordance with the Johnshoy Agreement, Ms. Johnshoy received a cash bonus consisting of 50% of base salary earned during 2022, or $100,000, due to the occurrence of annual revenue of more than $53 million and normalized annual operating profit during the fiscal year ended December 31, 2022.

In addition, under the Johnshoy Agreement, on March 11, 2022, Ms. Johnshoy was granted 5,000 shares of common stock and a stock option to purchase 40,000 shares at an exercise price per share of $1.60, which was the closing price of the common stock on the Nasdaq Capital Market on March 11, 2022. The stock option was immediately vested as to 5,000 shares of common stock and otherwise subject to a six-month lock-up provision and certain performance conditions to vesting described as follows. Upon the occurrence of the following annual revenue amounts of the Company or at the discretionary approval of the Company’s Chief Executive Officer, subject in each case to final approval by the Compensation Committee, Ms. Johnshoy will be granted up to 35,000 additional shares of common stock and the stock option will vest as to 35,000 shares of common stock, as follows: (a) grant of 5,000 shares and the vesting of the stock option as to 5,000 shares upon attainment of annual revenue of $50 million, (b) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $60 million, (c) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $70 million, and (d) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $80 million. On April 14, 2023, the Compensation Committee certified the attainment of the performance conditions for the grant of 5,000 shares of common stock and the vesting of the stock option as to 5,000 shares of common stock based on annual revenue of more than $50 million during the fiscal year ended December 31, 2022.

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

All annual equity compensation awards under the Johnshoy Agreement must be reviewed and provided if applicable no later than March 15 of the following fiscal year. This requirement is in addition to the requirements under the Plan, which provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

After the first year of employment, all cash and equity bonus compensation goals and bonus figures will be reviewed. Benchmarks and bonus percentages are to be adjusted each year based on changing business factors.

On February 15, 2024, the Compensation Committee determined that the cash and equity bonus compensation performance conditions under the Johnshoy Agreement for the fiscal year ended December 31, 2023 would be the same cash and equity bonus compensation provided for under the Browner Agreement for the fiscal year ended December 31, 2023. In accordance with the foregoing, the Compensation Committee approved the following bonuses for Ms. Johnshoy: The award of a cash payment of $26,250, the grant of 5,000 shares of common stock, and the grant of a fully vested stock option to purchase 7,500 shares of common stock at an exercise price of $1.55 per share, which was equal to the last reported price of the common stock of the Company on Nasdaq on the date of grant.

Ms. Johnshoy is entitled to severance benefits equal to four months’ salary if terminated without Cause (as defined in the Johnshoy Agreement) during the first year of employment and two months’ salary if terminated during the second year of employment. Ms. Johnshoy will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Ms. Johnshoy will receive unlimited vacation days encompassing vacation, personal and sick days, subject to two weeks’ notice and approval whenever possible.

The Johnshoy Agreement and Ms. Johnshoy’s equity award agreements have general non-solicitation provisions but do not have non-competition provisions. Ms. Johnshoy is also subject to a standard non-disclosure requirement under the Johnshoy Agreement.

The foregoing description of the Johnshoy Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.34 to this Annual Report.

Ms. Johnshoy has executed the Company’s standard Indemnification Agreement with officers and directors. Ms. Johnshoy is covered by the Company’s directors and officers insurance policy as an executive officer.

Employment Agreement with Ian Wall

The Company and Ian Wall, its Chief Information Officer, are parties to an employment letter agreement, dated as of December 11, 2023 (the “Wall Employment Agreement”). Under the Wall Employment Agreement, Mr. Wall will receive an initial annual base salary of $265,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Mr. Wall will receive a monthly car and phone allowance of $750. Mr. Wall also received a signing bonus of a stock option to purchase 15,000 shares of common stock which vests immediately as to one-third and as to each remaining third each subsequent year subject to its terms and conditions. On January 29, 2024, Mr. Wall was awarded the option to purchase the shares at the exercise price of $1.46 per share, which was equal to the last reported price of the common stock of the Company on Nasdaq on the date of grant.

Mr. Wall will receive an annual cash bonus based on three performance targets relating to the Company’s results of operations. The bonus targets are weighted 10% to sales, 50% to gross profit, and 40% to net profit. The bonus will equal each bonus target’s weight percentage multiplied by (i) 5% of base salary if 95% of the target is met, (ii) 20% of base salary if 100% of the target is met, (iii) 30% if 110% of the target are met; or (iv) 40% if 120% of the target is met. The performance targets for 2024 will be $87,500,000 sales, $26,250,000 gross profit, and $1,312,500 net profit. Mr. Wall may receive this cash bonus without the related target performance at the discretion of the Chief Executive Officer upon approval of the Compensation Committee.

In addition, Mr. Wall will receive an annual stock option bonus to purchase 100,000 shares each year with an exercise price equal to the stock price at the time of issuance. The annual stock option bonus will vest based on the same annual performance targets set for the annual cash bonus for that year, as follows: (i) If the sales target is met, the option will vest as to 15,000 shares; (ii) if the gross profit target is met, the option will vest as to 15,000 shares; (iii) if the net profit target is met, the option will vest s to 15,000 shares; (iv) if 125% of the net profit target is met, the option will vest as to 25,000 shares; and (v) if 150% of the net profit target is met, the option will vest as to 30,000 shares.

All equity bonuses under the Wall Employment Agreement will be awarded under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

Mr. Wall is entitled to severance benefits equal to four months’ salary if terminated without Cause (as defined in the Wall Employment Agreement) during the first year of employment and two months’ salary if terminated during the second year of employment. Mr. Wall will be offered certain health care, dental, life insurance, disability, and retirement benefits. Mr. Wall will receive unlimited vacation days encompassing vacation, personal and sick days, subject to two weeks’ notice and approval whenever possible.

After the first year of employment, all cash and equity bonus compensation goals and bonus figures will be reviewed. Benchmarks and bonus percentages will be adjusted each year based on changing business factors.

The Wall Employment Agreement and Mr. Wall’s equity award agreements have general non-solicitation provisions but do not have non-competition provisions. Mr. Wall is also subject to a standard non-disclosure requirement under the Wall Employment Agreement.

The foregoing description of the Wall Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.41 to this Annual Report.

Mr. Wall has executed the Company’s standard Indemnification Agreement with officers and directors. Mr. Wall is covered by the Company’s directors and officers insurance policy as an executive officer.

Employment Agreement with Randolph Birney

Under our employment agreement with Randolph Birney, dated July 13, 2021 and effective as of November 8, 2021 (the “Birney Employment Agreement”), we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Birney an annual salary of $300,000 and an annual cash bonus as determined by the board of directors. Pursuant to the employment agreement, on November 12, 2021, we awarded Mr. Birney a stock option for the purchase of 76,190 shares of the Company’s common stock with an exercise price equal to the price per share paid by investors in the IPO, or $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vests monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. The parties acknowledged that Mr. Birney was owed sales commissions for sales generated for the Company during 2018, 2019 and 2020 in the gross amount of $197,109.95 that were earned and due to Mr. Birney as of a date prior to the date of the Birney Employment Agreement and that Mr. Birney did not waive his right to these sales commissions by entering into the agreement. Beginning on the date of the agreement, and continuing thereafter, interest at the rate of 2% per annum accrues on unpaid earned sales commissions. Beginning one month after the effective date of the Birney Employment Agreement, the Company was required to pay Mr. Birney the gross amount of $10,000 per month for unpaid earned sales commissions, less deductions applicable to wages, or such lesser amount as the Company can afford, when the Company has “available cash,” defined as sufficient cash to ensure that the Company is not at material risk of default on any material financial obligation due in the next three months. Whether the Company has “available cash” shall be determined by the board of directors in its reasonable discretion, acting in good faith, taking into account any factors it deems germane, including without limitation the maintenance of reserves for future liabilities, whether certain or uncertain, and the preservation of funds for capital expenditures. At the earlier of the termination of Mr. Birney’s employment for any reason, regardless of whether termination is for cause, and thirty (30) months after the date of the Birney Employment Agreement, he will have the right to demand immediate payment of all unpaid earned sales commissions and interest in cash. Mr. Birney will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Birney’s employment by giving at least 30 days written notice. If we terminate Mr. Birney without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Birney for the first 18 months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Birney during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew the Birney Employment Agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Birney is also subject to standard confidentiality and noncompetition provisions.

Effective January 2, 2024, Mr. Birney was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Birney remained an employee of the Company.

The foregoing description of the Birney Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.7 to this Annual Report.

Employment Agreement with Jason Nolley

Under our employment letter agreement with Jason Nolley, our former Chief Technology Officer, dated November 19, 2021 (the “Nolley Employment Agreement”), Mr. Nolley will receive an annual base salary of $150,000 and a monthly automobile and cell phone allowance of $750. As a signing bonus, on November 19, 2021, Mr. Nolley was granted an option to purchase 60,000 shares of common stock at $4.36 per share, which was the closing price of our common stock on the Nasdaq Capital Market the day before the employment letter agreement was signed. The option vests in three equal amounts at each of the first, second and third anniversaries of the date of the date of the Nolley Employment Agreement. Mr. Nolley was initially eligible to receive a bonus of up to $125,000 in the Company’s common stock upon our achievement of certain amounts of trailing 12-month annual sales amounts. Effective March 8, 2024, Mr. Nolley orally waived his rights to such bonus shares.

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

Effective January 2, 2024, Jason Nolley was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Nolley continued to be employed by the Company under the Nolley Employment Agreement as the Company’s Senior Vice President of Information Technology.

The foregoing description of the Nolley Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.36 to this Annual Report.

Employment Agreement with Stephen Paradiso

The Company and Stephen Paradiso, the former Chief of Staff of the Company, were parties to an employment letter agreement, dated as of December 6, 2021 (the “Paradiso Agreement”). Mr. Paradiso resigned from his position with the Company on December 1, 2023.

Under the Paradiso Agreement, Mr. Paradiso received an annual base salary of $175,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. For each of the first two years of the term of the Paradiso Agreement, Mr. Paradiso was required to receive an annual performance cash bonus based on the review of the Company’s results for the fiscal year ended December 31, 2022 and the fiscal year ended December 31, 2023, respectively, with a target bonus percentage of 25%, 50%, 75%, or 100% of base salary, conditioned on (i) for fiscal year 2022, the occurrence of trailing 12-month revenue of the Company of $42 million, $47 million, $52 million, or $57 million, respectively, and, for fiscal year 2023, the occurrence of trailing 12-month revenue of the Company of $45 million, $55 million, $65 million, or $75 million, respectively, or (ii) the discretionary approval of the Company’s Chief Executive Officer, subject to approval by the Compensation Committee. In accordance with the Paradiso Agreement, Mr. Paradiso received a cash bonus consisting of 100% of base salary, or $175,000, due to the occurrence of trailing 12-month revenue of more than $57 million during the fiscal year ended December 31, 2022.

In addition, pursuant to the Paradiso Agreement, on December 6, 2021, Mr. Paradiso was granted a bonus of 65,000 restricted shares and an option to purchase up to 125,000 shares at an exercise price per share of $4.72, which was the closing price of the common stock on the Nasdaq Capital Market on the date that the Paradiso Agreement was countersigned by Mr. Paradiso. The restricted stock and 65,000 shares under the option were subject to vesting in eight equal installments over two years and were subject to a six-month lockup provision. Mr. Paradiso was also required to be granted up to 40,000 bonus shares of common stock and the option was subject to vesting as to an aggregate of 40,000 additional shares of common stock upon the occurrence of trailing 12-month revenue amounts, as follows: (i) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $50 million; (ii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $60 million; (iii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $70 million; and (iv) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $80 million. Mr. Paradiso was also required to be granted up to an aggregate of 22,500 bonus shares of common stock and the stock option was subject to vesting as to an aggregate of 22,500 shares of common stock once certain service conditions were achieved, as follows: (i) grant of 2,500 shares and vesting of the stock option as to 2,500 shares upon successfully executing a company “rhythm” by setting recurring meetings and tasks; (ii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares upon successfully hiring and onboarding three chief officer-level or executive vice president-level leaders; and (iii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares upon successfully creating and putting in motion a business plan and succession plan. On April 14, 2023, the Compensation Committee certified the attainment of the conditions for the grant of 12,500 shares of common stock and the vesting of the stock option as to 12,500 shares of common stock based on trailing 12-month revenue of more than $50 million during the fiscal year ended December 31, 2022 and Mr. Paradiso’s successfully executing a company “rhythm” by setting recurring meetings and tasks. Additionally, under the Paradiso Agreement, if trailing 12-month revenue of the Company of $250 million occurred within three years of Mr. Paradiso’s start of employment, he was required to be granted an additional 100,000 bonus shares of common stock. After the second year of employment, all bonus compensation terms would be subject to review. All equity compensation under the Paradiso Agreement was made under standard forms of award agreements under the Plan unless otherwise disclosed.

Mr. Paradiso was eligible to receive certain health care, dental, life insurance, disability, and retirement benefits since the end of his first three months’ employment. Mr. Paradiso was entitled to 25 days of paid time off annually, including vacation and sick days, subject to two weeks’ notice and approval whenever possible.

The Paradiso Agreement did not provide for directors and officers indemnification or insurance to Mr. Paradiso. However, due to Mr. Paradiso’s position as an executive officer, the Company provided indemnification and advancement of expenses to Mr. Paradiso with respect to certain legal proceedings to the fullest extent not prohibited by the NRS or any other applicable law as directed by the Bylaws, subject to the limitations and exceptions provided therein. Likewise, Mr. Paradiso was automatically covered by the Company’s directors and officers insurance policy as an executive officer.

Mr. Paradiso was required to sign a standard nondisclosure and noncompete agreement that will not restrict Mr. Paradiso from working within the print or promotional industry, except for any specific direct competitors that are individually listed in that agreement, but Mr. Paradiso will be required not to solicit any current or existing clients or customers that were obtained prior to Mr. Paradiso’s employment or obtained during his employment unless given prior approval by the Company for the period specified in the noncompete agreement. Due to Mr. Paradiso’s voluntary execution of the equity award agreements described above, however, Mr. Paradiso is subject to their general non-competition provisions as well as their general non-solicitation provisions. Mr. Paradiso is also subject to a standard non-disclosure requirement under the Paradiso Agreement.

The foregoing description of the Paradiso Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.35 to this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Shape	168,651	(1)	155,159	(1)	-		$4.15	11/11/2031	-		-	-		-
David Browner	38,667	(2)	19,333	(2)	-		$4.15	11/11/2031	-		-	-		-
	-		-		-		-	-	2,500	(3)	$3,700	-		-
	7,500	(4)	-		92,500	(4)	$1.72	4/14/2033	-		-	-		-
	-		-		-		-	-	-		-	30,000	(5)	$44,400
Andrew Stranberg	208,333	(6)	191,667	(6)	-		$4.15	11/11/2031	-		-	-		-
Randolph Birney	39,682	(7)	36,508	(7)	-		$4.15	11/11/2031	-		-	-		-
Stephen Paradiso	54,688	(8)	-		-		$4.72	12/5/2031	-		-	-		-

(1)	On November 12, 2021, Andrew Shape was granted an option to purchase 323,810 shares of common stock. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(2)	On November 12, 2021, David Browner was granted an option to purchase 58,000 shares of common stock. The option is subject to vesting over a three-year period with one-third (1/3) of the option vesting on each of the first, second and third anniversaries of the date of grant.

(3)	On November 12, 2021, David Browner was granted 7,500 restricted shares of common stock. The restricted stock is subject to vesting over a three-year period with one-third (1/3) of the restricted stock vesting on each of the first, second and third anniversaries of the date of grant.

(4)	On April 14, 2023, David Browner was granted an option to purchase 100,000 shares of common stock. The option is subject to performance conditions to vesting. On February 15, 2024, the Compensation Committee certified the attainment of performance conditions as to the vesting of 7,500 shares upon exercise of this option.

(5)	On April 14, 2023, David Browner became entitled to grants of an aggregate of 35,000 shares of common stock subject to performance conditions. On February 15, 2024, the Compensation Committee certified the attainment of performance conditions as to the grant and vesting of 5,000 of these shares.

(6)	On November 12, 2021, Andrew Stranberg was granted an option to purchase 400,000 shares of common stock. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(7)	Randolph Birney was granted an option to purchase 76,190 shares of common stock on November 12, 2021. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(8)	On December 6, 2021, Stephen Paradiso was granted an option to purchase 62,500 shares of common stock subject to vesting as to one-eighth of the shares at the end of every full quarter after the date of grant that Mr. Paradiso remained employed by the Company. Mr. Paradiso resigned from his position with the Company effective December 1, 2023. The vested portion of the option remained exercisable for three months following Mr. Paradiso’s resignation.

Director Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the directors who are not named executive officers for services rendered in all capacities during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Travis McCourt	$26,000	$-	(1)	$-	(1)	$-	$-	$-	$26,000

Alan Chippindale	$26,000	$-	(1)	$-	(1)	$-	$-	$37,500	$63,500

Alejandro Tani	$20,000	$-	(1)	$-	(1)	$-	$-	$-	$20,000

Ashley Marshall	$20,000	$-	(1)	$-	(1)	$-	$-	$-	$20,000

(1)	Each of Travis McCourt, Alan Chippindale, Alejandro Tani and Ashley Marshall had outstanding option awards consisting of a fully-vested option to purchase up to 5,000 shares of common stock and outstanding stock awards consisting of 2,892 shares of common stock as of December 31, 2023.

Under their independent director agreements, each director that has been determined to be independent will receive an annual cash fee and an initial award of restricted common stock and a stock option. We will pay the annual cash compensation fee to each non-employee director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending March 31, 2022. We granted the restricted stock and options to the non-employee directors on November 12, 2021. The cash fee paid to each non-employee director will be $20,000 as to Ms. Marshall, $26,000 as to Mr. McCourt, $26,000 as to Mr. Chippindale, and $20,000 as to Mr. Tani. Under their agreements, 2,892 shares of restricted common stock were awarded to each independent director. The restricted stock vested in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The option that was awarded to each non-employee director may be exercised to purchase 5,000 shares of common stock at the exercise price of $4.15 per share. The option vested and became exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the respective non-employee director continuing in service on our board through each such vesting date. The term of each stock option is ten years from the date of grant. We will also reimburse each non-employee director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the non-employee director’s duties for us. As also required under the independent director agreements, we have separately entered into a standard indemnification agreement with each of our independent directors.

The foregoing description of the independent director agreements and indemnification agreements is qualified in its entirety by reference to the full text of the forms of such documents which are filed as 10.13 and Exhibit 10.14 to this Annual Report, respectively, and which are incorporated herein by reference.

Indemnification Agreements and Directors and Officers Liability Insurance

We have entered into a standard indemnification agreement with each of our officers and directors. The full text of the form of indemnification agreement is filed with this Annual Report as Exhibit 10.14.

We have also obtained standard policies of insurance under which coverage is provided (a) to our directors and officers against loss rising from claims made by reason of breach of duty or other wrongful act, and (b) to us with respect to payments which we may make to such officers and directors pursuant to the indemnification agreements referred to above, our articles of incorporation and amended and restated bylaws, or otherwise as a matter of law.

Amended and Restated 2021 Equity Incentive Plan

On September 14, 2021, we established the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2023, 1,041,147 shares remained available for issuance under the Plan, including shares not otherwise reserved for outstanding stock options issued under the Plan.

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

Clawback Policy

On November 2, 2023, our board of directors adopted a Clawback Policy in accordance with applicable Nasdaq rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy is filed as Exhibit 97.1 to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2024 by (i) each of our named executive officers, other executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class (%)(3)
Common Stock	Andrew Shape	3,619,381	(4)	19.2
Common Stock	David Browner	58,667	(5)	0.3
Common Stock	Andrew Stranberg	5,416,190.143	(6)	28.7
Common Stock	John Audibert	215,255	(7)	1.2
Common Stock	Sheila Johnshoy	32,500	(8)	0.2
Common Stock	Alan Chippindale	15,892	(9)	*
Common Stock	Travis McCourt	7,892	(10)	*
Common Stock	Alejandro Tani	7,892	(10)	*
Common Stock	Ashley Marshall	8,652	(11)	*
Common Stock	All directors and executive officers (9 persons)	9,382,321.143		48.9%
Common Stock	Randolph Birney(12)	847,619	(13)	4.5
Common Stock	Stephen Paradiso(14)	51,562		0.3

*	The percentage of shares beneficially owned by this person, a director of the Company, does not exceed one percent of the outstanding shares of common stock as of March 28, 2024.

(1)	Unless otherwise specified, the address of each of the persons named in this table is c/o Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 28, 2024, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	Based on 18,607,329 shares of common stock issued and outstanding as of March 28, 2024. For each beneficial owner above, any options exercisable within 60 days of March 28, 2024 have been included in the denominator.

(4)	Consisted of 3,417,000 shares of common stock and 202,381 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024. 3,400,000 of the shares of common stock are pledged as a security interest pursuant to a purchase money promissory note issued to Andrew Stranberg as collateral for Andrew Shape’s repayment obligations under this instrument. Mr. Shape may sell these shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of this instrument is qualified in its entirety by reference to the full text of such instrument which is filed as Exhibit 10.9 to this Annual Report.

(5)	Consisted of (i) 12,500 shares of common stock, (ii) 7,500 shares of common stock issuable upon exercise of an option, and (iii) 38,667 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024.

(6)	Consisted of 5,166,190.143 shares of common stock and 250,000 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024.

(7)	Consisted of (i) 152,422 shares of common stock, (ii) 7,500 shares of common stock issuable upon exercise of an option, and (iii) 35,333 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024.

(8)	Consisted of (i) 15,000 shares of common stock, (ii) 7,500 shares of common stock issuable upon exercise of an option, and (iii) 10,000 shares of common stock issuable upon exercise of an option.

(9)	Consisted of 10,892 shares of common stock and 5,000 shares of common stock issuable upon exercise of an option.

(10)	Consisted of 2,892 shares of common stock and 5,000 shares of common stock issuable upon exercise of an option.

(11)	Consisted of 3,652 shares of common stock and 5,000 shares of common stock issuable upon exercise of an option.

(12)	Effective January 2, 2024, Mr. Birney was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Birney remained an employee of the Company.

(13)	Consisted of 800,000 shares of common stock and 47,619 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024. 800,000 of the shares of common stock are pledged as a security interest pursuant to a purchase money promissory note issued to Andrew Stranberg as collateral for Randolph Birney’s repayment obligations under this instrument. Mr. Birney may sell these shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of this instrument is qualified in its entirety by reference to the full text of such instrument which is filed as Exhibit 10.10 to this Annual Report.

(14)	Stephen Paradiso resigned from his position with the Company effective December 1, 2023.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,958,853	(2)(3)	$4.02	(3)	1,041,147	(4)
Equity compensation plans not approved by security holders	-		-		-
Total	1,958,853	(2)(3)	$4.02	(3)	1,041,147	(4)

(1)	On September 14, 2021, the board of directors and the stockholders of the Company approved the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – Amended and Restated 2021 Equity Incentive Plan ”.

(2)	Includes both vested and unvested options to purchase common stock under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2023.

(3)	The amount in column (a) includes the following maximum number of shares of common stock that must be issued under performance share awards if specified targets are met and pursuant to the other terms and conditions of the Plan as of December 31, 2023: (i) up to 35,000 shares to David Browner, Chief Financial Officer; (ii) up to 40,000 shares to John Audibert, Vice President of Growth and Strategic Initiatives; (iii) up to 100,000 shares to Sheila Johnshoy, Chief Operating Officer; and (iv) up to 84,459 shares to Jason Nolley, former Chief Technology Officer, based on the price at which the common stock of the Company was last sold on the Nasdaq Capital Market as of December 31, 2023 ($1.48), which may overstate or understate the actual number of shares to be issued to Mr. Nolley, which must be valued at up to $125,000 in aggregate when issued. The number of shares subject to these awards may overstate expected dilution because the awards reflect the maximum number of shares to be awarded under best-case targets that may be unlikely to be achieved. The weighted-average exercise price in column (b) does not take these awards into account.

(4)	Represents shares available for award grant purposes under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions Involving Non-Employee Directors

Transaction with Innovative Genetics Inc.

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

Under Statement of Work No. 1 under the IG Packaging Agreement, effective as of March 6, 2023 (the “IG SOW”), the Company will provide IG with branded packaging products from various factories located in China, finance the cost to manufacture that packaging, and import/transport those goods into one location in the United States where IG will then co-pack, sell, and distribute the final product itself. The Company will only deliver the packaging to IG and will not touch or be involved in the co-packing, distribution, or any other matter related to the final product, which will include cannabis. The Company will invoice IG upon delivery of each shipment. In connection with the foregoing, the Company will purchase products from various factories, pay them directly, and subsequently charge IG the prices following an outline set forth in the IG SOW. The IG SOW will not require the Company to, and the Company will not, make any payments to IG in connection with this SOW, including any extensions of credit involving any payments to IG. The total amount to be charged to IG under the IG SOW will be $1,159,331, related shipping costs with a 15% markup, and duties, taxes, or tariffs will be charged at cost. The Company will not be a participant in any transaction involving the packaging, sale or distribution of the final product.

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

As of December 31, 2023, the balance owed by IG under the IG SOW was $877,779, in addition to related shipping costs with a 15% markup, and duties, taxes, or tariffs at cost. 8% annual interest will become due for past due payment status subsequent to December 31, 2023.

As of December 31, 2023, the approximate dollar value of Mr. Tani’s interest in the transaction described above was $877,779. In addition, accrued annual interest of 8% for past due payment status, related shipping costs with a 15% markup, and duties, taxes, or tariffs at cost will be the responsibility of Mr. Tani as guarantor of IG’s payment obligations and a potential debtor to the Company pursuant to the Tani Guaranty. The payments by IG in the current or any of the past three fiscal years do not exceed 5% of our consolidated gross revenues for that year, or $200,000, whichever is more.

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of our board of directors, the chairman of our Compensation Committee, and a member of our Nominating and Corporate Governance Committee, is the President of Engage & Excel. We and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020, or the Buyer’s Agreement. Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with our acquisition of the Wildman Imprint assets. We agreed to pay Engage & Excel a fee of $20,000 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. We paid Engage & Excel $9,954 as the first annual fee in November 2021 and $12,836 in December 2022 under the Buyer’s Agreement. Separately from the Buyer’s Agreement, in 2023, we paid Engage & Excel $17,500 for recruiting fees and $20,000 for consulting fees relating to the T R Miller assets acquisition. We also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. In September 2022, we paid Engage & Excel a one-time fee of $15,000 for providing certain merger and acquisition consulting services in connection with our acquisition of Trend Brand Solutions. In addition, we paid Engage & Excel a total of $13,750 in 2022 related to other recruitment consulting services. The fees paid or that we have agreed to pay to Engage & Excel for consulting services to date have totaled less than $200,000. Our board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of our Compensation Committee and a member of our Nominating and Corporate Governance Committee. Due to Mr. Chippindale’s indirect compensation under the agreement, the board has determined that he is currently not eligible to be a member of our Audit Committee. The foregoing description of the Buyer’s Agreement is qualified in its entirety by reference to the full text of such document which is filed as Exhibit 10.2 to this Annual Report, and which is incorporated herein by reference.

Open-Market Purchases of Common Stock by Related Persons

On June 23, 2023, Alan Chippindale, a director of the Company, purchased 8,000 shares of common stock on the open market at $1.4667 per share.

On August 28, 2023, Andrew Stranberg, Executive Chairman, Treasurer, Secretary, and director, purchased 10,560 shares of common stock on the open market at $1.0995 per share.

On June 30, 2023, Mr. Stranberg purchased 9,934.436 shares of common stock on the open market at $1.5099 per share.

On June 29, 2023, Mr. Stranberg purchased 2,695.707 shares of common stock on the open market at $1.4838 per share.

On December 14, 2022, Mr. Stranberg purchased 25,000 shares of common stock on the open market at $1.2702 per share.

On May 20, 2022, Mr. Stranberg purchased 18,000 shares of Common stock on the open market at $1.7563 per share.

On December 13, 2022, Andrew Shape, Chief Executive Officer and President of the Company, purchased 141.2639 shares of common stock on the open market at $1.3892 per share.

On December 12, 2022, Mr. Shape purchased 1,858.7361 shares of common stock on the open market at $1.345 per share.

On May 20, 2022, Andrew Shape purchased 15,000 shares of common stock on the open market at $1.7584 per share.

On May 20, 2022, John Audibert, Vice President of Growth and Strategic Initiatives of the Company, purchased 5,000 shares of common stock on the open market at $1.7656 per share.

On December 9, 2022, Mr. Audibert purchased 5,000 shares of common stock on the open market at $1.3617 per share.

On June 27, 2023, Mr. Audibert purchased 3,250 shares of common stock on the open market at $1.4723 per share.

On September 7, 2023, Ashley Marshall, a director of the Company, purchased 760 shares of common stock on the open market at $1.26 per share.

On December 30, 2022, Jason Nolley, a former executive officer of the Company, purchased 4,000 shares of common stock on the open market at $1.24 per share.

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors consists of six directors, four of whom have been determined by our board of directors to be “independent directors” within the meaning of Nasdaq Listing Rule 5605(a)(2). For a discussion of certain considerations relating to transactions with Alan Chippindale, see “—Transactions with Related Persons – Transactions with Non-Employee Director”, which is incorporated by reference herein. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see Item 11 “Executive Compensation – Director Compensation” , which is incorporated by reference herein.

Committees of the Board of Directors

Our board of directors has established the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is also available on our website at https://www.ir.stran.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by the board.

Audit Committee

Travis McCourt, Alejandro Tani, and Ashley Marshall, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our Audit Committee, with Mr. McCourt serving as the chairman.  Our board has determined that each of Mr. McCourt and Mr. Tani qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

Compensation Committee

Alan Chippindale, Travis McCourt and Alejandro Tani, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our Compensation Committee, with Mr. Chippindale serving as the chairman. The members of the Compensation Committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

Nominating and Corporate Governance Committee

Alejandro Tani, Ashley Marshall, and Alan Chippindale, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Nasdaq’s rules, serve on our Nominating and Corporate Governance Committee, with Mr. Tani serving as the chairman. The Nominating and Corporate Governance Committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

Disclosure Controls and Procedures Committee

The members of the Disclosure Controls and Procedures Committee are the officers and directors of the Company. The Chief Financial Officer of the Company acts as the chair of the committee. The Disclosure Controls and Procedures Committee assist the Company’s officers and directors in fulfilling the Company’s and their responsibilities regarding (i) the identification and disclosure of material information about the Company and (ii) the accuracy, completeness and timeliness of the Company’s financial reports under the Exchange Act and the rules of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by BF Borgers CPA PC, the Company’s principal registered public accounting firm performing services in connection with engagements for which independence is required (the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2023	2022
Audit Fees	$170,500	$150,900
Audit-Related Fees	38,500	—
Tax Fees	—	—
All Other Fees	—	—
Total	$209,000	$150,900

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

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. These services consisted of an audit of T R Miller financial statements related to the acquisition of the T R Miller assets that closed in June 2023.

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2023 and 2022 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

None of the services described in “—Audit-Related Fees” above for 2023 were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The Audit Committee annually considers the provision of audit services. The Audit Committee must pre-approve all services provided and fees earned by the Company’s principal accountant. The Audit Committee has established pre-approval policies and procedures that are detailed as to the particular service, that require that the Audit committee be informed of each service, and that do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to management. The pre-approval policies and procedures provide only for defined audit services and, if any, specified audit-related fees, tax services, and other services, and may impose specific dollar value limits for the fees for pre-approved services. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved under the pre-approval policies and procedures or that materially exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

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

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 26, 2022)
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of January 31, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 1, 2022)
2.3	Asset Purchase Agreement, dated as of July 13, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 19, 2022)
2.4	Amendment No. 1 to Asset Purchase Agreement, dated as of August 31, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 7, 2022)
2.5	Asset Purchase Agreement, dated as of January 25, 2023, by and among Stran & Company, Inc., T R Miller Co., Inc. and Thomas R. Miller (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2023)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
4.1	Description of Securities of Stran & Company, Inc.
10.1	Asset Purchase Agreement between Wildman Business Group, LLC and Stran & Company, Inc., dated as of August 24, 2020 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on October 7, 2021)
10.2	Buyer’s Agreement between Engage & Excel Enterprises Inc. and Stran & Company, Inc., dated as of June 25, 2020 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on October 7, 2021)
10.3	Lease Agreement between Campanelli-Trigate Heritage Quincy, LLC and Stran & Company, Inc., dated as of December 26, 2014 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on October 7, 2021)
10.4	First Amendment to Lease Agreement among GCP H2 LLC, GCP H2 A LLC, GCP H2 B LLC, GCP H2 C LLC and Stran & Company, Inc., dated as of May 31, 2019 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on October 7, 2021)
10.5†	Employment Agreement between Stran & Company, Inc. and Andrew Shape, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on October 7, 2021)

10.6†	Employment Agreement between Stran & Company, Inc. and Andrew Stranberg, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on October 7, 2021)
10.7†	Employment Agreement between Stran & Company, Inc. and Randolph Birney, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on October 7, 2021)
10.8†	Employment Agreement between Stran & Company, Inc. and Christopher Rollins, dated as of September 7, 2021 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on October 7, 2021)
10.9	Purchase Money Promissory Note between Andrew Shape and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on October 7, 2021)
10.10	Purchase Money Promissory Note between Randolph Birney and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on October 7, 2021)
10.11	Stock Purchase Agreement between Andrew Shape and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 filed on October 7, 2021)
10.12	Stock Purchase Agreement between Randolph Birney and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 filed on October 7, 2021)
10.13†	Form of Independent Director Agreement between Stran & Company, Inc. and each non-employee director (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on October 7, 2021)
10.14	Form of Indemnification Agreement between Stran & Company, Inc. and each officer or director
10.15†	Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on October 7, 2021)
10.16†	Form of Stock Option Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on October 7, 2021)
10.17†	Form of Restricted Stock Award Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1 filed on October 7, 2021)
10.18	Warrant Agency Agreement, dated November 8, 2021, between Stran & Company, Inc. and Vstock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2021)
10.19	Revolving Demand Line of Credit Loan Agreement, dated November 22, 2021, by and between Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2021)
10.20	Revolving Demand Line of Credit Note, dated November 22, 2021, by Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2021)
10.21	Security Agreement, dated November 22, 2021, by and between Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 26, 2021)
10.22	Warehouseman’s Waiver, dated November 4, 2021 and executed November 22, 2021, by and among Harte Hanks Response Management/ Boston, Inc., Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 26, 2021)
10.23	Underwriting Agreement, dated November 8, 2021, by and between Stran & Company, Inc. and EF Hutton, division of Benchmark Investments, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 12, 2021)
10.24	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.25	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and David W. Boral (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2021)

10.26	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Joseph T. Rallo (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.27	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and U.S. Tiger Securities, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.28†	Consulting Agreement between Stran & Company, Inc., Josselin Capital Advisors, Inc. and John Audibert, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.29	Form of Securities Purchase Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2021)
10.30	Placement Agency Agreement dated December 8, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2021)
10.31	Form of Registration Rights Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 13, 2021)
10.32	Form of Private Placement Common Stock Purchase Warrant, dated December 10, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 13, 2021)
10.33	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 13, 2021)
10.34†	Employment Offer Letter, dated March 11, 2022, by and between Stran & Company, Inc. and Sheila Johnshoy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2022)
10.35†	Employment Offer Letter, dated December 6, 2021, by and between Stran & Company, Inc. and Stephen Paradiso (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 28, 2022)
10.36†	Employment Offer Letter, dated November 19, 2021, by and between Stran & Company, Inc. and Jason Nolley (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 28, 2022)
10.37	Land and Building Lease Agreement, dated May 31, 2023, between Miller Family Walpole LLC and Stran & Company, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2023)
10.38†	Employment Agreement, dated as of April 14, 2023, by and between Stran & Company, Inc. and David Browner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2023)
10.39†	Amended and Restated Consulting Agreement, dated as of April 14, 2023, by and between Stran & Company, Inc., John Audibert and Josselin Capital Advisors, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 20, 2023)
10.40†	Employment Agreement between Stran & Company, Inc. and David Leuci, dated August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 6, 2023)
10.41†	Employment Agreement between Stran & Company, Inc. and Ian Wall, dated December 11, 2023
10.42	Commercial Loan Modification Agreement, dated as of February 12, 2024, between Salem Five Cents Savings Bank and Stran & Company, Inc.
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on October 7, 2021)
23.1	Consent of BF Borgers CPA PC
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Stran & Company, Inc. Clawback Policy
99.1	Stran & Company, Inc. Second Amended and Restated Insider Trading Policy
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Stran & Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stran & Company, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 28, 2024

STRAN & COMPANY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash & Cash Equivalents	$7,988,803	$15,253,756
Investments	10,463,799	9,779,355
Accounts Receivable, Net	20,465,564	14,442,626
Deferred Income Taxes	841,000	841,000
Inventory	6,639,358	6,867,564
Prepaid Corporate Taxes	16,800	87,459
Prepaid Expenses	952,691	386,884
Deposits	1,717,444	910,486
	49,085,459	48,569,130

PROPERTY AND EQUIPMENT, NET:	1,520,933	1,000,090

OTHER ASSETS:
Intangible Assets - Customer Lists, Net	9,659,481	6,272,205
Right of Use Asset - Office Leases	1,335,653	784,683
	10,995,134	7,056,888
	$61,601,526	$56,626,108

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current Portion of Contingent Earn-Out Liabilities	$2,870,274	$1,809,874
Current Portion of Lease Liability	527,548	324,594
Accounts Payable and Accrued Expenses	4,316,198	4,051,657
Accrued Payroll and Related	2,563,238	608,589
Unearned Revenue	5,171,479	633,148
Rewards Program Liability	875,000	6,000,000
Sales Tax Payable	343,944	365,303
Note Payable - Wildman	-	162,358
	16,667,681	13,955,523

LONG-TERM LIABILITIES:
Long-Term Contingent Earn-Out Liabilities	4,586,765	2,845,944
Long-Term Lease Liability	797,558	460,089
	5,384,323	3,306,033

STOCKHOLDERS’ EQUITY:
Common Stock, $.0001 Par Value; 300,000,000 Shares Authorized, 18,534,073 and 18,475,521 Shares Issued and Outstanding as of December 31, 2023 and December 31, 2022, respectively	1,854	1,848
Additional Paid-In Capital	38,429,057	38,279,151
Retained Earnings	1,118,611	1,083,553
	39,549,522	39,364,552
	$61,601,526	$56,626,108

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

SALES	$75,893,871	$58,953,467

COST OF SALES:
Purchases	45,399,202	37,391,939
Freight	5,613,169	4,991,854
	51,012,371	42,383,793

GROSS PROFIT	24,881,500	16,569,674

OPERATING EXPENSES:
General and Administrative Expenses	26,030,030	18,075,369
	26,030,030	18,075,369

EARNINGS (LOSS) FROM OPERATIONS	(1,148,530)	(1,505,695)

OTHER INCOME AND (EXPENSE):
Other Income	375,063	112,507
Interest Income	570,387	94,680
Unrealized Gain (Loss) on Investments	269,587	(179,120)
	1,215,037	28,067

EARNINGS (LOSS) BEFORE INCOME TAXES	66,507	(1,477,628)

PROVISION FOR INCOME TAXES	31,449	(699,187)

NET EARNINGS (LOSS)	35,058	(778,441)

NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,519,615	19,202,619
Diluted	29,453,206	19,202,619

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Value	Capital	Earnings	Equity
Balance, January 1, 2022	19,753,852	$1,976	$39,747,649	$1,861,994	$41,611,619
IPO Warrants Exercised	271,589	27	1,307,335	-	1,307,362
Asset Acquisition	120,660	12	224,988	-	225,000
Stock-Based Compensation	107,077	11	331,406	-	331,417
Stock Repurchase Program	(1,777,657)	(178)	(3,332,227)	-	(3,332,405)
Net Earnings	-	-	-	(778,441)	(778,441)
Balance, December 31, 2022	18,475,521	$1,848	$38,279,151	$1,083,553	$39,364,552

Balance, January 1, 2023	18,475,521	$1,848	$38,279,151	$1,083,553	$39,364,552
Stock-Based Compensation	96,061	10	199,903	-	199,913
Stock Repurchase Program	(37,509)	(4)	(49,997)	-	(50,001)
Net Earnings	-	-	-	35,058	35,058
Balance, December 31, 2023	18,534,073	$1,854	$38,429,057	$1,118,611	$39,549,522

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)	$35,058	$(778,441)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Deferred Income Taxes (Credit)	-	(728,000)
Depreciation and Amortization	1,506,242	725,398
Debt Forgiveness	(162,358)	-
Intangible Asset Impairment, Net	(178,134)	(149,326)
Stock-Based Compensation	199,913	331,417
Unrealized Gain on Investments	(269,587)	179,120
Adjustment to Reconcile Operating Lease Expense to Cash Paid	(10,547)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	(6,022,938)	(5,459,858)
Inventory	228,206	(1,636,772)
Prepaid Taxes	70,659	-
Prepaid Expenses	(565,807)	(87,473)
Deposits	(806,958)	(287,084)
Accounts Payable and Accrued Expenses	264,541	(931,839)
Accrued Payroll and Related	1,954,649	(228,326)
Unearned Revenue	4,538,331	(113,019)
Rewards Program Liability	(5,125,000)	5,956,122
Sales Tax Payable	(21,359)	258,479
	(4,365,089)	(2,949,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset Acquisition, Net of Cash Acquired	(660,340)	(737,368)
Additions to Property and Equipment	(999,362)	(626,345)
Purchase of Investments	(414,857)	(9,965,823)
	(2,074,559)	(11,329,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt Reduction:
Contingent Earn-Out Liabilities	(775,304)	(668,731)
Stock Repurchase	(50,001)	(3,332,405)
Proceeds from Warrants Exercised	-	1,307,362
	(825,305)	(2,693,774)

NET INCREASE (DECREASE) IN CASH	(7,264,953)	(16,972,912)

CASH - BEGINNING	15,253,756	32,226,668
CASH - ENDING	$7,988,803	$15,253,756

The accompanying notes are an integral part of these financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2023	2022
Cash Paid During The Period For:
Interest	$-	$-
Income Taxes	$29,043	$85,163

Schedule of Noncash Investing and Financing Transactions:
Cost of Property and Equipment	$-	$640,789
Equipment Acquired in Asset Acquisition	-	(14,444)
Cash Used for Purchase of Property and Equipment	$-	$626,345

Non-Cash G.A.P. Promotions Asset Acquisition	$-	$1,735,000

Non-Cash Trend Brand Solutions Asset Acquisition	$-	$1,470,344

Non-Cash Premier Asset Acquisition	$-	$932,600

Non-Cash T R Miller Asset Acquisition	$4,551,095	$-

Reduction in Contingent Earnout Liabilities	$654,069	$140,746
Reduction in Intangible Asset Associated With Contingent Earnout Liabilities	(654,069)	(140,746)
	$-	$-

Lease Liabilities Arising from Obtaining Right-Of-Use Assets	$1,034,216	$-

The accompanying notes are an integral part of these financial statements.

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Organization - Stran & Company, Inc., (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts and commenced operations on November 17, 1995. The Company re-incorporated under the laws of the State of Nevada on May 24, 2021.

2.	Operations - The Company is an outsourced marketing solutions provider that sells branded products to customers. The Company purchases products and branding through various third-party manufacturers and decorators and resells the finished goods to customers.

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Fair Value Measurements and Fair Value of Financial Instruments - The carrying value of certain financial instruments, including cash, investments, accounts receivable, accounts payable and accrued expenses, and contingent earnout liabilities are carried at historical cost basis, which approximates their fair values because of the nature of these instruments.

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

12.	Revenue Recognition - The Company accounts for revenue recognition in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). This guidance provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 also requires both qualitative and quantitative disclosures, including descriptions of performance obligations.

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

All performance obligations are satisfied at a point in time.

13.	Freight - The Company includes freight charges as a component of cost of goods sold.

14.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes (income, sales, use, and payroll), which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of December 31, 2023 and 2022, the Company determined that it had no tax positions that did not meet the “more likely than not” threshold of being sustained by the applicable tax authority. The Company files tax and information returns in the United States Federal, Massachusetts, and other state jurisdictions. These returns are generally subject to examination by tax authorities for the last three years.

15.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has historically utilized accelerated tax depreciation to minimize federal income taxes.

16.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

17.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

18.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

19.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

20.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

21.	Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

22.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through March 28, 2024, the date in which the financial statements were available to be issued.

B.	INVESTMENTS:

The Company’s investments consisted of the following as of December 31, 2023:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$761,964	$-	$761,964
Corporate Bonds	3,964,784	(57,216)	3,907,568
Mutual Funds	740,188	14,965	755,153
US Treasury Bills	5,028,228	10,886	5,039,114
	$10,495,164	$(31,365)	$10,463,799

The Company’s investments consisted of the following as of December 31, 2022:

	Cost	Unrealized Gain (Loss)	Fair Value
Money Market Fund	$487,324	$-	$487,324
Corporate Bonds	4,540,067	(136,273)	4,403,794
Mutual Funds	-	-	-
US Treasury Bills	4,931,084	(42,847)	4,888,237
	$9,958,475	$(179,120)	$9,779,355

C.	FAIR VALUE MEASUREMENTS:

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

As of December 31, 2023 and 2022, all investments are classified as level 1.

D.	ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET:

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the Company’s prior history and other factors such as credit quality of the customer and economic conditions of the market. Based on these factors, at December 31, 2023 and 2022, there was an allowance for doubtful accounts of $317,403 and $264,160, respectively.

E.	INVENTORY:

Inventory consists of the following as of December 31,:

	2023	2022
Finished Goods (branded products)	$6,041,816	$6,557,040
Goods in Process (un-branded products)	597,542	310,524
	$6,639,358	$6,867,564

F.	PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following as of December 31,:

	2023	2022
Leasehold Improvements	$5,664	$5,664
Office Furniture and Equipment	558,329	501,395
Software	2,467,804	1,525,376
Transportation Equipment	62,424	62,424
	3,094,221	2,094,859
Accumulated Depreciation	(1,573,288)	(1,094,769)
	$1,520933	$1,000,090

G.	INTANGIBLE ASSET - Customer Lists:

Wildman Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,253,690. The intangible asset - customer list is amortized over 10 years. At December 31, 2023 and 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $484,981 and $299,912, respectively.

Amortization expense related to intangible asset - customer list was $174,697 and $211,584 for the years ended December 31, 2023 and 2022.

Estimated future amortization expense for the years:

2024	$176,871
2025	176,871
2026	176,871
2027	176,871
2028	176,871
$884,355

G.A.P. Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $2,275,290. The intangible asset - customer list is amortized over 10 years. At December 31, 2023 and 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $469,000 and zero, respectively.

Amortization expense related to intangible asset - customer lists was $137,634 and $208,571 for the years ended December 31, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2024	$180,629
2025	180,629
2026	180,629
2027	180,629
2028	180,629
$903,145

Trend Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,659,831. The intangible asset - customer list is amortized over 10 years. At December 31, 2023 and 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $118,000 and zero, respectively.

Amortization expense related to intangible asset - customer lists was $150,249 and $55,328 for the years ended December 31, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2024	$154,183
2025	154,183
2026	154,183
2027	154,183
2028	154,183
$770,915

Premier Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $1,032,600. The intangible asset - customer list is amortized over 10 years. At December 31, 2023 and 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of $202,500 and zero, respectively.

Amortization expense related to intangible asset - customer lists was $83,010 and zero for the years ended December 31, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2024	$83,010
2025	83,010
2026	83,010
2027	83,010
2028	83,010
$415,050

T R Miller Acquisition

The Company has acquired select assets and the customer list of an entity as discussed in Note J and Note N. The Company, using a Contingent Earn-Out Calculation, made the determination that the amounts allocated to Intangible Asset - Customer List amounted to $5,292,205 after post-closing adjustments of $339,660. The intangible asset - customer list is amortized over 10 years. At December 31, 2023 and 2022, the Company’s evaluation of Intangible Asset - Customer List has resulted in accumulated impairment of zero.

Amortization expense related to intangible asset - customer lists was $304,001 and zero for the years ended December 31, 2023 and 2022, respectively.

Estimated future amortization expense for the years:

2024	$521,144
2025	521,144
2026	521,144
2027	521,144
2028	521,144
$2,605,720

H.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consists of the following as of December 31,:

	2023	2022
Cost of Sales - Purchases	$2,922,066	$3,571,942
Other Payables and Accrued Expenses	1,394,132	479,715
	$4,316,198	$4,051,657

I.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000,000 line of credit with Salem Five Cents Savings Bank at December 31, 2023 and 2022, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus .5% per annum. At December 31, 2023 and 2022, the interest rate was 9.00% and 8.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company.

J.	contingent earn-out liabilities:

Wildman Acquisition

In connection with the asset acquisition of Wildman Imprints on September 26, 2020, the customer list was purchased using a Contingent Earn-Out Calculation.. The purchase price is equal to fifteen percent (15%) of the gross profit earned from the sale of product to the customer list for years 1 and thirty percent (30%) for years 2 and 3. Payments are due on the first anniversary date of the purchase and then quarterly thereafter. At December 31, 2023 and 2022, the current portion of the earn-out liability amounted to zero and $742,874, respectively. At December 31, 2023 and 2022, the long-term portion of the earn-out liability amounted to zero.

G.A.P. Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to seventy percent (70%) of the gross profit over $1,500,000 earned from the sale of product to the customer list for years 1 and 2 in addition to fixed payments of $180,000 and $300,000 for years 1 and 2, respectively. Payments are due on the anniversary date of the purchase. At December 31, 2023 and 2022, the current portion of the earn-out liability amounted to $986,000 and $649,000, respectively. At December 31, 2023 and 2022, the long-term portion of the earn-out liability amounted to zero and $986,000, respectively.

Trend Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty percent (40%) of the gross profit over $800,000 earned from the sale of product to the customer list for years 1 through 4 in addition to fixed payments of $37,500 for years 1 and 2 and $25,000 for years 3 and 4, respectively. Payments are due on the anniversary date of the purchase. At December 31, 2023 and 2022, the current portion of the earn-out liability amounted to $265,000 and $155,500, respectively. At December 31, 2023 and 2022, the long-term portion of the earn-out liability amounted to $949,844 and $1,214,844, respectively.

Premier Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $350,000 earned from the sale of product to the customer list for years 1 through 3 in addition to fixed payments of $60,000 for year 1, $40,000 for year 2, and $30,000 for year 3. Payments are due on the anniversary date of the purchase. At December 31, 2023 and 2022, the current portion of the earn-out liability amounted to $356,500 and $262,500, respectively. At December 31, 2023 and 2022, the long-term portion of the earn-out liability amounted to $348,600 and $645,100, respectively.

T R Miller Acquisition

In connection with the asset acquisition, as discussed in Note N, the customer list was purchased using a Contingent Earn-Out Calculation. The purchase price is equal to forty-five percent (45%) of the gross profit over $4,000,000 earned from the sale of product to the customer list for years 1 through 4 in addition to a fixed payments of $400,000 for year 1, $300,000 for year 2, and $200,000 for years 3 and 4. Payments are due on the anniversary date of the purchase. At December 31, 2023 and 2022, the current portion of the earn-out liability amounted to $1,262,774 and zero, respectively. At December 31, 2023 and 2022, the long-term portion of the earn-out liability amounted to $3,288,321 and zero, respectively.

K.	UNearned revenue:

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. At December 31, 2023 and 2022, the Company had unearned revenue totaling $5,171,479 and $633,148, respectively.

	2023	2022
Balance at January 1,	$633,148	$721,608
Revenue Recognized	(75,893,871)	(58,953,467)
Amounts Collected or Invoiced	80,432,202	58,865,007
Unearned Revenue	$5,171,479	$633,148

L.	reward card program liability:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At December 31, 2023 and 2022, the company had deposits totaling $875,000 and $6,000,000, respectively.

M.	Note Payable - wildman:

In connection with the asset acquisition of Wildman Imprints on September 26, 2020, the Company had an amount due to the seller of $162,358 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three years earn-out period as discussed in Note J. At December 31, 2023 and 2022, the note totaled $0 and $162,358, respectively.

N.	Aquisitions:

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

We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2028 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2023, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

We lease a 10,509 square-foot office space in Quincy, MA for approximately $26,000 per month with annual increases of approximately 2.5% per year. This lease term ends May 2025.

We lease an approximately 25,000 square-foot facility which holds an office space and warehouse in Walpole, MA for approximately $16,000 per month with annual increases of 2% per year. This lease term ends May 2028.

We lease a 5,565 square-foot office space in Tomball, TX for approximately $5,300 per month with annual increases of approximately 2.3% per year. This lease term ends January 2026.

The following is a summary of the Company’s right of use assets and lease liabilities as of December 31,:

	2023	2022
Operating Leases
Right-Of-Use Assets	$1,335,653	$784,683

Lease Liability:
Office Leases - Current	527,548	324,594
Office Leases - Non-Current	797,558	460,089
	$1,325,106	$784,683

Lease cost for the years ended December 31, 2023 and 2022 totaled $557,687 and $466,895, respectively.

The following is a schedule by years of future minimum lease payments:

2024	$569,236
2025	387,618
2026	188,981
2027	192,672
2028	64,784
Total Undiscounted Future Non-Cancelable Minimum Lease Payments	$1,403,291
Less: Imputed Interest	(78,185)
Present Value of Lease Liabilities	$1,325,106

As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 3.74 years and a weighted average discount rate of 4%.

P.	STOCKHOLDERS EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24 2021, the Company is authorized to issue 300,000,000 shares of $.0001 par value common stock, of which 18,534,073 and 18,475,521 shares were issued and outstanding at December 31, 2023 and 2022, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

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

Each redeemable publicly-traded warrant entitles the holder to purchase one share of common stock, at a price of $4.81375 per share as of December 31, 2023, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the IPO, the Company issued the underwriters a total of 149,639 warrants that are exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

As of December 31, 2023 and 2022, warrant holders exercised 659,456 warrants. As of December 31, 2023 and 2022, there were 4,478,134 warrants outstanding.

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

As of December 31, 2023 and 2022 warrant holders have exercised zero warrants. As of December 31, 2023 and 2022, there were 5,596,061 warrants outstanding.

Stock Purchase Warrants

Stock purchase warrants issued with the IPO and the PIPE are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2023 and 2022:

	Numbers of Warrants	Weighted Average Exercise	Weighted Average Life
	Outstanding	Price	(Years)
Balance January 1, 2022	10,345,784	$4.90	5
Warrants Issued	-	-	-
Warrants Exercised	(271,589)	$4.81	-
Balance December 31, 2022	10,074,195	$4.91	5

Balance January 1, 2023	10,074,195	$4.91	4
Warrants Issued	-	-	-
Warrants Exercised	-	-	-
Balance December 31, 2023	10,074,195	$4.91	4

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

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - December 31, 2022	1,777,657	$1.87	1,777,657	$6,667,595
January 1, 2023 – December 31, 2023	37,509	$1.32	1,815,166	$6,617,594

Q.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. The number of shares of common stock available for issuance under the 2021 Plan is 1,041,147 shares of common stock.

Stock-based compensation expense included the following components as of December 31,:

	2023	2022
Stock Options	$150,556	$164,576
Restricted Stock	49,356	170,100
	$199,913	$334,676

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

The Black-Scholes option pricing model assumptions are as follows:

Risk-Free Interest Rate	3.86%
Expected Term	5.5-6.25 years
Expected Volatility	29.24%
Expected Dividends	0%

A summary of option activity under the 2021 Plan as of December 31, 2023 and 2022 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,587,000	$4.15	$3,045,700
Granted	68,000	$1.80	-
Forfeited or Expired and Other Adjustments	(97,000)	$4.11	-
Outstanding at December 31, 2022	1,558,000	$4.15	$-
Exercisable at December 31, 2022	453,918	$4.16	$-

Outstanding at January 1, 2023	1,558,000	$4.15
Granted	109,500	$1.54	-
Forfeited or Expired and Other Adjustments	(45,000)	$3.11	-
Outstanding at December 31, 2023	1,622,500	$3.96	$-
Exercisable at December 31, 2023	859,396	$4.09	$-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.54 and $1.80, respectively. The weighted-average remaining contractual term for the outstanding options is approximately 8 years and 9 years as of December 31, 2023 and 2022, respectively.

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

A summary of restricted stock activity under the 2021 Plan as of December 31, 2023 and 2022 and changes during the years then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2022	154,960
Granted	145,660
Vested	(227,737)
Forfeited	(8,717)
Outstanding at December 31, 2022	64,166

Outstanding at January 1, 2023	64,166
Granted	32,252
Vested	(33,333)
Forfeited	(10,897)
Outstanding at December 1, 2023	52,188

R.	earnings (loss) per share:

The following table presents the computation of basic and diluted net earnings (loss) per common share as of December 31,:

	2023			2022
	Net Income		Shares	Net Income		Shares
Net Earnings (Loss)	$35,058		18,519,615	$(778,441)		19,202,619

Basic earnings (loss) per share		$0.00			$(0.04)

Effect of dilutive securities:
Warrants			10,074,195			-
Stock Options			859,396			-
	$35,058		29,453,206	$(778,441)		19,202,619

Diluted earnings (loss) per share		$0.00			$(0.04)

For the year ended December 31, 2022, as a result of the net loss for the year, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Warrants to purchase 10,074,195 shares of common stock outstanding as of December 31, 2022, and stock options to purchase 453,918 shares of common stock outstanding as of December 31, 2022, were excluded from the computation of diluted earnings per share.

S.	income tax Provision:

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjust the provision for discrete tax items recorded in the period.

The provision for income taxes as of and for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Federal:
Current	$18,040	$48,282
Deferred	-	(532,700)
Total	18,040	(484,418)

State:
Current	13,409	(19,469)
Deferred	-	(195,300)
Total	13,409	(214,769)

Provision for income taxes	$31,449	$(699,187)

The Company has an income tax NOL carryforward related to continued operations as of December 31, 2023 and 2022 of approximately $3,154,000. As of December 31, 2023 and 2022, the carryforward is recorded as a deferred tax asset of $841,000. Such deferred tax assets can be carried forward indefinitely.

T.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2023 and 2022, advertising costs amounted to $418,206 and $375,162, respectively.

U.	MAJOR CUSTOMERs:

For the year ended December 31, 2022, the Company had no major customers.

For the year ended December 31, 2023, the Company had one major customer to which sales accounted for approximately 13.2% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 0.8% of the total accounts receivable balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2024	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew Shape	Chief Executive Officer, President and Director	March 28, 2024
Andrew Shape	(principal executive officer)

/s/ David Browner	Chief Financial Officer	March 28, 2024
David Browner	(principal financial and accounting officer)

/s/ Andrew Stranberg	Executive Chairman and Director	March 28, 2024
Andrew Stranberg

/s/ Travis McCourt	Director	March 28, 2024
Travis McCourt

/s/ Alan Chippindale	Director	March 28, 2024
Alan Chippindale

/s/ Alejandro Tani	Director	March 28, 2024
Alejandro Tani

/s/ Ashley Marshall	Director	March 28, 2024
Ashley Marshall