Form 10-K/A
period 2023-12-31
Stran & Company, Inc.
filed 2025-01-22
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was $13,484,863.01. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2024, there were a total of 18,607,329 shares of the registrant’s common stock outstanding.

As of January 17, 2025, there were a total of 18,608,408 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A amends the Annual Report on Form 10-K of Stran & Company, Inc. (the “Company”), for the fiscal year ended December 31, 2023, as filed by the Company with the Securities and Exchange Commission (the “SEC”), on March 28, 2024 (the “Original Filing”).

As previously reported in the Current Report on Form 8-K filed by the Company with the SEC on May 13, 2024, on May 3, 2024, the SEC issued an Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order (the “Order”), reporting that it had settled administrative and cease-and-desist proceedings against the Company’s prior auditor, BF Borgers CPA PC and its sole audit partner, Benjamin F. Borgers CPA, permanently barring BF Borgers CPA PC and Mr. Borgers from appearing or practicing before the SEC as an accountant. As a result of the Order, BF Borgers CPA PC is not currently permitted to appear or practice before the SEC for the reasons described in the Order. In addition, as a result of the Order, the Company’s financial statements as of and for the years ending December 31, 2023 and December 31, 2022, which were audited by BF Borgers CPA PC, and the Company’s interim financial statements as of and for the periods ending March 31, 2023, June 30, 2023 and September 30, 2023, which were reviewed by BF Borgers CPA PC, may no longer be included in or incorporated into the Company’s filings with the SEC. Effective May 13, 2024, the Audit Committee of the board of directors of the Company (the “Audit Committee”) dismissed BF Borgers CPA PC as the Company’s auditor.

As previously reported in the Current Report on Form 8-K filed by the Company with the SEC on June 20, 2024, on June 15, 2024, the Company engaged Marcum LLP as the Company’s new independent registered public accounting firm with the prior approval of the Audit Committee.

As previously reported in the Current Report on Form 8-K filed by the Company with the SEC on September 16, 2024, the Company commenced the re-audit (the “Re-audit”) of its financial statements as of and for the fiscal year ended December 31, 2023. In connection with the Re-Audit, the Company identified certain accounting errors relating to compliance with U.S. GAAP in connection with the Company’s accounting of certain assets and liabilities as well as acquisition accounting. On September 10, 2024, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements and the notes thereto as of and for the fiscal years ended December 31, 2023 and December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed by the Company with the SEC on March 28, 2024, as well as the Company’s previously issued unaudited condensed consolidated financial statements and the notes thereto as of and for the fiscal periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2023, June 30, 2023, and September 30, 2023 that were filed by the Company with the SEC on May 15, 2023, August 14, 2023, and November 6, 2023 (collectively, the “Subject Periods”), respectively, require restatement and should not be relied upon. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations or other communications of the Company describing the Company’s financial results or other financial information relating to the Subject Periods should no longer be relied upon. Additionally, the reports of BF Borgers CPA PC, the Company’s prior independent registered public accounting firm, on the Company’s consolidated financial statements and the notes thereto as of and for the fiscal years ended December 31, 2023 and December 31, 2022 likewise should no longer be relied upon.

This Annual Report on Form 10-K/A includes financial statements that amend and restate the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022. Refer to Note B to the financial statements included in this Annual Report on Form 10-K/A for a discussion of the restatement and the impact on the specific accounts in such financial statements.

Following the filing of this Annual Report on Form 10-K/A, the Company will file with the SEC its Quarterly Reports for the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, which will include financial statements that amend and restate the Company’s financial statements as of and for the three-month periods ended March 31, 2023, as of and for the three- and six-month periods ended June 30, 2023, and as of and for the three- and nine-month periods ended September 30, 2023, and as of December 31, 2023. Refer to Note B to the financial statements included in such Quarterly Reports on Form 10-Q for a discussion of the restatements and the impact on the specific accounts in such financial statements.

In connection with the Re-audit and the resulting restatement of the Company’s financial statements as described above, and pursuant to Rule 10D-1(b) of the Securities Exchange Act of 1934, as amended, Listing Rule 5608 of The Nasdaq Stock Market LLC, and the Company’s Clawback Policy, the Company conducted a recovery analysis of incentive-based compensation received by its executive officers and that was subject to recovery, to ascertain whether any adjustments were required as a result of error corrections to its financial results during the year. Accordingly, Item 11 of the Original Filing is amended to report the results of the recovery analysis, which found that no adjustments to executive compensation were required because the error corrections did not impact any of the measures by which the Company compensated its executives with respect to the compensation received by its executive officers and subject to recovery.

In light of the restatement of the Company’s financial statements, management reassessed its evaluation of the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on this assessment, management concluded that disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023. Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K/A has been amended accordingly.

For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Filing in its entirety as amended. This Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures, except as applicable in the Company’s financial statement footnote subsequent event disclosures and related disclosures contained in other items of this filing. The following items of the Original Filing have been amended:

●	Part I, Item 1. Business;
●	Part I, Item 1A. Risk Factors;
●	Part I, Item 2. Properties;
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	Part II, Item 8. Financial Statements and Supplementary Data;
●	Part II, Item 9A. Controls and Procedures;
●	Part III, Item 10. Directors, Executive Officers and Corporate Governance;
●	Part III, Item 11. Executive Compensation;
●	Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence;
●	Part III, Item 14. Principal Accountant Fees and Services; and
●	Part IV, Item 15. Exhibit and Financial Statement Schedules.

This Annual Report on Form 10-K/A has been signed as of the date hereof and all certifications of the Company’s Principal Executive Officer and Principal Financial Officer are given as the date hereof. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Stran & Company, Inc.

Annual Report on Form 10-K/A

Year Ended December 31, 2023

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K/A only, references to “we,” “us,” “our,” the “Company,” “Stran,” and “our company” are to Stran & Company, Inc., a Nevada corporation.

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

Note Regarding Industry and Market Data

This report includes industry data and forecasts that we obtained from industry publications and surveys including but not limited to certain publications of the promotional products member groups Advertising Specialty Institute (ASI) and the Promotional Products Association International (PPAI), as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources, and we cannot assure you of the accuracy or completeness of such information contained in this report. Such data involve risks and uncertainties and is subject to change based on various factors, including those discussed under Item 1A. “Risk Factors” and “—Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the expected timing, availability and effects on our stock price and financial condition of our stock repurchase program;

●	our goals and strategies;

●	our business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products or services;

●	our expectations regarding our relationships with investors, institutional funding sources and other parties with whom we collaborate;

●	our expectations regarding the availability and use of financing from our revolving line of bank credit, other credit facilities, or sales of equity or debt securities;

●	future fluctuations in general economic and business conditions in the markets in which we operate; and

●	future relevant government policies and regulations relating to our industry.

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

●	Shortages of supply of merchandise from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we source goods and materials could adversely affect our results of operations.

●	Increases in the price of merchandise and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

●	Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

●	We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

●	If our information technology systems suffer interruptions or failures, including as a result of cyberattacks, our business operations could be disrupted and our reputation could suffer.

●	We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.

●	We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

●	Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

●	Inability to attract and retain key management or other personnel could adversely impact our business.

●	Failure to preserve positive labor relationships with our employees could adversely affect our results of operations.

●	We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

●	There is a risk of dependence on one or a group of customers.

●	Our business incurs significant freight and transportation costs. Any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.

●	Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, terrorist attacks, extreme weather events or other natural disasters and other unpredicted events.

●	We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

●	We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

●	Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

●	The promotional products, trade show and events marketplace, loyalty and program management business industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and services that adversely affect our financial performance.

●	Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

●	The apparel industry, including corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

●	Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.

●	Our success depends upon the continued protection of our intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

●	Increased focus by governments, vendors, stockholders, and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	Some of the products that we design or otherwise assist customers with producing create exposure to potential product liability, warranty liability or personal injury claims and litigation.

●	Defects in the products that we design or otherwise assist customers with producing could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

●	We may be subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

●	Volatility in the global financial markets could adversely affect results.

●	Failure to achieve and maintain effective internal control over financial reporting could adversely affect our business and price of our securities.

●	Increases in the cost of employee benefits could impact our financial results and cash flow.

●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

●	We have restated our financial statements. The restatement has consumed a significant amount of management time and resources and may continue to do so. In addition, the restatement may subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and could adversely impact our operations.

●	We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

●	If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

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

For over 28 years we have grown into a leader in the promotional products industry, ranking 24th on PPAI’s Top 100 Distributors 2023 list and 34th on ASI’s Top 40 Distributors 2023 list. Our co-founder and Chief Executive Officer and President, Andrew Shape, was also recently named 2023 Person of the Year by promotional products industry periodical Counselor. Since our first year of operations in 1995, our annual revenues have gradually grown from approximately $240,000 to approximately $76.0 million in 2023, a compound annual growth rate of approximately 22.8%, and between 2018 and 2023, our revenues grew at a compound annual growth rate of approximately 25.5%. During 2018 through 2023, we had consistent gross margins of approximately 30%, and processed more than 50,000 customer orders per year.

As of December 31, 2023, we had total assets of $49.0 million with total stockholders’ equity of $35.7 million.

We serve a highly diversified customer base across many industry verticals including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods. Many of our customers are household names and include some of the largest corporations in the world.

Our sales increased 31.3% year-over-year in 2023 compared to 2022, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the G.A.P. Promotions, LLC, or G.A.P. Promotions, assets in January 2022, the assets of Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), or Trend Brand Solutions, in August 2022, the assets of Premier Business Services, or Premier NYC, in December 2022, and T R Miller Co., Inc., or T R Miller, in June 2023, respectively.

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

Competitive Strengths

We believe our key competitive strengths include:

●	Superior and Distinctive Technology. We have invested in sophisticated, efficient ordering and logistics technology that provides order processing, warehousing and fulfillment functions. We continue to invest in our technology infrastructure, including many customized solutions developed on Adobe Inc. (“Adobe”)’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the second half of 2024. Additional NetSuite phases will be planned and rolled out in subsequent years.

●	Leading Market Position. Our over 28 years’ history and size make us a leader in the U.S. promotional products industry. We believe that the key benefits of our scale include an ability to efficiently implement large and intensive programs; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our market position and scale enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

●	Extensive Network. We have developed a deep network of collaborator factories, decorators, printers, and warehouses around the globe. This network helps us find the right solution to meet our customers’ needs, whether they are financial, timing, geographic, or brand goals. This model provides the flexibility to proactively manage our customers’ promotional needs efficiently. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

●	Customer-Centric Approach. Our customer-centric approach is what has fueled our growth since our inception and our early adoption of technology to solve challenges for our clients set us apart in our early growth. We strive to understand the goals and challenges that our customers face, building unique solutions and seeing each campaign through to completion as an extension of their team.

●	Diversified Customer Base. We sell our products to over 2,000 active customers and over 30 Fortune 500 companies, including long-standing programs with recurring revenue coming from well recognized brands and companies. Our largest customer accounted for 13.4% and 9.0% of overall revenue during 2023 and 2022, respectively. Our top 10 customers in 2023 and 2022 contributed 46.4% and 44.7% of revenue, respectively. Our customers span many industries, including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods.

●	Experienced Senior Management Team. Our senior management team, led by our co-founder and Chief Executive Officer and President, Andrew Shape, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of experience in the promotional products industry.

●	Asset Acquisition Experience. We have made five acquisitions over the past three and a half years through asset purchase agreements. In September 2020, we acquired all of the customers of the promotional products business Wildman Imprints, the former promotional products business division of Wildman Business Group, LLC, in an asset purchase. In 2019, that business recorded over $10 million in revenue. In January 2022, we purchased the promotional products business and assets of G.A.P. Promotions, with 2021 revenue of approximately $7.2 million. In August and December, 2022, we also acquired the promotional products businesses and assets of Texas-based Trend Brand Solutions and New York-based Premier NYC, respectively. In June 2023, we also acquired the promotional products business and assets of Massachusetts-based T R Miller. We continue to explore and pursue additional acquisition opportunities that are appropriate. Please see “—Growth Strategies – Selectively Pursue Acquisitions” below for a discussion of our asset acquisition experience and strategy.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Selectively Pursue Acquisitions. We believe that we are well-suited to capitalize on opportunities to acquire businesses with key customer relationships or have other value-added products or services that complement our current offerings. Our acquisition strategy consists of increasing our share in existing markets, adding a presence in new or complementary regions, utilizing our scale to realize cost savings, and acquiring businesses offering synergistic services such as printing, packaging, point of sale (POS) displays, loyalty and incentive program management, and decoration, or offering additional differentiators. In September 2020, we acquired all the customer account managers and customer accounts of the promotional products business Wildman Imprints in Warsaw, Indiana. As a result, we gained approximately over 1,400 customer accounts, including over 120 customer programs with higher repeat-business potential; 20 additional employees; inventory worth approximately $650,000; and additional revenues of over $10 million as of 2019. This acquisition allowed us to extend our geographical reach into the Midwest and further diversify our customer base. In January 2022, we acquired the promotional products business and assets of G.A.P. Promotions in Gloucester, Massachusetts. From this acquisition, we expanded our major beverage-specific customer accounts; hired 13 additional employees; gained inventory worth approximately $90,000; and gained a business with sales of approximately $7.2 million as of 2021. In August 2022, we acquired the promotional products business and assets of Trend Brand Solutions in Houston-area Tomball, Texas. From this acquisition, we diversified and expanded our customers’ geographic accounts; gained eight additional employees; acquired inventory worth approximately $124,000; obtained a warehouse with kitting and fulfillment capabilities; and gained a business with annualized sales of approximately $3 million as of 2022. In December 2022, we acquired the promotional products business and assets of Premier NYC in Larchmont, New York. From this acquisition, we acquired a business with annualized sales of approximately $2 million as of 2022 and a number of noteworthy customers including several large law firms and a national stock exchange. In June 2023, we acquired the promotional products business and assets of T R Miller in Walpole, Massachusetts. From this acquisition, we acquired a business with in-house decoration and fulfillment capabilities with sales of approximately $20.4 million for its fiscal year ended June 30, 2022; obtained an approximately 25,000 square foot distribution and processing center; gained 29 additional employees and contractors; acquired inventory worth approximately $0.2 million; and acquired customer accounts for noteworthy clients including a major accounting firm, a major insurance provider, a large sportswear manufacturer, a leading beverage and coffeemaker conglomerate, and an online food ordering and delivery platform.

We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets, particularly with the following attributes:

o	Geographic balance, with a focus on acquiring a company in the branded merchandise space based in the western United States (including Texas, California, Colorado, Oregon, or Washington state) in the $5-10 million revenue range;

o	Smaller promotional companies in the $2-5 million revenue range who lack the programmatic capabilities but have a minimum of 30% gross margins and comparable or improved profitability; and

o	Businesses with complimentary offerings to increase Stran’s portfolio of services and depth of expertise in these additional industries: Packaging; Loyalty & Incentive; Decorators (for screen printer, embroidery, direct-to-garment, rub-on transfers, etc.); and Event/Tradeshow Services.

●	Innovate and Invest in Technology. We continue to invest in upgrades to our platform for customers’ promotional e-commerce objectives, including customizable and scalable features, developed on Adobe’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial ERP system, NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and is expected to be implemented in the second half of 2024. Additional NetSuite phases will be planned and rolled out in subsequent years. We believe that it is necessary to continue focusing on the buildout of our technology offerings in order to meet the evolving needs of our customers. Additionally, our strong technology platform will support our acquisition strategy to integrate acquired businesses into our existing platforms. We intend to continue making significant investments in research and development and hiring top technical talent.

●	New Client Development. Our sales and marketing teams are tasked with continuously growing their books of business by nurturing existing business relationships while actively seeking new opportunities with new customers. We will continue to promote and ask for referrals from satisfied customers who often refer us to other potential clients. We continuously seek to build our sales forces through hiring of experienced individuals with established books of business as well as hiring less-experienced individuals that we hope to develop into productive sales representatives. As we continue to grow, we are hiring sales representatives in different geographies across the U.S. that further diversify our customer base and attract new customers. Currently we have employees or sales reps located in offices or remotely in Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, and Texas. We will continue to build sales and marketing campaigns to promote Stran, including social media, search engine optimization (SEO), HubSpot Inbound Marketing, and other alternative platforms. We also plan to continue to identify and exhibit at appropriate tradeshows, conferences, and events where we have had success.

●	Develop and Penetrate Customer Base. We plan to further expand and leverage our sales force and broad product and service offering to upsell and cross-sell to both develop new clients and further penetrate our existing customer base. Many of our services work together and build on each other to offer greater control and consistency of our customers’ brands as well as improved efficiency and ease of use for their team. Our goal is to become an extension of our customers’ team and to support their organizations in using physically branded products in the most effective means possible. For example, we can offer a one-stop solution for all tradeshow and event asset management objectives. From pre-show mailings to special event materials, we can help design as well as produce and manage all tradeshow materials and processes from start to finish. With multiple warehouses strategically located throughout the United States, we offer logistics solutions and expertise to effectively fulfill customers’ events needs across the country. The internal inventory-management version of our e-commerce platform provides the ability to manage not only a customer’s assets for its booth or event setup, but also its literature, giveaways, and more. We will ship out all assets with return labels for post-show logistics and establish standard operating procedures for every asset to be returned back into inventory.

Other strategies that we plan to implement to expand our customer base with expanded sales staff and technology resources include:

o	Convert Transactional Customers to Programs. The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2023 and 2022, program clients accounted for 81.4% and 76.8% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Program customers are typically geared towards longer-lasting relationships that help secure recurring revenue well into the future.

o	Strengthen Marketing and Social Media Outreach. We plan to expand sales and marketing tools and campaigns to promote the Company, and enhancing our digital marketing efforts, including paid search advertising, search engine optimization (SEO), social media platforms, such as Instagram and LinkedIn, and other alternative marketing platforms.

o	Tradeshows and Events. We plan to increase our exhibitor presence at appropriate shows and events such as ProcureCon Marketing, Association of National Advertisers Brand Masters Conference, Association of National Advertisers Masters of B2B Conference, National Beer Wholesalers Association (NBWA), Wine and Spirits Wholesalers of America: AccessLive, Bar Convent Brooklyn, New England Cannabis Convention (NECANN), Marijuana Business Conference and Cannabis Expo (MJBizCon).

o	Extend Relationships. We plan to identify and approach more print, fulfillment, and agency collaborators to sell into their customer base.

o	Referrals. We believe we will generate more customer referrals by offering an enhanced loyalty and customer incentive program.

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

During 2023, sales to our largest two customers were 14.4% and 7.8% of total revenue, respectively. During 2022, sales to our largest three customers were 9.0%, 7.1% and 6.6% of total revenue, respectively. All other customers generated less than 5% of sales, and the vast majority generated less than 1% of sales.

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

The stock purchase agreements between Mr. Stranberg and Messrs. Shape and Birney provided that the shares are also subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement, or May 24, 2023; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period. The shares were also subject to a market standoff provision restricting transfers and other dispositions of the shares as reasonably requested by the Company and its underwriter until the date that is two years after its initial public offering, which occurred on November 8, 2021 (the “IPO”). The shares were also formerly subject to a repurchase right which lapsed upon the occurrence of the IPO. Subject to the above remaining restrictions, Messrs. Shape and Birney may sell the shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of each stock purchase agreement and promissory note referenced above is qualified in its entirety by reference to the full text of such documents which are filed as Exhibit 10.9, Exhibit 10.10, Exhibit 10.11, and Exhibit 10.12 to this Annual Report on Form 10-K/A, respectively, and which are incorporated herein by reference.

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

On January 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of G.A.P. Promotions. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – G.A.P. Promotions Assets Acquisition” for further discussion of this transaction. On August 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Trend Brand Solutions. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – Trend Brand Solutions Assets Acquisition” for further discussion of this transaction. On December 20, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Premier NYC. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – Premier NYC Assets Acquisition” for further discussion of this transaction. On June 1, 2023, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of T R Miller. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Contractual Obligations – T R Miller Assets Acquisition” for further discussion of this transaction.

As of March 28, 2024, we had no subsidiaries.

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

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel, including Andrew Shape, our Chief Executive Officer and President, Andrew Stranberg, our Executive Chairman, David Browner, our Chief Financial Officer, Ian Wall, our Chief Information Officer, and John Audibert, our Vice President of Growth and Strategic Initiatives. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

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

During the fiscal year ended December 31, 2023, our top ten customers accounted for 46.4% of revenues, and our top customer accounted for 13.4% of revenues. During the fiscal year ended December 31, 2022, our top ten customers accounted for 44.7% of revenues, and our top customer accounted for 9.0% of revenues. If we are unable to retain our current customers or finding new major customers or gain major new engagements from existing customers to replace any nonrecurring contracts, there may be material adverse effects on our financial condition or results of operations. If on the other hand we successfully source major new contracts, the risk that we may become dependent on one or a few customers may increase. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

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

A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rules. On April 4, 2024, the SEC issued an order staying the rules. The SEC’s administrative stay will remain in place until the completion of litigation filed in the federal courts that challenges the agency’s authority to adopt the rules. The outcome of this litigation cannot be determined.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2023.  If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. A report of our management is included under Item 9A of this Annual Report on Form 10-K/A. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has identified the following material weaknesses in our internal control over financial reporting:

●	There was a material weakness in our internal controls related to the proper design and implementation of control over formal review, approval, and evaluation of complex accounting transactions associated with business combinations.

●	We identified a material weakness in internal control related to the proper design and implementation of certain controls over management’s formal review process that includes multiple levels of review as well as timely review of accounts and reconciliations leading to material adjustments.

●	We identified a material weakness in internal control related to the proper design and implementation of certain controls over income tax provision and management’s review of the income tax provision.

●	We did not design and maintain effective controls over financial reporting for accounts receivable and unearned revenue, freight charges, and inventory and cost of sales accounts.

●	We did not design and maintain effective controls over financial reporting related to the proper presentation and disclosure for related party transactions.

●	We did not effectively select and develop certain information technology general controls related to access and change management controls that led to deficiencies in the design and operation of control activities.

We have commenced a plan of remediation to remedy the material weaknesses. However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be adversely affected.

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

We have restated our financial statements. The restatement has consumed a significant amount of management time and resources and may continue to do so. In addition, the restatement may subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and could adversely impact our operations.

We have restated certain financial information in our previously issued financial statements as of and for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed by the Company with the SEC on March 28, 2024. The restatement has resulted in substantial costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the restatement.

Further, as a result of the restatement, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute resulting from the restatement. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

On February 23, 2022, we announced that our board of directors had authorized a stock repurchase program under which we may repurchase up to $10 million of our outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act (“Rule 10b-18”). On May 23, 2022, we filed a Current Report on Form 8-K that announced that on May 20, 2022 we had established a trading plan (the “Trading Plan”) with B. Riley Securities, Inc. (“B. Riley”) intended to qualify under Rule 10b-18. The Trading Plan instructs B. Riley to repurchase shares of common stock of the Company for the Company’s account in accordance with Rule 10b-18 and the Company’s instructions. Repurchases under the Trading Plan were scheduled to terminate as late as June 2024. Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter.

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

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; the company did not have annual revenues of less than $100 million and either no public float or a public float of less than $700 million; and, once the company determines that it does not qualify for “smaller reporting company” status because it exceeded one or more of the current thresholds for such status, is not eligible to regain “smaller reporting company” status under the test provided under paragraph (3)(iii)(B) of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way as an “accelerated filer” except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

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

ITEM 2. PROPERTIES.

We are headquartered in Quincy, Massachusetts, where we occupy approximately 10,000 square feet of office space pursuant to a lease agreement, as amended, that will terminate on May 31, 2025. Our management team, client service team, marketing, operations, and sales team are all primarily based in this office. Our monthly rent for this facility was $24,521 from June 2020 to May 2021, $25,178 from June 2021 to May 2022, $25,835 from June 2022 to May 2023, and will be $26,491 from June 2023 to May 2024 and $27,148 from June 2024 to May 2025. We may also be required to pay certain taxes and expenses to the landlord under the lease agreement. The foregoing description of the lease agreement and amendment to the lease agreement is qualified in its entirety by reference to the full text of such agreements which are filed as Exhibit 10.3 and Exhibit 10.4 to this Annual Report on Form 10-K/A, respectively, and which are incorporated herein by reference.

Under a lease agreement dated May 31, 2023 (the “Miller Lease Agreement”) with Miller Family Walpole LLC, as landlord (the “Miller Landlord”), for a warehouse facility in Walpole, Massachusetts, we will pay base rent of $179,550.00 in the first year of the lease and an increase of 2% per annum in each subsequent year. We may extend the term for an additional five years upon the same base rent terms upon 12 months’ notice. We will be responsible for all property and other taxes and expenses related to the facility except for maintenance of certain structural elements. The initial lease term commenced on June 1, 2023 and terminates on May 31, 2028. We may assign our rights to the lease and property at the facility as collateral to a lender. The Miller Landlord is also required to execute a landlord lien waiver and collateral access agreement upon request. The Miller Lease Agreement contains provisions for minimum insurance, mutual indemnification from certain claims relating to the Miller Lease Agreement, and customary default and related termination and remedy provisions. The foregoing description of the Miller Lease Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.37 to this Annual Report on Form 10-K/A.

We also lease satellite office space in Warsaw, Indiana; Mt. Pleasant, South Carolina; Walpole, Massachusetts; and Tomball, Texas. Our aggregate rent payments for these facilities was $508,288 during the fiscal year ended December 31, 2023. Our employees also work remotely from 20 additional locations around the United States using other facilities.

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

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2023 – October 31, 2023	—	$—	1,797,159	$6,643,289
November 1, 2023 – November 30, 2023	4,505	$1.31	1,801,664	$6,637,399
December 1, 2023 – December 31, 2023	13,502	$1.47	1,815,166	$6,617,594

(1)	For a description of the Company’s stock repurchase program, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2023 and 2022, program clients accounted for 81.4% and 76.8% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 31.3% year-over-year in 2023 compared to 2022, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the assets of G.A.P. Promotions in January 2022, the assets of Trend Brand Solutions in August 2022, the assets of Premier NYC in December 2022, and the assets of T R Miller in June 2023, respectively.

As of December 31, 2023, we had approximately $49.0 million of total assets with approximately $35.7 million of total stockholders’ equity.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K/A includes financial statements that amend and restate the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022. This Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement. Refer to Note B to the financial statements included in this Annual Report on Form 10-K/A for a discussion of the restatement and the impact on the specific accounts in such financial statements. In addition, Part II, Item 9A. “Controls and Procedures” and certain other items have been amended and restated. For additional information regarding the restatement and the items of this filing that have been amended and restated, refer to the Explanatory Note to this Annual Report on Form 10-K/A.

Recent Developments

Restatement of Financial Statements

This Annual Report on Form 10-K/A includes financial statements that amend and restate the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022. Refer to Note B to the financial statements included in this Annual Report on Form 10-K/A for a discussion of the restatement and the impact on the specific accounts in such financial statements.

Lease Agreement

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The Company’s existing lease agreement for its office space expires May 31, 2025. The new lease term begins on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of $21 per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property.

Termination of Revolving Line of Credit

Stran Loyalty Solutions, LLC, a Nevada limited liability company (“Stran Loyalty Solutions”), a wholly-owned subsidiary of the Company, entered into a factoring arrangement with a third party to provide accounts receivable financing to Stran Loyalty Solutions. In connection with the factoring arrangement, the Company provided a secured guarantee of Stran Loyalty Solutions’ obligations under the factoring arrangement. Prior to this arrangement, the Company had been a party to the Revolving Demand Line of Credit Loan Agreement, dated as of November 22, 2021 (the “Initial Loan Agreement”), between the Company and Salem Five Cents Savings Bank, a Massachusetts savings bank (“Salem Five Cents”), as amended by the Commercial Loan Modification Agreement, dated as of February 12, 2024, between the Company and Salem Five Cents (as amended, the “Loan Agreement”), and the Revolving Demand Line of Credit Note, dated November 22, 2021, by the Company in favor of Salem Five Cents (the “Demand Note”). The Loan Agreement and the Demand Note provided for a secured revolving loan facility in an aggregate principal amount of up to $7.0 million (the “Revolving Line of Credit”). In discussions with Salem Five Cents prior to the establishment of the factoring arrangement, Salem Five Cents indicated that it would terminate the Revolving Line of Credit because of a policy which prohibited it from agreeing to subordination of its security interest in the Company’s assets.

Accordingly, on September 9, 2024, Salem Five Cents delivered a letter (the “Termination Letter”) to the Company that stated that, effective August 26, 2024 (the “Termination Date”), Salem Five Cents terminated all obligations under the Loan Agreement and the Demand Note. The Termination Letter further stated that the Loan Agreement and the Demand Note and certain related loan documents shall be considered no longer in force or effect. The Company had no funds drawn on the Revolving Line of Credit on the Termination Date.

Acquisition of Assets of Bangarang Enterprises, LLC

On August 23, 2024, Stran Loyalty Solutions entered into a Secured Party Sale Agreement, dated as of August 23, 2024 (the “Sale Agreement”), between Stran Loyalty Solutions and Sallyport Commercial Finance, LLC, a Delaware limited liability company (“Secured Party”), pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Bangarang”), in and to substantially all of the assets of Bangarang (the “Bangarang Assets”) from Secured Party as a private sale pursuant to Article 9 of the Uniform Commercial Code (the “Bangarang Transaction”).

Under the Sale Agreement, the aggregate consideration for the Bangarang Assets consisted of (a) cash payments by Stran Loyalty Solutions to Secured Party of approximately $1.1 million (the “Cash Purchase Price”), and (b) the assumption by Stran Loyalty Solutions of certain liabilities totaling approximately $5.5 million (the “Bangarang Assumed Liabilities”), subject to adjustments, as described below, at and following the Bangarang Transaction Closing (as defined below), including the payment at the Bangarang Transaction Closing of $150 thousand to Warson Capital Partners, LLC, an investment banking firm retained by Bangarang, for its fees and expenses with respect to the Bangarang Transaction, including the marketing for sale of the Bangarang Assets (the “Transaction Expense Payment”).

At the consummation of the transactions contemplated by the Sale Agreement (the “Bangarang Transaction Closing”), Stran Loyalty Solutions paid the Cash Purchase Price and assumed the Bangarang Assumed Liabilities, including the payment of the Transaction Expense Payment. As a result of the Bangarang Transaction Closing, the Company indirectly acquired substantially all of the assets of Bangarang, including all of the equity of Gander Group Louisiana, LLC, a Louisiana limited liability company (“GGLA”), which became a wholly-owned subsidiary of Stran Loyalty Solutions.

In addition, Stran Loyalty Solutions entered into a Release Agreement, dated as of August 23, 2024, between Bangarang and Stran Loyalty Solutions (the “Release Agreement”). Under the Release Agreement, Bangarang granted a full and complete waiver and release of Stran Loyalty Solutions and its affiliates of any non-competition, non-solicitation, or similar restrictive covenants of any parties owed to Bangarang or any of its affiliates.

The agreements included provisions for indemnification, reimbursement for returned items, handling of assets and liabilities during Bangarang’s wind-down, and certain other matters.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

	Years Ended December 31,
	2023 (Restated)		2022 (Restated)
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$75,147	98.9%	$57,878	100.0%
Sales – related parties	853	1.1%	—	—%
Total sales	76,000	100.0%	57,878	100.0%

COST OF SALES:
Cost of sales	50,492	66.4%	42,493	73.4%
Cost of sales - related parties	656	0.9%	—	—%
Total cost of sales	51,148	67.3%	42,493	73.4%

GROSS PROFIT	24,852	32.7%	15,385	26.6%

OPERATING EXPENSES:
General and administrative expenses	25,310	33.3%	17,789	30.7%
Goodwill impairment	810	1.1%	1,182	2.0%
Total operating expenses	26,120	34.4%	18,971	32.8%

LOSS FROM OPERATIONS	(1,268)	(1.7)%	(3,586)	(6.2)%

OTHER INCOME AND (LOSS):
Other income	186	0.2%	34	0.1%
Interest income	570	0.8%	95	0.2%
Change in fair value of contingent earn-out liability	65	0.1%	180	0.3%
Realized gain (loss) on investments	103	0.1%	(1)	—%
Total other income	924	1.2%	308	0.5%

LOSS BEFORE INCOME TAXES	(344)	(0.5)%	(3,278)	(5.7)%

Provision for income taxes	41	0.1%	222	0.4%

NET LOSS	$(385)	(0.5)%	$(3,500)	(6.0)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 31.3% to approximately $76.0 million for the year ended December 31, 2023, from approximately $57.9 million for the year ended December 31, 2022. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, the acquisitions of G.A.P. Promotions in January 2022, Trend Brand Solutions in August 2022, Premier NYC in December 2022, and T R Miller in June 2023 accounted for approximately $15.1 million, or 19.9%, of sales, for 2023, compared to approximately $6.8 million, or 11.7%, of sales for 2022, as described in more detail immediately below.

The January 2022 acquisition of G.A.P. Promotions generated approximately $4.3 million of sales for the year ended December 31, 2023, compared to approximately $5.7 million from such assets for the year ended December 31, 2022. The August 2022 acquisition of Trend Brand Solutions generated approximately $2.5 million of sales for the year ended December 31, 2023 compared to approximately $1.1 million from such assets for the year ended December 31, 2022. The December 2022 acquisition of Premier NYC generated approximately $1.3 million of sales for the year ended December 31, 2023, compared to no sales from such assets for the year ended December 31, 2022. The June 2023 acquisition of T R Miller generated approximately $7.0 million of sales for the year ended December 31, 2023, compared to no sales from such assets for the year ended December 31, 2022. Our recurring organic sales, defined as sales excluding revenue from the G.A.P Promotions, Trend Brand Solutions, Premier NYC, and T R Miller acquisitions, increased 19.2%, or approximately $9.8 million, to approximately $60.9 million for the year ended December 31, 2023, from approximately $51.1 million for the year ended December 31, 2022.

Cost of Sales

Our total cost of sales increased 20.4% to approximately $51.1 million for the year ended December 31, 2023, from approximately $42.5 million for the year ended December 31, 2022. As a percentage of sales, cost of sales decreased to 67.3% for the year ended December 31, 2023 from 73.4% for the year ended December 31, 2022. The increase in the dollar amount of cost of purchases and freight was primarily due to an increase in sales of 31.3% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 61.5% to approximately $24.9 million, or 32.7% of sales, for the year ended December 31, 2023, from approximately $15.4 million, or 26.6% of sales, for the year ended December 31, 2022. The increase in the dollar amount of gross profit was due to an increase in sales of approximately $18.1 million for the reasons described above, partially offset by an increase in cost of sales of approximately $8.7 million in aggregate for the reasons described above. The increase in gross profit margin to 32.7% for the year ended December 31, 2023 compared to 26.6% for the year ended December 31, 2022, was primarily due to larger margins recognized on certain customer orders in excess of 40.0%, efficiencies gained in the sales process, and large write downs of inventory during the year ended December 31, 2022.

Operating Expenses

Operating expenses consist of general and administrative expenses and goodwill impairment. Our operating expenses increased 37.7%, or approximately $7.1 million, to approximately $26.1 million for the year ended December 31, 2023, from approximately $19.0 million for the year ended December 31, 2022. As a percentage of sales, operating expenses increased to 34.4% for the year ended December 31, 2023, from 32.8% for the year ended December 31, 2022. The increase in the dollar amount of operating expenses was primarily due to an increase in general and administrative expenses of approximately $7.5 million, or 42.3%, which in turn was primarily due to aggregate expenses related to the organic growth in our business.

Other Income and (Loss)

Other income and (loss) consist of other income, interest income, change in fair value of contingent earn-out liability and unrealized gain (loss) on investments. Our other income was approximately $186 thousand for the year ended December 31, 2023, compared to approximately $34 thousand for the year ended December 31, 2022. This change was primarily due to an accrual adjustment to certain earn-out obligations relating to our acquisition of the assets of Wildman Imprints, Trend Brand Solutions, and Premier NYC. Our interest income was approximately $570 thousand for the year ended December 31, 2023, compared to approximately $95 thousand for the year ended December 31, 2022. This change was primarily due to interest generated from investments. Our change in fair value of contingent earn-out liability was approximately $65 thousand for the year ended December 31, 2023, compared to approximately $180 thousand for the year ended December 31, 2022. This change was primarily due to an update to the estimated fair value of the remaining contingent earn-out liabilities related to business combinations. Our unrealized gain on investments was approximately $103 thousand for the year ended December 31, 2023, compared to our unrealized loss on investment of approximately $1 thousand for the year ended December 31, 2022. This change was primarily due to the recording of all investments at estimated fair value.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the year ended December 31, 2023 was approximately $41 thousand compared to income tax provision of approximately $0.2 million for the year ended December 31, 2022. Income tax provision for the years ended December 31, 2023 and 2022 accounted for 11.9% and 6.8%, respectively, of loss before income taxes of approximately $0.3 million and approximately $3.3 million, respectively. For 2023 and 2022, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets as well as a minimum state tax liability. The Company recorded a valuation allowance since it generated a deficit over a three-year cumulative period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2023.

For further discussion of changes in the income tax provision, refer to Notes A and R to our financial statements beginning on page F-1 of this Annual Report on Form 10-K/A.

Net Loss

Our net loss for the year ended December 31, 2023 was approximately $0.4 million, compared to approximately $3.5 million for the year ended December 31, 2022. This change was primarily due to the increase in sales during 2023 from the acquisition of each of G.A.P. Promotions, Trend Brand Solutions, Premier NYC, and T R Miller to approximately $15.1 million in aggregate, from approximately $6.8 million from the acquisition of G.A.P. Promotions, Trend Brand Solutions, and Premier NYC during 2022, and the increase of approximately $9.8 million from recurring organic sales during 2023 compared to 2022. These factors were partially offset by the reasons described above for the increase in operating expenses and the increase in purchasing costs.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of approximately $8.1 million and investments of approximately $10.4 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for fiscal years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023 (Restated) (in thousands)	2022 (Restated) (in thousands)
Net cash used in operating activities	$(2,550)	$(2,000)
Net cash used in investing activities	(3,736)	(12,280)
Net cash used in financing activities	(909)	(2,693)
Net decrease in cash and cash equivalents	(7,195)	(16,973)
Cash and cash equivalents at beginning of year	15,254	32,227
Cash and cash equivalents at end of year	$8,059	$15,254

Net cash used in operating activities was approximately $2.6 million for the year ended December 31, 2023, as compared to approximately $2.0 million for the year ended December 31, 2022. The increase in net cash used in operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a decrease in rewards program liability.

Net cash used in investing activities was approximately $3.7 million for the year ended December 31, 2023, as compared to approximately $12.3 million for the year ended December 31, 2022. The decrease in net cash used in investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to reduced purchases of investments.

Net cash used in financing activities was approximately $0.9 million for the year ended December 31, 2023, as compared to approximately $2.7 million for the year ended December 31, 2022. The decrease in net cash used in financing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to reduced repurchases of our common stock.

Stock Repurchase Program

As initially announced on February 23, 2022, under our stock repurchase program, we may repurchase up to $10.0 million of our outstanding shares of common stock from time to time in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18. Our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management. Repurchases will also only be made in accordance with the Company’s insider trading policy as if such purchases were made by a person covered by the policy. Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter. There is no defined number of shares to be repurchased over a specified timeframe through the life of the stock repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. Stock repurchases are paid using cash generated by operations.

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

As of December 31, 2023, we had repurchased a total of 1,815,166 shares of common stock for total payments of approximately $3.4 million, and approximately $6.6 million remained available under the stock repurchase program for future stock repurchases. During the three months ended December 31, 2023, we repurchased a total of 18,007 shares for aggregate payments of approximately $26 thousand under the Trading Plan. See Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. – Purchases of Equity Securities” for further information about repurchases of common stock during the three months ended December 31, 2023.

Debt

On November 22, 2021, we entered into the Initial Loan Agreement with Salem Five Cents, for the Revolving Line of Credit, consisting of aggregate loans of up to $7.0 million, evidenced by the Demand Note. The Revolving Line of Credit and the Demand Note were secured by a first priority security interest in all assets and property of the Company, as provided in the Security Agreement, dated November 22, 2021, between Salem Five Cents and the Company (the “Security Agreement” and together with the Initial Loan Agreement and the Demand Note, the “Loan Documents”), and as described below.

The amount available under the Revolving Line of Credit was the lesser of $7.0 million or the sum of (x) eighty percent (80.0%) of the then-outstanding amount of Eligible Accounts (as defined below), plus (y) fifty percent (50.0%) of Eligible Inventory (as defined below); minus one hundred (100.0%) percent of the aggregate amount then drawn under the Revolving Line of Credit for the account of the Company. In addition, advances based upon Eligible Inventory were required to be capped at all times at $2.0 million. “Eligible Accounts” was defined as accounts that meet a number of requirements, including, unless otherwise approved by Salem Five Cents, being less than 90 days from the date of invoice not subject to any prior assignment, claim, lien, or security interest, not subject to set-off, credit, allowance or adjustment by the account debtor, arose in the ordinary course of the Company’s business, not an intercompany obligation, not subject to notice of bankruptcy or insolvency of the account debtor, not owed by an account debtor whose principal place of business was outside the United States, not a government account, not be evidenced by promissory notes, and not one of the accounts owed by an account debtor 25% or more of whose accounts were 90 or more days past invoice date; or otherwise not deemed acceptable by Salem Five Cents in accordance with its normal credit policies. “Eligible Inventory” was defined as all finished goods, work in progress and raw materials and component parts of inventory owned by the Company. Eligible Inventory did not include any inventory held on consignment or not otherwise owned by the Company; any inventory which had been returned by a customer or was damaged or subject to any legal encumbrances other than a first priority security interest held by the Company; any inventory which was not in the possession of the Company; any inventory which was held by the Company on property leased by the Company unless Salem Five Cents had received a Landlord’s Waiver and Consent from the lessor of such property satisfactory to Salem Five Cents; any inventory which was not located within the United States; any inventory which Salem Five Cents reasonably deemed to be obsolete or non-marketable; and any inventory not subject to a first priority fully perfected lien held by Salem Five Cents.

The Revolving Line of Credit was subject to interest at the prime rate plus 0.5% per annum. The Company was required to repay interest on the Revolving Line of Credit proceeds on a monthly basis. The Revolving Line of Credit continued indefinitely, subject to Salem Five Cents’ demand rights and the Company’s ongoing affirmative and other obligations under the Loan Documents, as summarized below.

The Company could freely draw upon the Revolving Line of Credit subject to Salem Five Cents’ right to demand complete repayment of the Revolving Line of Credit at any time. Late payments were subject to a late payment charge of 5.0%. In the event of failure to repay the loan after Salem Five Cents made demand for full repayment, the interest rate would increase by 10.0%. The Demand Note could be prepaid at any time without penalty. Salem Five Cents could assign the Demand Note without the Company’s consent.

Under the Security Agreement and the other Loan Documents, the Company granted Salem Five Cents a first priority security interest in all of its assets, including both assets owned as of the date of the Revolving Line of Credit and afterwards, as collateral for full repayment of the Revolving Line of Credit. Salem Five Cents had the right to file Uniform Commercial Code financing statements with any jurisdiction and with sufficient descriptions of the property to perfect its security interest in all of the Company’s current and future assets. Upon default of the Revolving Line of Credit, Salem Five Cents could accelerate repayment of the Revolving Line of Credit, take possession of the Company’s assets, assign a receiver over the Company’s assets, and enforce other rights as to the Company’s assets as secured creditor. The Company was required to pay for all of Salem Five Cents’s reasonable legal fees and expenses incurred to enforce its rights under the Loan Documents.

Under the Initial Loan Agreement, the Company was required to continue its current business of outsourced marketing solutions, and, without the prior consent of Salem Five Cents, the Company could not acquire in whole or in part any other company or business or engage in any other business or open any other locations. The Company was required to use the proceeds of the Revolving Line of Credit only in connection with the general and ordinary operations of its business and for the following purpose: general working capital for accounts receivable and inventory purchases.

The Revolving Line of Credit was also subject to ongoing affirmative obligations of the Company, including: Making punctual repayment of the Revolving Line of Credit amount; maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another Certified Public Accountant acceptable to Salem Five Cents; allowing Salem Five Cents to inspect its accounting books and records; furnishing audited, quarterly, monthly and other financial statements to Salem Five Cents; making payment of Salem Five Cents’s reasonable expenses for a field exam in 2022; allowing Salem Five Cents to communicate with its accountants; maintaining its properties in good repair subject to ordinary wear and tear; obtaining replacement-cost insurance for its property with Salem Five Cents as Mortgagee/Loss Payee; causing management contracts for the Company’s properties to be subordinated to the rights of Salem Five Cents; and allowing no change of property management company without the prior written consent of Salem Five Cents.

The Revolving Line of Credit was further subject to the following financial requirements: (a) Debt Service Coverage Ratio: Cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, shareholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; and (b) Minimum Net Worth thresholds: The Company was required to meet the following minimum net worth thresholds: $2.0 million at December 31, 2021; $2.75 million at December 31, 2022; and $3.5 million at December 31, 2023.

The Company also could not incur any additional indebtedness, secured or unsecured, except in the ordinary course of business; make loans or advances to others or guarantee others’ obligations except for certain ordinary advances to employees or ordinary customer credit terms; make investments; acquire any business; make capital expenditures except in the ordinary course of business; sell any material assets except in the ordinary course of business; or grant any security interests or mortgages in its properties or assets.

The foregoing description of the Initial Loan Agreement, the Demand Note, and the Security Agreement is qualified in its entirety by reference to the full text of the Initial Loan Agreement, the Demand Note, and the Security Agreement, copies of which are attached as Exhibit 10.19, Exhibit 10.20 and Exhibit 10.21 to this Annual Report on Form 10-K/A, respectively, which are incorporated herein by reference.

In connection with the Initial Loan Agreement, on November 22, 2021, the Company, Salem Five Cents and Harte Hanks Response Management/ Boston, Inc. (the “Warehouse Provider”), the lessor of certain warehouse facilities to the Company, executed a Warehouseman’s Waiver in favor of Salem Five Cents (the “Warehouseman’s Waiver”). Under the Warehouseman’s Waiver, the Warehouse Provider disclaimed any interest in the property of the Company stored on the premises (the “Collateral”), and agreed not to interfere with Salem Five Cents’ enforcement of its rights in the Collateral. The Warehouse Provider further agreed to provide notice to Salem Five Cents of any default by the Company of its obligations as to the Warehouse Provider, and to give Salem Five Cents at least 30 days to exercise its rights, which period could be extended by Salem Five Cents up to 60 days upon its payment of the per-diem rental amount. After that period, unless the default had been cured by Salem Five Cents, the Warehouse Provider could dispose of such Collateral as it deemed fit. Upon the receipt of written notice from Salem Five Cents and until such notice was rescinded, the Warehouse Provider was required to honor only instructions from Salem Five Cents with respect to the Collateral, including, any direction from Salem Five Cents to dispose of all or any portion of the Collateral at any time, without any further consent or instruction from Company.

The foregoing summary of the Warehouseman’s Waiver is qualified in its entirety by reference to the full text of the Warehouseman’s Waiver, a copy of which is attached as Exhibit 10.22 to this Annual Report on Form 10-K/A, which is incorporated herein by reference.

As of December 31, 2023 and 2022, we had not drawn any funds from the Revolving Line of Credit.

See “—Recent Developments – Termination of Revolving Line of Credit” for related recent developments.

Contractual Obligations

Property Leases

The following is a schedule by years of future minimum lease payments (in thousands):

2024	$570
2025	361
2026	189
2027	185
2028	67
Total future non-cancelable minimum lease payments	$1,372

Lease cost for the years ended December 31, 2023 and 2022 totaled approximately $0.6 million and $0.5 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At December 31, 2023 and 2022, the Company had net deposits totaling approximately $0.9 million and $6.0 million, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Revolving Line of Credit. As stated above, as of December 31, 2023 and 2022, we had not drawn any funds from the Revolving Line of Credit under the Loan Documents.

Critical Accounting Estimates

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

We believe that the assumptions and estimates associated with the valuation of goodwill and intangible assets and contingent earn-out liabilities have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements beginning on page F-1 of this Annual Report on Form 10-K/A.

Valuation of Goodwill and Intangible Assets

We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses both the income approach and the market approach to estimate a reporting unit’s fair value. The income approach is based on the discounted cash flow method that uses the reporting unit estimates for forecasted future financial performance, including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. The market approach is based on weighting the financial multiples of comparable companies and applying a control premium. A reporting unit’s carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.

We assess the impairment of long-lived assets, including purchased property and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property and equipment and intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived assets stated on our consolidated balance sheets to reflect their estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Contingent Earn-Out Liabilities

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Black-Scholes-Merton Call Option Formula was utilized to determine the fair value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are (i) the operating income projections (projected gross profit amounts within the risk-neutral framework) over the earn-out period (generally three or five years), (ii) the strike price, and (iii) volatility. Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligations. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in the consolidated statements of cash flows.

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A.27 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K/A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures were not effective due to the restatement of our previously issued financial statements and corresponding material weaknesses described below.

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

During this assessment, management identified material weaknesses in our internal control over financial reporting that are discussed further below. As a result of the material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The following material weaknesses were identified:

●	There was a material weakness in our internal controls related to the proper design and implementation of control over formal review, approval, and evaluation of complex accounting transactions associated with business combinations.

●	We identified a material weakness in internal control related to the proper design and implementation of certain controls over management’s formal review process that includes multiple levels of review as well as timely review of accounts and reconciliations leading to material adjustments.

●	We identified a material weakness in internal control related to the proper design and implementation of certain controls over income tax provision and management’s review of the income tax provision.

●	We did not design and maintain effective controls over financial reporting for accounts receivable and unearned revenue, freight charges, and inventory and cost of sales accounts.

●	We did not design and maintain effective controls over financial reporting related to the proper presentation and disclosure for related party transactions.

●	We did not effectively select and develop certain information technology general controls related to access and change management controls that led to deficiencies in the design and operation of control activities.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As reported in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, following the identification and communication of the material weaknesses described above, management commenced remediation actions relating to these material weaknesses beginning in the fourth quarter of fiscal year 2024, as follows:

●	We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.

●	We are expanding and improving our review process for complex accounting transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

●	Management, with the assistance of a third party, will perform an evaluation of the processes and procedures around our processes, internal control design gaps, and recommend process enhancements.

●	We are implementing enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes.

The material weaknesses identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Inherent Limitation on the Effectiveness of Internal Control

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Andrew Stranberg	52	Executive Chairman, Treasurer, Secretary, and Director
Andrew Shape	51	President, Chief Executive Officer and Director
David Browner	36	Chief Financial Officer
John Audibert	37	Vice President of Growth and Strategic Initiatives
Ian Wall	53	Chief Information Officer
Travis McCourt	41	Director
Alan Chippindale	66	Director
Alejandro Tani	51	Director
Ashley Marshall	39	Director

Andrew Stranberg co-founded the Company and has served as our Executive Chairman since 1995. From 1995 to January 2020, Mr. Stranberg was also our Chief Executive Officer. In 1995, Mr. Stranberg founded Stran Capital LLC, a family office, and has since been its Chief Executive Officer. From 1997 to 2016 Mr. Stranberg served as Chairman of STRAN Technologies IT Services, LLC. From 2012 to November 2019, Mr. Stranberg was the founder and manager of Stran Maritime LLC for a joint venture with Atlas Maritime Ltd., an international shipping company. Mr. Stranberg is a graduate of the University of New Hampshire Peter T. Paul College of Business and Economics. We believe that Mr. Stranberg is qualified to serve on our board of directors due to his deep knowledge of Stran and his long executive and board experience with us since his co-founding of the Company.

Andrew Shape is our co-founder and since 1996 has served as our President and director, and as our Chief Executive Officer since January 2020. From July 2018 to February 2021, Mr. Shape also served as the Chief Executive Officer and President and a director of Long Blockchain Corp. (formerly OTC Pink: LBCC), in connection with a business co-managed with us for its subsidiary Stran Loyalty Group Inc., a Delaware corporation. From June 2018 through December 2021, Mr. Shape served as a director for Naked Brand Group Limited (formerly Nasdaq: NAKD) until the closing of its business combination with Cenntro Electric Group Limited (Nasdaq: CENN). Prior to forming Stran, from August 1995 to September 1996, Mr. Shape worked at Copithorne & Bellows Public Relations (a Porter Novelli company) as an Account Executive. Mr. Shape holds a BA degree from the University of New Hampshire. We believe that Mr. Shape is qualified to serve on our board of directors due to his deep knowledge of Stran, his industry expertise, and his experience as a director on other Nasdaq-listed companies.

David Browner has been our Chief Financial Officer since March 2023 and was our Interim Chief Financial Officer from July 2022 to March 2023. From July 2021 to July 2022, Mr. Browner was our Controller. From November 2015 to July 2021, Mr. Browner was the Company’s Accounting Manager. From July 2012 to November 2015, Mr. Browner was a staff accountant for the Company. Mr. Browner has a Master of Business Administration in Accounting and a Bachelor of Business Administration from the University of Massachusetts Lowell.

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

Travis McCourt has been a member of the Board of Directors since November 2021. In June 2014, he founded Conchoid Capital Fund where he still serves as a principal. From May 2012 to December 2014, he was a Principal at the investment firm McCourt. From November 2007 to May 2012, he was the Vice President of Alternative Capital Markets at Goldman Sachs (NYSE: GS). From November 2004 to December 2007, he served as a Front Office Executive for the Los Angeles Dodgers. Mr. McCourt graduated from Georgetown University. We believe that Mr. McCourt is qualified to serve on our board of directors due to his investment management, buyout analysis, capital markets, investor relations and other business experience.

Alan Chippindale has been a member of the Board of Directors since November 2021. Mr. Chippindale has been President of Engage & Excel Enterprises Inc. (“Engage & Excel”) since July 2017. From January 2008 to June 2017, Mr. Chippindale was Chief Business Development Officer of BrandAlliance Inc. Mr. Chippindale was President of Proforma Inc. from September 1987 to December 2004. Mr. Chippindale graduated from Bowling Green State University with a bachelor degree in International Business and Marketing. We believe that Mr. Chippindale is qualified to serve on our board of directors due to his leading role in the promotional products industry.

Alejandro Tani has been a member of the Board of Directors since November 2021. Since January 2007, Mr. Tani has been the owner of Clair Trading. Since February 2017, Mr. Tani has also been Chief Information Officer and Chief Executive Officer of Innovative Genetics Inc. (“Innovative Genetics”), and a Director and Partner of Green Beehive II LLC. Mr. Tani graduated from University Catolica Andres Bello, located in Venezuela. We believe that Mr. Tani is qualified to serve on our board of directors due to his business experience.

Ashley L. Marshall has been a member of the Board of Directors since November 2021. From December 2021 to September 2022, Ms. Marshall was Merchandise Manager Lighting - Birch Lane at Wayfair (NYSE: W). From January 2015 to September 2021, Ms. Marshall held several positions with The TJX Companies, Inc. (NYSE: TJX): Allocation Analyst, January 2015 to December 2015; Senior Analyst, December 2015 to September 2017; and Associate Planner, September 2017 to September 2021. From January 2014 to December 2015, Ms. Marshall was an attorney in the United States Treasury Department. Ms. Marshall earned a Bachelor of Business Administration from the University of Mississippi and a Juris Doctor from The George Washington University Law School. We believe that Ms. Marshall is qualified to serve on the Board of Directors due to her experience developing business strategy and her background in law.

Arrangements Between Officers and Directors

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualified, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our executive officers or directors.

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

Committees of the Board of Directors

Our board of directors established the Company’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is available on our website at https://ir.stran.com.

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

The full text of the Code of Ethics and Business Conduct is posted on our website at https://ir.stran.com. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171.

Insider Trading Policy

Effective March 27, 2023, we adopted the Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (the “Insider Trading Policy”). The Insider Trading Policy applies to all our executive officers, directors and key employees. The Insider Trading Policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the Insider Trading Policy is filed as Exhibit 99.1 to this Annual Report on Form 10-K/A.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Andrew Shape,	2023	400,000	50,000	-		-		31,220	(1)	481,220
President and Chief Executive Officer	2022	400,000	-	-		-		121,918	(1)	521,918

David Browner,	2023	235,577	26,250	67,950	(2)	64,963	(3)	9,000		403,740
Chief Financial Officer	2022	169,426	-	-		-		4,051		173,477

Andrew Stranberg,	2023	500,000	-	-		-		-		500,000
Executive Chairman	2022	500,000	-	-		-		-		500,000

Randolph Birney,	2023	300,000	-	-		-		86,581	(4)	386,581
Vice President	2022	300,000	-	-		-		131,742	(4)	431,742

Stephen Paradiso,	2023	167,596	175,000	-		-		-		342,596
Former Chief of Staff (5)	2022	176,346	-	-		-		-		176,346

(1)	Mr. Shape was entitled to the payment of $10,000 per month during 2023 and 2022 as repayment of sales commissions that had been earned in previous years totaling approximately $140,927, subject to certain terms and conditions. During 2022, Mr. Shape was entitled to $120,000 in total payments toward prior-year commissions in addition to accrued interest of $1,918, and was paid $90,000. During 2023, Mr. Shape became entitled to an additional $20,927 in total payments and accrued interest of $293. All $30,927 of outstanding payable prior-year commissions were paid to Mr. Shape during 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

(2)	On April 14, 2023, David Browner became entitled to awards of up to 35,000 shares of common stock subject to performance conditions with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of these awards was computed based upon the probable outcome of such conditions consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC Topic 718, excluding the effect of estimated forfeitures, and based upon the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report on Form 10-K/A. The maximum aggregate grant date fair value of these awards was $60,200 assuming that the highest level of performance conditions will be achieved. In addition, on February 15, 2024, Mr. Browner was granted 5,000 shares of common stock as a bonus award with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of this award was computed in accordance with ASC Topic 718 based on the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report on Form 10-K/A.

(3)	On April 14, 2023, David Browner was granted an option to purchase 100,000 shares of common stock. The option vests subject to performance conditions with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of this award was computed based upon the probable outcome of such conditions consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC Topic 718, excluding the effect of estimated forfeitures, and based upon the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report on Form 10-K/A. The maximum aggregate grant date fair value of the award was $60,800 assuming that the highest level of performance conditions will be achieved. On February 15, 2024, Mr. Browner was granted an option to purchase 7,500 shares of common stock as a bonus award with respect to the fiscal year ended December 31, 2023. The aggregate grant date fair value of this award was computed in accordance with ASC Topic 718 based on the assumptions described in Note Q to the Company’s financial statements beginning on page F-1 of this Annual Report on Form 10-K/A.

(4)	Mr. Birney was entitled to the payment of $10,000 per month during 2022 and 2023 as repayment of sales commissions that had been earned in previous years totaling approximately $197,110, subject to certain terms and conditions. During 2022, Mr. Birney was entitled to $120,000 in total payments toward these prior-year commissions in addition to accrued interest of $2,742, and was paid $120,000. During 2023, Mr. Birney became entitled to approximately $77,110 and was entitled to accrued interest of $471, and was paid $77,110. Mr. Birney also received $9,000 as an automobile allowance in each of 2022 and 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024. Effective January 2, 2024, Mr. Birney was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Birney remained an employee of the Company.

(5)	Stephen Paradiso resigned from his position with the Company effective December 1, 2023.

Executive Officer Employment and Consulting Agreements

Employment Agreement with Andrew Shape

Under our employment agreement with our Chief Executive Officer, Andrew Shape, dated July 13, 2021 and effective as of November 8, 2021 (the “Shape Employment Agreement”), we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Shape an annual salary of $400,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Shape Employment Agreement, on November 12, 2021, we awarded Mr. Shape a stock option for the purchase of 323,810 shares of the Company’s common stock at an exercise price of $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

Mr. Shape was entitled to the payment of $10,000 per month as repayment of sales commissions that had been earned in previous years totaling approximately $140,927, subject to certain terms and conditions. During 2022, Mr. Shape was entitled to $120,000 in total payments toward prior-year commissions in addition to accrued interest of $1,918, and was paid $90,000 towards these commissions. During 2023, Mr. Shape became entitled to an additional $20,927 in total payments toward these prior-year commissions and accrued interest of $293. All $30,927 of outstanding payable prior-year commissions were paid to Mr. Shape during 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

Mr. Shape will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Shape’s employment by giving at least 30 days written notice. If we terminate Mr. Shape without cause or Mr. Shape resigns for good reason as provided under the Shape Employment Agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Shape for the first 18 months of the premiums associated with Mr. Shape’s continuation of health insurance for Mr. Shape and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Shape during Mr. Shape’s employment and immediate lifting of all lockups and restrictions on sales of such equity or exercise of stock options. If we do not renew the Shape Employment Agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Shape is also subject to standard confidentiality and noncompetition provisions.

On February 15, 2024, in connection with the Company’s fiscal year 2023 executive bonus determinations, the Compensation Committee determined that Mr. Shape would be awarded a $50,000 cash bonus.

Mr. Shape’s stock option agreement contains certain non-competition and non-solicitation provisions pursuant to the standard form under the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (the “Plan”).

The foregoing description of the Shape Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.5 to this Annual Report on Form 10-K/A.

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

For each fiscal year during the term of the Browner Employment Agreement, Mr. Browner will receive up to three cash bonuses and six equity bonuses depending on the board’s or the Compensation Committee’s certification of the Company’s attainment of the performance conditions provided for in the Browner Employment Agreement. The performance conditions will be based on an annual sales target, an annual gross profit target, and an annual net profit target. Each target will be set by the board, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Browner, for the applicable fiscal year. Each target will generally be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item will be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team. The annual targets for fiscal year 2023 for purposes of the Browner Employment Agreement were determined by the Compensation Committee to be $72,000,000 for the annual sales target, $21,600,000 for the gross profit target, and $1,080,000 for the net profit target.

Each portion of an equity bonus consisting of common stock will be granted upon certification of attainment of the respective target. Each portion of an equity bonus consisting of vesting of a stock option will relate to a stock option that was or will be granted on the date of the Browner Employment Agreement and at the beginning of each subsequent fiscal year during the term of the Browner Employment Agreement. In accordance with the Browner Employment Agreement, on April 14, 2023, the Company granted Mr. Browner a stock option for the purchase of 100,000 shares of common stock at an exercise price of $1.72 per share, which vests and becomes exercisable upon certification of attainment of the applicable targets by the board or the Compensation Committee in accordance with the equity bonus terms described below. All equity grants under the Browner Employment Agreement have been or will be made under a standard form of agreement under the Plan.

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

All equity bonuses under the Browner Employment Agreement will be awarded under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end of the fiscal year during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

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

Mr. Browner’s employment is terminable with cause upon certain grounds by written notice, subject to a 30-day notice and cure period with respect to certain of these grounds for termination for cause. Mr. Browner may be terminated without cause upon 30 days’ written notice. Mr. Browner may terminate employment with good reason upon certain grounds, subject to a 30-day notice and cure period with respect to certain of these grounds that must begin within 10 days of Mr. Browner’s knowledge of the initial existence of the grounds for termination for good reason. The effect of Mr. Browner’s termination of the Browner Employment Agreement without complying with the requirements to terminate with good reason will be equivalent to termination with cause. Termination under any provision of the Browner Employment Agreement will generally result in the Company’s obligation to provide accrued and unpaid or pending cash, equity or other compensation. If the Company terminates Mr. Browner without cause or he terminates for good reason, and provided that Mr. Browner signs the general release and waiver annexed to the Browner Employment Agreement within 60 days, the Company will be required to pay the lesser of the number of months’ severance remaining under the term of the Browner Employment Agreement and either four months if the termination occurs during the first year of the term or three months if the termination occurs during the second year of the term, provided that Mr. Browner receives at least three months’ severance; reimburse Mr. Browner for the first 18 months of the premiums associated with Mr. Browner’s continuation of health insurance for Mr. Browner and his family pursuant to COBRA; and approve immediate vesting of any outstanding unvested equity awards granted to Mr. Browner during his employment and immediate lifting of all lockups and restrictions on sales or exercise of such awards. If the Company elects not to renew the Browner Employment Agreement, then the Company must pay three months’ severance and reimburse the first six months of the premiums associated with Mr. Browner’s continuation of health insurance for Mr. Browner and his family pursuant to COBRA. If Mr. Browner is terminated in the event of death or disability, then the Company must approve immediate vesting of any outstanding unvested equity awards granted to Mr. Browner during his employment and immediate lifting of all lockups and restrictions on sales or exercise of such awards. In addition, if the Company does not renew the term of the Browner Employment Agreement and Mr. Browner’s termination occurs within 90 days before or 12 months after a Change in Control (as defined by the Browner Employment Agreement), then, provided that Mr. Browner signs the general release and waiver annexed to the Browner Employment Agreement within 60 days, the Company must pay the same severance amount as described above in the event of a termination for cause or resignation for good reason; provide the same COBRA benefits as described above in the event of a termination for cause or resignation for good reason; and approve the immediate vesting of all equity awards held by Mr. Browner unless expressly provided otherwise by the governing documents for such awards.

The Browner Employment Agreement also contains general confidentiality and non-competition provisions. Mr. Browner’s stock option agreements and restricted stock award agreements contain certain non-competition and non-solicitation provisions pursuant to the standard forms of such agreements under the Plan.

The foregoing description of the Browner Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.38 to this Annual Report on Form 10-K/A.

Employment Agreement with Andrew Stranberg

Under our employment agreement with our Executive Chairman, Andrew Stranberg, dated July 13, 2021 and effective as of November 8, 2021 (the “Stranberg Employment Agreement”), we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, Mr. Stranberg’s annual salary will be $500,000, and Mr. Strangberg will be eligible for an annual cash bonus as determined by the board of directors. Pursuant to the Stranberg Employment Agreement, on November 12, 2021, we awarded Mr. Stranberg a stock option for the purchase of 400,000 shares of the Company’s common stock at an exercise price of $4.15 per share under a standard form of stock option agreement under the Plan. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vests monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. Mr. Stranberg will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Stranberg’s employment by giving at least 30 days written notice. If we terminate Mr. Stranberg without cause or he resigns for good reason as provided under the Stranberg Employment Agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Stranberg for the first 18 months of the premiums associated with Mr. Stranberg’s continuation of health insurance for Mr. Stranberg and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Stranberg during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew the Stranberg Employment Agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Stranberg is also subject to standard confidentiality and noncompetition provisions, and Mr. Stranberg’s stock option agreement contains certain non-competition and non-solicitation provisions pursuant to the standard form of such agreement under the Plan.

The foregoing description of the Stranberg Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.6 to this Annual Report on Form 10-K/A.

Previous Consulting Agreement with John Audibert and Josselin Capital Advisors, Inc.

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

We also agreed to equity grants to JCA consisting of (i) the grant of an option which may be exercised to purchase 65,000 shares of common stock at the exercise price per share of $3.90 which will vest based on the attainment of the option’s performance conditions, and (ii) fully-vested restricted stock to be granted upon attainment of the same performance conditions, as follows: (a) 10,000 fully-vested restricted shares granted and the stock option vested as to 10,000 shares of common stock if our sales exceeded $21,000,000 combined for any two consecutive quarters or if our market capitalization exceeded $65,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term; (b) 10,000 additional fully-vested restricted shares granted and the stock option vested as to 10,000 additional shares of common stock if our sales exceeded $25,000,000 combined for any two consecutive quarters or if our market capitalization exceeded $75,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term; (c) 15,000 additional fully-vested restricted shares granted and the stock option vested as to 20,000 additional shares if our sales exceeded $37,500,000 combined for any two consecutive quarters or if our market capitalization exceeded $90,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term; and (d) 25,000 additional fully-vested restricted shares granted and the stock option vested as to 25,000 additional shares if our sales exceeded $45,000,000 combined for any two consecutive quarters or if our market capitalization exceeded $180,000,000 for twenty-five (25) out of thirty (30) consecutive trading days anytime within the Audibert Consulting Agreement’s term. “Sales” were determined by our audited or reviewed financial statements and according to U.S. GAAP. Our “market capitalization” was defined as the closing stock price of our common stock as reported by Nasdaq multiplied by the total shares of common stock outstanding as of 4:00 PM E.T. on the date that such closing stock price was determined as reported by our transfer agent. All such grants were subject to standard forms of stock option or restricted stock award agreements and the terms and conditions of the Plan. Pursuant to the Audibert Consulting Agreement, on December 2, 2021, the Company granted a stock option to JCA to purchase up to 65,000 shares of common stock subject to the vesting conditions described above. On March 11, 2022, the Compensation Committee determined that the performance conditions for the vesting of the option as to a total of 20,000 shares of common stock and to the issuance of 20,000 shares of common stock had been met, resulting in vesting of the option as to 20,000 shares and the issuance of 20,000 shares of common stock to JCA.

All equity bonuses under the Audibert Consulting Agreement were awarded under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end of the fiscal year during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

Upon the occurrence of a change in control during the Audibert Consulting Agreement’s term, whether or not JCA’s engagement is terminated, or upon JCA’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by JCA will immediately vest and no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. For each fiscal year completed during the Audibert Consulting Agreement’s term, JCA was also eligible to receive additional bonuses as determined by the board. Both we and JCA were permitted to terminate the Audibert Consulting Agreement by giving at least 30 days’ written notice. If we or JCA terminated the Audibert Consulting Agreement without cause as provided under the Audibert Consulting Agreement, and JCA and Mr. Audibert delivered their signatures to the general release and waiver form annexed to the Audibert Consulting Agreement, we were required to make a $25,000 severance payment. JCA and Mr. Audibert were also subject to certain independent contractor, non-solicitation, confidentiality and non-interference provisions under the Audibert Consulting Agreement and JCA’s stock option agreement and restricted stock award agreement pursuant to the standard forms of such agreements under the Plan.

On June 29, 2023, the rights to all equity awards that had been granted to JCA under the Audibert Consulting Agreement were distributed or transferred to Mr. Audibert.

The foregoing description of the Audibert Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.28 to this Annual Report on Form 10-K/A.

Amended and Restated Consulting Agreement with John Audibert and Josselin Capital Advisors, Inc.

On April 14, 2023, the Compensation Committee approved an Amended and Restated Consulting Agreement (the “A&R Audibert Consulting Agreement”) with John Audibert, the Company’s Vice President of Growth and Strategic Initiatives, and JCA, Mr. Audibert’s wholly-owned company, and was entered into as of the same date. The A&R Audibert Consulting Agreement amended and restated the Audibert Consulting Agreement. However, a stock option granted to JCA on December 2, 2021 under the Audibert Consulting Agreement and pursuant to the Plan, subsequently assigned to Mr. Audibert, remains outstanding. See “—Previous Consulting Agreement with John Audibert and Josselin Capital Advisors, Inc.” for the terms of this stock option.

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

Each fiscal year during the term of the A&R Audibert Consulting Agreement, JCA will be granted restricted common stock with performance conditions for vesting in the number of shares of restricted stock equal to $80,000 divided by the closing price of the common stock on The Nasdaq Capital Market tier of Nasdaq on the grant date. Each restricted stock grant will vest as to the amounts described below upon certification by the board or the Compensation Committee of attainment of the respective performance targets. For the first term year, the A&R Audibert Consulting Agreement provided that the restricted stock’s grant date would be the date of the agreement and the number of shares would be based on the closing price of the common stock on The Nasdaq Capital Market on the later of that date or the date of the approval of the grant by the Board or the Compensation Committee. For the subsequent year, the restricted stock will be granted at the beginning of the fiscal year upon approval of the Board or the Compensation Committee and will be equal to $80,000 divided by the closing price of the common stock on The Nasdaq Capital Market on the anniversary of the date of the agreement, or as otherwise determined by the Board or Compensation Committee. On April 14, 2023, JCA was granted 46,511 shares of restricted common stock and such amount was accepted by JCA as the restricted stock grant provided for by the A&R Audibert Consulting Agreement for the initial year of the term of the agreement.

In addition, on the date of the A&R Audibert Consulting Agreement and at the beginning of each subsequent fiscal year during the term of the agreement, JCA will be granted a stock option to purchase the maximum number of shares subject to approval of the board or the Compensation Committee and the equity bonus performance conditions to vesting described below. Accordingly, on April 14, 2023, the Company granted JCA a stock option for the purchase of 180,000 shares of common stock at an exercise price of $1.72 per share, which vests and becomes exercisable upon certification of attainment of the applicable targets by the Board or the Compensation Committee in accordance with the equity bonus terms described below.

On June 29, 2023, the rights to all equity awards that had been granted to JCA and rights to equity awards that may be granted to JCA under the A&R Consulting Agreement were distributed or transferred to Mr. Audibert. The Company, Mr. Audibert and JCA agreed to make any future awards under the A&R Consulting Agreement to Mr. Audibert directly.

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

All equity bonuses under the A&R Audibert Consulting Agreement will be awarded under standard forms of award agreements under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end of the fiscal year during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

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

On February 15, 2024, in connection with the Company’s fiscal year 2023 executive bonus determinations, the Compensation Committee certified the attainment of the performance conditions under the A&R Audibert Consulting Agreement for the vesting of 2,339 shares of the restricted stock initially granted to JCA on April 14, 2023. In accordance with the above, the initial grant of 46,511 shares of restricted stock to JCA on April 14, 2023 was cancelled and 2,339 shares were issued to Mr. Audibert. In addition, the Compensation Committee awarded discretionary bonuses of a cash bonus of $10,000 to JCA, the grant of an additional 2,661 shares of common stock to Mr. Audibert, and the grant of an option to purchase 7,500 shares of common stock to Mr. Audibert at an exercise price of $1.55 per share.

Upon the occurrence of a Change in Control (as defined by the A&R Audibert Consulting Agreement) during the A&R Audibert Consulting Agreement’s term, whether or not JCA’s engagement is terminated, or upon JCA’s termination without cause, all restricted stock, stock option, stock appreciation right or similar awards granted to or pending grant to and held by JCA will immediately vest and will no longer be subject to forfeiture, unless expressly provided otherwise in the governing documents for such awards. Either the Company or JCA may terminate the A&R Audibert Consulting Agreement for material breach and failure to cure such breach within 15 days of receipt of notice by the non-breaching party. Both the Company and JCA may terminate the A&R Audibert Consulting Agreement without cause by giving at least 30 days’ written notice. Termination under any provision of the A&R Audibert Consulting Agreement will generally result in the Company’s obligation to provide accrued and unpaid or pending cash, equity or other compensation. If the Company or JCA terminates the agreement without cause as provided under the A&R Audibert Consulting Agreement, and JCA and Mr. Audibert then deliver their signatures to the general release and waiver form annexed to the A&R Audibert Consulting Agreement within 60 days, then the Company must pay JCA a $50,000 fee.

JCA and Mr. Audibert are also subject to general confidentiality and non-interference provisions under the A&R Audibert Consulting Agreement and general non-competition and non-solicitation provisions in JCA’s stock option agreement and restricted stock award agreement pursuant to the standard forms of such agreements under the Plan.

The foregoing description of the A&R Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.39 to this Annual Report on Form 10-K/A.

Employment Agreement with Sheila Johnshoy

The Company and Sheila Johnshoy, the Company’s former Chief Operating Officer, were parties to the Johnshoy Employment Agreement. Under the Johnshoy Employment Agreement, Ms. Johnshoy’s initial annual base salary was $250,000. With respect to fiscal year 2022, Ms. Johnshoy was entitled to a cash bonus of 25%, 50%, 75%, or 100% of base salary, conditioned on (i) the occurrence of annual revenue of the Company of $10 million, $53 million, $60 million, or $70 million, respectively, provided that the Company also had normalized annual operating profit for any annual cash bonus of 50%, 75% or 100% of base salary, or (ii) the discretionary approval of the Company’s Chief Executive Officer, subject to approval by the Compensation Committee. In accordance with the Johnshoy Employment Agreement, Ms. Johnshoy received a cash bonus consisting of 50% of base salary earned during 2022, or $100,000, due to the occurrence of annual revenue of more than $53 million and normalized annual operating profit during the fiscal year ended December 31, 2022.

In addition, under the Johnshoy Employment Agreement, on March 11, 2022, Ms. Johnshoy was granted 5,000 shares of common stock and a stock option to purchase 40,000 shares at an exercise price per share of $1.60. The stock option was immediately vested as to 5,000 shares of common stock and otherwise subject to a six-month lock-up provision and certain performance conditions to vesting described as follows. Upon the occurrence of the following annual revenue amounts of the Company or at the discretionary approval of the Company’s Chief Executive Officer, subject in each case to final approval by the Compensation Committee, Ms. Johnshoy would granted up to 35,000 additional shares of common stock and the stock option will vest as to 35,000 shares of common stock, as follows: (a) grant of 5,000 shares and the vesting of the stock option as to 5,000 shares upon attainment of annual revenue of $50 million, (b) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $60 million, (c) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $70 million, and (d) grant of 10,000 shares and the vesting of the stock option as to 10,000 shares upon attainment of annual revenue of $80 million. On April 14, 2023, the Compensation Committee certified the attainment of the performance conditions for the grant of 5,000 shares of common stock and the vesting of the stock option as to 5,000 shares of common stock based on annual revenue of more than $50 million during the fiscal year ended December 31, 2022.

Additionally, under the Johnshoy Employment Agreement, if a trailing 12-month revenue of the Company of $250 million occurred within 3.5 years of Ms. Johnshoy’s start of employment, she would earn an additional bonus of 100,000 shares of common stock.

All annual equity compensation awards under the Johnshoy Employment Agreement must be reviewed and provided if applicable no later than March 15 of the following fiscal year. This requirement is in addition to the requirements under the Plan, which provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end of the fiscal year during which the respective Performance Period was completed. Otherwise, such grants would be considered Performance Shares (as defined by the Plan) and would be granted when certified by the Board or the Compensation Committee.

Under the Johnshoy Employment Agreement, after the first year of employment, all cash and equity bonus compensation goals and bonus figures were to be reviewed, and benchmarks and bonus percentages were to be adjusted each year based on changing business factors.

On February 15, 2024, the Compensation Committee determined that the cash and equity bonus compensation performance conditions under the Johnshoy Employment Agreement for the fiscal year ended December 31, 2023 would be the same cash and equity bonus compensation provided for under the Browner Agreement for the fiscal year ended December 31, 2023. In accordance with the foregoing, the Compensation Committee approved the following bonuses for Ms. Johnshoy: The award of a cash payment of $26,250, the grant of 5,000 shares of common stock, and the grant of a fully vested stock option to purchase 7,500 shares of common stock at an exercise price of $1.55 per share.

Ms. Johnshoy was entitled to severance benefits equal to four months’ salary if terminated without Cause (as defined in the Johnshoy Employment Agreement) during the first year of employment and two months’ salary if terminated during the second year of employment. Ms. Johnshoy was eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment.

The Johnshoy Employment Agreement and Ms. Johnshoy’s equity award agreements have general non-solicitation provisions. Ms. Johnshoy is also subject to a standard non-disclosure requirement under the Johnshoy Employment Agreement.

The foregoing description of the Johnshoy Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.34 to this Annual Report on Form 10-K/A.

Employment Agreement with Ian Wall

The Company and Ian Wall, its Chief Information Officer, are parties to an employment letter agreement, dated as of December 11, 2023 (the “Wall Employment Agreement”). Under the Wall Employment Agreement, Mr. Wall will receive an initial annual base salary of $265,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Mr. Wall will receive a monthly car and phone allowance of $750. Mr. Wall also received a signing bonus of a stock option to purchase 15,000 shares of common stock which vested immediately as to one-third and will vest as to each remaining third each subsequent year subject to its terms and conditions. On January 29, 2024, Mr. Wall was awarded the option to purchase the shares at an exercise price of $1.46 per share.

Mr. Wall will receive an annual cash bonus based on three performance targets relating to the Company’s results of operations. The bonus targets are weighted 10% to sales, 50% to gross profit, and 40% to net profit. The bonus will equal each bonus target’s weight percentage multiplied by (i) 5% of base salary if 95% of the target is met, (ii) 20% of base salary if 100% of the target is met, (iii) 30% if 110% of the target is met; or (iv) 40% if 120% of the target is met. The performance targets for 2024 will be $87,500,000 sales, $26,250,000 gross profit, and $1,312,500 net profit. Mr. Wall may receive this cash bonus without the related target performance at the discretion of the Chief Executive Officer upon approval of the Compensation Committee.

In addition, Mr. Wall will receive an annual stock option bonus to purchase 100,000 shares each year with an exercise price equal to the stock price at the time of issuance. The annual stock option bonus will vest based on the same annual performance targets set for the annual cash bonus for that year, as follows: (i) If the sales target is met, the option will vest as to 15,000 shares; (ii) if the gross profit target is met, the option will vest as to 15,000 shares; (iii) if the net profit target is met, the option will vest as to 15,000 shares; (iv) if 125% of the net profit target is met, the option will vest as to 25,000 shares; and (v) if 150% of the net profit target is met, the option will vest as to 30,000 shares.

All equity bonuses under the Wall Employment Agreement will be awarded under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end of the fiscal year during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

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

The foregoing description of the Wall Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.41 to this Annual Report on Form 10-K/A.

Mr. Wall has executed the Company’s standard Indemnification Agreement with officers and directors. Mr. Wall is covered by the Company’s directors and officers insurance policy as an executive officer.

Employment Agreement with Randolph Birney

Under our employment agreement with Randolph Birney, dated July 13, 2021 and effective as of November 8, 2021 (the “Birney Employment Agreement”), we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, Mr. Birney will receive an annual salary of $300,000 and an annual cash bonus as determined by the board. Pursuant to the Birney Employment Agreement, on November 12, 2021, we awarded Mr. Birney a stock option for the purchase of 76,190 shares of common stock at an exercise price of $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) will vest monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month. Mr. Birney was entitled to $10,000 per month as repayment of sales commissions totaling approximately $197,109.95 that had been earned in previous years, subject to certain terms and conditions. All equity compensation under the Birney Employment Agreement has been made under standard forms of award agreements under the Plan.

Mr. Birney was entitled to the payment of $10,000 per month during 2022 and 2023 as repayment of sales commissions that had been earned in previous years totaling approximately $197,110, subject to certain terms and conditions. During 2022, Mr. Birney was entitled to $120,000 in total payments toward these prior-year commissions in addition to accrued interest of $2,742, and was paid $120,000. During 2023, Mr. Birney became entitled to approximately $77,110 and was entitled to accrued interest of $471, and was paid $77,110. Mr. Birney also received $9,000 as an automobile allowance in each of 2022 and 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

Mr. Birney will be provided with standard executive benefits. The Company may terminate Mr. Birney’s employment by giving at least 30 days written notice. If we terminate Mr. Birney without cause or he resigns for good reason as provided under the agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Birney for the first 18 months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Birney during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we do not renew Mr. Birney’s employment agreement after the initial three-year term, then we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Birney’s continuation of health insurance for him and his family pursuant to COBRA. Mr. Birney is also subject to standard confidentiality and noncompetition provisions. Mr. Birney’s stock option agreement contains certain non-competition and non-solicitation provisions pursuant to the standard form of such agreements under the Plan.

Effective January 2, 2024, Mr. Birney was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Birney remained an employee of the Company.

The foregoing description of the Birney Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.7 to this Annual Report on Form 10-K/A.

Employment Agreement with Jason Nolley

Under our employment letter agreement with Jason Nolley, the Company’s former Chief Technology Officer, dated November 19, 2021 (the “Nolley Employment Agreement”), Mr. Nolley will receive an annual base salary of $150,000 and a monthly automobile and cell phone allowance of $750. As a signing bonus, on November 19, 2021, Mr. Nolley was granted an option to purchase 60,000 shares of common stock at an exercise price of $4.36 per share. The option vests in three equal amounts at each of the first, second and third anniversaries of the date of the date of the Nolley Employment Agreement. Mr. Nolley was initially eligible to receive a bonus of up to $125,000 in the Company’s common stock upon our achievement of certain amounts of trailing 12-month annual sales amounts. Effective March 8, 2024, Mr. Nolley orally waived his rights to such bonus shares. All equity compensation under the Nolley Employment Agreement has been made under standard forms of award agreements under the Plan. Mr. Nolley’s stock option agreement contains certain non-competition and non-solicitation provisions pursuant to the standard form under the Plan.

Mr. Nolley is entitled to severance benefits equal to six months’ salary if terminated without due cause. Mr. Nolley will be eligible to receive certain health care, dental, life insurance, disability, and retirement benefits after three months’ employment. Mr. Nolley will receive 15 days of paid time off, subject to two weeks’ notice and approval whenever possible. Mr. Nolley is subject to certain non-competition and non-solicitation provisions under his stock option agreement.

Effective January 2, 2024, Jason Nolley was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Nolley continued to be employed by the Company under the Nolley Employment Agreement as the Company’s Senior Vice President of Information Technology.

The foregoing description of the Nolley Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.36 to this Annual Report on Form 10-K/A.

Employment Agreement with Stephen Paradiso

The Company and Stephen Paradiso, the former Chief of Staff of the Company, were parties to an employment letter agreement, dated as of December 6, 2021 (the “Paradiso Employment Agreement”). Mr. Paradiso resigned from his position with the Company on December 1, 2023.

Under the Paradiso Employment Agreement, Mr. Paradiso received an annual base salary of $175,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. For each of the first two years of the term of the Paradiso Employment Agreement, Mr. Paradiso was required to receive an annual performance cash bonus based on a review of the Company’s results for the fiscal year ended December 31, 2022 and the fiscal year ended December 31, 2023, respectively, with a target bonus percentage of 25%, 50%, 75%, or 100% of base salary, conditioned on (i) for fiscal year 2022, the occurrence of trailing 12-month revenue of the Company of $42 million, $47 million, $52 million, or $57 million, respectively, and, for fiscal year 2023, the occurrence of trailing 12-month revenue of the Company of $45 million, $55 million, $65 million, or $75 million, respectively, or (ii) the discretionary approval of the Company’s Chief Executive Officer, subject to approval by the Compensation Committee. In accordance with the Paradiso Employment Agreement, Mr. Paradiso received a cash bonus consisting of 100% of base salary, or $175,000, due to the occurrence of trailing 12-month revenue of more than $57 million during the fiscal year ended December 31, 2022.

In addition, pursuant to the Paradiso Employment Agreement, on December 6, 2021, Mr. Paradiso was granted a bonus of 65,000 restricted shares and an option to purchase up to 125,000 shares at an exercise price of $4.72 per share. The shares of restricted stock and 65,000 of the shares under the option were subject to vesting in eight equal installments over two years and were subject to a six-month lockup provision. Mr. Paradiso was also required to be granted up to 40,000 bonus shares of common stock and the option was subject to vesting as to an aggregate of 40,000 additional shares of common stock upon the occurrence of trailing 12-month revenue amounts, as follows: (i) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $50 million; (ii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $60 million; (iii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $70 million; and (iv) grant of 10,000 shares and vesting of the stock option as to 10,000 shares any trailing 12-month revenue of $80 million. Mr. Paradiso was also required to be granted up to an aggregate of 22,500 bonus shares of common stock and the stock option was subject to vesting as to an aggregate of 22,500 shares of common stock once certain service conditions were achieved, as follows: (i) grant of 2,500 shares and vesting of the stock option as to 2,500 shares upon successfully executing a company “rhythm” by setting recurring meetings and tasks; (ii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares upon successfully hiring and onboarding three chief officer-level or executive vice president-level leaders; and (iii) grant of 10,000 shares and vesting of the stock option as to 10,000 shares upon successfully creating and putting in motion a business plan and succession plan. On April 14, 2023, the Compensation Committee certified the attainment of the conditions for the grant of 12,500 shares of common stock and the vesting of the stock option as to 12,500 shares of common stock based on trailing 12-month revenue of more than $50 million during the fiscal year ended December 31, 2022 and Mr. Paradiso’s successfully executing a company “rhythm” by setting recurring meetings and tasks. Additionally, under the Paradiso Employment Agreement, if trailing 12-month revenue of the Company of $250 million occurred within three years of Mr. Paradiso’s start of employment, he was required to be granted an additional 100,000 bonus shares of common stock. After the second year of employment, all bonus compensation terms would be subject to review. All equity compensation under the Paradiso Employment Agreement was made under standard forms of award agreements under the Plan.

Mr. Paradiso was eligible to receive certain health care, dental, life insurance, disability, and retirement benefits since the end of his first three months’ employment. Mr. Paradiso was entitled to 25 days of paid time off annually, including vacation and sick days, subject to two weeks’ notice and approval whenever possible.

The Paradiso Employment Agreement did not provide for directors and officers indemnification or insurance to Mr. Paradiso. However, due to Mr. Paradiso’s position as an executive officer, the Company provided indemnification and advancement of expenses to Mr. Paradiso with respect to certain legal proceedings to the fullest extent not prohibited by the NRS or any other applicable law as directed by the Bylaws, subject to the limitations and exceptions provided therein. Likewise, Mr. Paradiso was automatically covered by the Company’s directors and officers insurance policy as an executive officer.

Mr. Paradiso was required to sign a standard nondisclosure and noncompete agreement that will not restrict Mr. Paradiso from working within the print or promotional industry, except for any specific direct competitors that are individually listed in that agreement, but Mr. Paradiso will be required not to solicit any current or existing clients or customers that were obtained prior to Mr. Paradiso’s employment or obtained during his employment unless given prior approval by the Company for the period specified in the noncompete agreement. Due to Mr. Paradiso’s voluntary execution of the equity award agreements described above, however, Mr. Paradiso is subject to their general non-competition provisions as well as their general non-solicitation provisions. Mr. Paradiso is also subject to a standard non-disclosure requirement under the Paradiso Employment Agreement. Mr. Paradiso’s restricted stock award agreement and stock option agreement contain certain non-competition and non-solicitation provisions pursuant to the standard forms of such agreements under the Plan.

The foregoing description of the Paradiso Employment Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.35 to this Annual Report on Form 10-K/A.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Shape	168,651	(1)	155,159	(1)	—		$4.15	11/11/2031	—		$—	—		$—
David Browner	38,667	(2)	19,333	(2)	—		$4.15	11/11/2031	—		$—	—		$—
	—		—		—		$—	—	2,500	(3)	$3,700	—		$—
	7,500	(4)	—		92,500	(4)	$1.72	4/14/2033	—		$—	—		$—
	—		—		—		$—	—	—		$—	30,000	(5)	$44,400
Andrew Stranberg	208,333	(6)	191,667	(6)	—		$4.15	11/11/2031	—		$—	—		$—
Randolph Birney	39,682	(7)	36,508	(7)	—		$4.15	11/11/2031	—		$—	—		$—
Stephen Paradiso	54,688	(8)	—		—		$4.72	12/5/2031	—		$—	—		$—

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

Director Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the directors who are not named executive officers for services rendered in all capacities during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Travis McCourt	$26,000	-	(1)	-	(1)	-	-	-	$26,000

Alan Chippindale	$26,000	-	(1)	-	(1)	-	-		$63,500

Alejandro Tani	$20,000	-	(1)	-	(1)	-	-	-	$20,000

Ashley Marshall	$20,000	-	(1)	-	(1)	-	-	-	$20,000

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

The foregoing description of the independent director agreements is qualified in its entirety by reference to the full text of the forms of such document which are filed as 10.13 to this Annual Report on Form 10-K/A, and which is incorporated herein by reference.

Indemnification Agreements and Directors and Officers Liability Insurance

We have entered into a standard indemnification agreement with each of our officers and directors. The full text of the form of indemnification agreement is filed with this Annual Report on Form 10-K/A as Exhibit 10.14.

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

The following description of the Plan is qualified in its entirety by reference to the full text of the Plan which is filed as Exhibit 10.15 to this Annual Report on Form 10-K/A, and which is incorporated herein by reference.

Summary of Principal Features of the Plan

Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards, each as defined by the Plan. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the common stock on the date of grant. Stock options granted may be either Incentive Stock Options or Non-qualified Stock Option.

Stock Appreciation Rights, or SARs, may be granted alone or in tandem with options, and have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs is normally the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by the administrator.

Restricted Awards are awards of shares of common stock or rights to shares of common stock to participants at no cost. Restricted Stock (as defined by the Plan) represents issued and outstanding shares of common stock which may be subject to vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock Units (as defined by the Plan) represent the right to receive shares of common stock which may be subject to satisfaction of vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock and the rights under Restricted Stock Units are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for Performance Compensation Awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

Principal Features of the Plan

Purposes of the Plan: The purposes of the Plan are (a) to enable the Company and any affiliate company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

Administration of the Plan: The Plan is administered by the Compensation Committee. In this summary, we refer to the Compensation Committee as the administrator. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan are employees (including officers or directors who are also treated as employees); consultants, i.e., individuals engaged to provide consulting or advisory services to the Company; and directors.

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

Exercise of Options. An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock based upon the fair market value of the shares on the date of exercise.

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

Incentive Stock Options and Non-Qualified Stock Options. As described elsewhere in this summary, an Incentive Stock Option is an option that is intended to qualify under certain provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for more favorable tax treatment than applies to Non-qualified Stock Options. Only employees may be granted Incentive Stock Options. Any option that does not qualify as an Incentive Stock Option will be a Non-qualified Stock Option. Under the Code, certain restrictions apply to Incentive Stock Options. For example, the exercise price for Incentive Stock Options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an Incentive Stock Option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no Incentive Stock Options may be granted to a holder that is first exercisable in a single year if that option, together with all Incentive Stock Options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

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

Restricted Stock Awards. A Restricted Stock Award is a grant of shares of common stock. These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted Stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The administrator may remove any vesting or other restrictions from restricted stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of Restricted Stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. A Restricted Stock Unit is a right to receive stock on a future date, at which time the Restricted Stock Unit will be settled and the stock to which it granted rights will be issued to the Restricted Stock Unit holder.  These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Restricted stock units are forfeitable and generally non-transferable until they vest. The administrator may remove any vesting or other restrictions from a Restricted Stock Unit whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. A Restricted Stock Unit holder has no rights as a stockholder. The administrator may exercise discretion to credit a Restricted Stock Unit with cash and stock dividends, with or without interest, and distribute such credited amounts upon settlement of a Restricted Stock Unit, and if the Restricted Stock Unit is forfeited, such dividend equivalents will also be forfeited.

Performance Share Awards and Performance Compensation Awards: The administrator may grant Performance Share Awards and Performance Compensation Awards. A Performance Share Award means the grant of a right to receive a number of actual shares of common stock or share units based upon the performance of the Company during a performance period, as determined by the administrator. The administrator may determine the number of shares subject to the performance share award, the performance period, the conditions to be satisfied to earn an award, and the other terms, conditions and restrictions of the award. No payout of a performance share award will be made except upon written certification by the administrator that the minimum threshold performance goal(s) have been achieved.

The administrator may also designate any of the other awards described above as a Performance Compensation Award (other than stock options and SARs granted with an exercise price equal to or greater than the fair market value per share of common stock on the grant date). In addition, the administrator shall have the authority to make an award of a cash bonus to any participant and designate such award as a Performance Compensation Award. The participant must be employed by the Company on the last day of the performance period to be eligible for payment in respect of a Performance Compensation Award unless otherwise provided in the applicable award agreement. A Performance Compensation Award will be paid only to the extent that the administrator certifies in writing whether and the extent to which the applicable performance goals for the performance period have been achieved and the applicable performance formula determines that the Performance Compensation Award has been earned. A performance formula means, for a performance period, the one or more objective formulas applied against the relevant performance goal to determine, with regard to the Performance Compensation Award of a particular participant, whether all, some portion but less than all, or none of the Performance Compensation Award has been earned for the performance period. The administrator will not have the discretion to grant or provide payment in respect of a Performance Compensation Award for a performance period if the performance goals for such performance period have not been attained.

The administrator will establish performance goals for each Performance Compensation Award based upon the performance criteria that it has selected. The performance criteria shall be based on the attainment of specific levels of performance of the Company and may include the following: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, growth measures and total stockholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) completion of acquisitions or business expansion; (w) achieving research and development goals and milestones; (x) achieving product commercialization goals; and (y) other criteria as may be set by the administrator from time to time.

The administrator will also determine the performance period for the achievement of the performance goals under a Performance Compensation Award. At any time during the first 90 days of a performance period (or such longer or shorter time period as the administrator shall determine) or at any time thereafter, in its sole and absolute discretion, to adjust or modify the calculation of a performance goal for such performance period in order to prevent the dilution or enlargement of the rights of participants based on the following events: (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax laws, accounting principles, or other laws or regulatory rules affecting reported results; (d) any reorganization and restructuring programs; (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 (or any successor or pronouncement thereto) and/or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any other specific unusual or nonrecurring events, or objectively determinable category thereof; (h) foreign exchange gains and losses; and (i) a change in the Company’s fiscal year.

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

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator generally has the power to accelerate the exercise or vesting period of an award. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the award in cash or stock. Except as otherwise determined by the administrator at the date of grant, awards will generally not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, to the extent provided by the terms of an award agreement and subject to the discretion of the administrator, a participant may satisfy any employee withholding tax requirements relating to the exercise or acquisition of common stock under an award by tendering a cash payment authorizing the Company to withhold shares of common stock otherwise issuable to the participant as a result of the exercise or acquisition of common stock under the award (in addition to the Company’s right to withhold from any compensation paid to the participant by the Company). The Board of Directors has the authority, at any time, to discontinue the granting of awards. The Board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment to the Plan will be made, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable securities exchange, or such alteration or amendment would change the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment to an outstanding award made under the Plan that would adversely affect the award may be made without the consent of the holder of such award.

Clawback Policy

On November 2, 2023, our board of directors adopted a Clawback Policy in accordance with applicable Nasdaq rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K/A.

Pursuant to Rule 10D-1(b) of the Exchange Act, Nasdaq Listing Rule 5608, and the Clawback Policy, the Company conducted a recovery analysis of incentive-based compensation received by its executive officers and that was subject to recovery, to ascertain whether any adjustments were required as a result of the error corrections to the Company’s financial results during the year that are described in Note B to the financial statements included in this Annual Report on Form 10-K/A. The recovery analysis concluded that no adjustments to executive compensation were required because the error corrections did not impact any of the measures by which the Company compensated its executives with respect to the compensation received by its executive officers and subject to recovery.

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

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class (%)(3)
Common Stock	Andrew Shape	3,619,381	(4)	19.2
Common Stock	David Browner	58,667	(5)	0.3
Common Stock	Andrew Stranberg	5,416,190.143	(6)	28.7
Common Stock	John Audibert	215,255	(7)	1.2
Common Stock	Sheila Johnshoy	32,500	(8)	0.2
Common Stock	Alan Chippindale	15,892	(9)	*
Common Stock	Travis McCourt	7,892	(10)	*
Common Stock	Alejandro Tani	7,892	(10)	*
Common Stock	Ashley Marshall	8,652	(11)	*
Common Stock	All directors and executive officers (9 persons)	9,382,321.143		48.9%
Common Stock	Randolph Birney(12)	847,619	(13)	4.5
Common Stock	Stephen Paradiso(14)	51,562		0.3

*	The percentage of shares beneficially owned by this person, a director of the Company, does not exceed one percent of the outstanding shares of common stock as of March 28, 2024.

(1)	Unless otherwise specified, the address of each of the persons named in this table is c/o Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 28, 2024, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	Based on 18,607,329 shares of common stock issued and outstanding as of March 28, 2024. For each beneficial owner above, any options exercisable within 60 days of March 28, 2024 have been included in the denominator.

(4)	Consisted of 3,417,000 shares of common stock and 202,381 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024. 3,400,000 of the shares of common stock are pledged as a security interest pursuant to a purchase money promissory note issued to Andrew Stranberg as collateral for Andrew Shape’s repayment obligations under this instrument. Mr. Shape may sell these shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of this instrument is qualified in its entirety by reference to the full text of such instrument which is filed as Exhibit 10.9 to this Annual Report on Form 10-K/A.

(5)	Consisted of (i) 12,500 shares of common stock, (ii) 7,500 shares of common stock issuable upon exercise of an option, and (iii) 38,667 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024.

(6)	Consisted of 5,166,190.143 shares of common stock and 250,000 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024.

(7)	Consisted of (i) 152,422 shares of common stock, (ii) 7,500 shares of common stock issuable upon exercise of an option, and (iii) 35,333 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024.

(8)	Consisted of (i) 15,000 shares of common stock, (ii) 7,500 shares of common stock issuable upon exercise of an option, and (iii) 10,000 shares of common stock issuable upon exercise of an option.

(9)	Consisted of 10,892 shares of common stock and 5,000 shares of common stock issuable upon exercise of an option.

(10)	Consisted of 2,892 shares of common stock and 5,000 shares of common stock issuable upon exercise of an option.

(11)	Consisted of 3,652 shares of common stock and 5,000 shares of common stock issuable upon exercise of an option.

(12)	Effective January 2, 2024, Mr. Birney was no longer an “executive officer” of the Company as such term is defined under Rule 3b-7 of the Exchange Act. Mr. Birney remained an employee of the Company.

(13)	Consisted of 800,000 shares of common stock and 47,619 shares of common stock issuable upon exercise of an option within 60 days of March 28, 2024. 800,000 of the shares of common stock are pledged as a security interest pursuant to a purchase money promissory note issued to Andrew Stranberg as collateral for Randolph Birney’s repayment obligations under this instrument. Mr. Birney may sell these shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note. The foregoing description of this instrument is qualified in its entirety by reference to the full text of such instrument which is filed as Exhibit 10.10 to this Annual Report.

(14)	Stephen Paradiso resigned from his position with the Company effective December 1, 2023.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,958,853	(2)(3)	$4.02	(3)	1,041,147	(4)
Equity compensation plans not approved by security holders	-		-		-
Total	1,958,853	(2)(3)	$4.02	(3)	1,041,147	(4)

(1)	On September 14, 2021, the board of directors and the stockholders of the Company approved the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – Amended and Restated 2021 Equity Incentive Plan”.

(2)	Includes both vested and unvested options to purchase common stock under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2023.

(3)	The amount in column (a) includes the following maximum number of shares of common stock that must be issued under performance share awards if specified targets are met and pursuant to the other terms and conditions of the Plan as of December 31, 2023: (i) up to 35,000 shares to David Browner, Chief Financial Officer; (ii) up to 40,000 shares to John Audibert, Vice President of Growth and Strategic Initiatives; (iii) up to 100,000 shares to Sheila Johnshoy, Chief Operating Officer; and (iv) up to 84,459 shares to Jason Nolley, former Chief Technology Officer, based on the price at which the common stock of the Company was last sold on the Nasdaq Capital Market as of December 31, 2023 ($1.48), which may overstate or understate the actual number of shares to be issued to Mr. Nolley, which must be valued at up to $125,000 in aggregate when issued. The number of shares subject to these awards may overstate expected dilution because the awards reflect the maximum number of shares to be awarded under best-case targets that may be unlikely to be achieved. The weighted-average exercise price in column (b) does not take these awards into account.

(4)	Represents shares available for award grant purposes under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2023.

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

Transactions with Non-Employee Director Affiliates

Transaction with Innovative Genetics (Alejandro Tani)

Alejandro Tani, a member of our board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics. Under a Branded Packaging Agreement between Innovative Genetics and the Company, dated as of March 6, 2023 (the “Innovative Genetics Packaging Agreement”), Innovative Genetics granted the Company a limited, non-exclusive, revocable license to use Innovative Genetics’s logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons. The branded products must meet Innovative Genetics’s quality standards. Innovative Genetics will pay the Company within 90 days after the date of an invoice under the agreement, subject to the Company’s credit policies and procedures and discretionary right to modify payment or credit. Each statement of work under the Innovative Genetics Packaging Agreement must have a personal guaranty stating that Innovative Genetics’s principal will pay any invoices related to that statement of work regardless of financial stability of Innovative Genetics. All products and services provided to Innovative Genetics and any services that Innovative Genetics may provide to the Company in exchange for such products and services under the Innovative Genetics Packaging Agreement will be based on a commercial relationship and any such services will include only non-advisory services. The Innovative Genetics Packaging Agreement does not contemplate any accounting, consulting, legal, investment banking or financial advisory services. The Innovative Genetics Packaging Agreement will terminate upon 90 days’ written notice to the other party.

Under Statement of Work No. 1 under the Innovative Genetics Packaging Agreement, effective as of March 6, 2023 (the “Innovative Genetics SOW”), the Company will provide Innovative Genetics with branded packaging products from various factories located in China, finance the cost to manufacture that packaging, and import/transport those goods into one location in the United States where Innovative Genetics will then co-pack, sell, and distribute the final product itself. The Company will only deliver the packaging to Innovative Genetics and will not touch or be involved in the co-packing, distribution, or any other matter related to the final product, which will include cannabis. The Company will invoice Innovative Genetics upon delivery of each shipment. In connection with the foregoing, the Company will purchase products from various factories, pay them directly, and subsequently charge Innovative Genetics the prices following an outline set forth in the Innovative Genetics SOW. The Innovative Genetics SOW will not require the Company to, and the Company will not, make any payments to Innovative Genetics in connection with this SOW, including any extensions of credit involving any payments to Innovative Genetics. The total amount to be charged to Innovative Genetics under the Innovative Genetics SOW will be $1,159,331, related shipping costs with a 15% markup, and duties, taxes, or tariffs will be charged at cost. The Company will not be a participant in any transaction involving the packaging, sale or distribution of the final product.

In connection with the Innovative Genetics SOW, Mr. Tani executed a Guaranty, dated as of March 6, 2023, in favor of and for the benefit of the Company (the “Tani Guaranty”). Under the Tani Guaranty, Mr. Tani guaranteed the payment of all obligations of Innovative Genetics under the Innovative Genetics Packaging Agreement and Innovative Genetics SOW. The Tani Guaranty contains other standard provisions for a personal guaranty, including standard waivers of defenses to payment obligations, reinstatement in the event that any payment must be returned to Innovative Genetics, non-exercise of subrogation rights against Innovative Genetics or any other guarantor until all payments required under the Innovative Genetics SOW have been made, subordination of any debts against Innovative Genetics to the obligations of Innovative Genetics to the Company under the SOW, and payment of any reasonable expenses of the Company, including attorneys’ fees and legal expenses, which the Company may incur in enforcing its rights under the Innovative Genetics SOW or the Tani Guaranty.

As of December 31, 2023, the balance owed by Innovative Genetics under the Innovative Genetics SOW was $852,668, in addition to related shipping costs with a 30% markup, and duties, taxes, or tariffs at cost. 8% annual interest will accrue on the balance for past due payment status subsequent to December 31, 2023.

As of December 31, 2023, the approximate dollar value of Mr. Tani’s interest in the transaction described above was $852,668. In addition, accrued annual interest of 8% for past due payment status, related shipping costs with a 30% markup, and duties, taxes, or tariffs at cost will be the responsibility of Mr. Tani as guarantor of Innovative Genetics’s payment obligations and a potential debtor to the Company pursuant to the Tani Guaranty. The payments by Innovative Genetics in the current or any of the past three fiscal years do not exceed 5% of our consolidated gross revenues for that year, or $200,000, whichever is more.

Transactions with Engage and Excel (Alan Chippindale)

Alan Chippindale, a member of our board of directors, the chairman of the Compensation Committee, and a member of the Company’s Nominating and Corporate Governance Committee, is the President of Engage & Excel. We and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020 (the “Buyer’s Agreement”). Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with our acquisition of the Wildman Imprint assets. We agreed to pay Engage & Excel a fee of $20,000 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. We paid Engage & Excel $9,954 as the first annual fee in November 2021 and $12,836 in December 2022 under the Buyer’s Agreement. Separately from the Buyer’s Agreement, in 2023, we paid Engage & Excel $17,500 for recruiting fees and $20,000 for consulting fees relating to the T R Miller assets acquisition. We also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. In September 2022, we paid Engage & Excel a one-time fee of $15,000 for providing certain merger and acquisition consulting services in connection with our acquisition of Trend Brand Solutions. In addition, we paid Engage & Excel a total of $13,750 in 2022 related to other recruitment consulting services. The fees paid or that we have agreed to pay to Engage & Excel for consulting services to date have totaled less than $200,000. The Board of Directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

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

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors consists of six directors, four of whom have been determined by our board of directors to be “independent directors” within the meaning of Nasdaq Listing Rule 5605(a)(2). For a discussion of certain considerations relating to transactions with Alan Chippindale, see “—Transactions with Related Persons – Transactions with Non-Employee Director”, which is incorporated by reference herein. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see Item 11 “Executive Compensation – Director Compensation”, which is incorporated by reference herein.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by Marcum LLP as the Company’s accountant for the indicated services for each of the last two fiscal years were as follows:

	Year Ended December 31,
	2023	2022
Audit fees	$225,000	$115,000
Audit-related fees	38,500	—
Tax fees	—	—
All other fees	—	—
Total	$263,500	$115,000

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s prior principal accountant for the audit of the financial statements included in our Annual Report on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed in each of the last two fiscal years for assurance and related services performed by the Company’s prior principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. During the fiscal year ended December 31, 2023, audit-related services consisted of an audit of the financial statements of T R Miller, related to the Company’s acquisition of the assets of T R Miller, which closed in June 2023.

Tax Fees

Tax fees consist of aggregate fees billed in each of the last two fiscal years for professional services performed by the Company’s prior principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our prior principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s prior principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our prior principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2023 and 2022 by the Company’s prior principal accountant with respect to these years, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by the prior principal accountant with respect to these years were consistent with the maintenance of the prior principal accountant’s independence in the conduct of its auditing functions.

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

The percentage of hours expended on the Company’s prior principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the prior principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 00688)
Balance Sheets as of December 31, 2023 and 2022 (Restated)
Statements of Operations for the Years Ended December 31, 2023 and 2022 (Restated)
Statements of Comprehensive Loss for the Years Ended December 31, 2023 and 2022 (Restated)
Statement of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022 (Restated)
Statements of Cash Flows for the Years Ended December 31, 2023 and 2022 (Restated)
Notes to the Restated Financial Statements

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 26, 2022)
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of January 31, 2022, by and among Stran & Company, Inc., G.A.P. Promotions, LLC, and Gayle Piraino and Stephen Piraino (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 1, 2022)
2.3	Asset Purchase Agreement, dated as of July 13, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 19, 2022)
2.4	Amendment No. 1 to Asset Purchase Agreement, dated as of August 31, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 7, 2022)
2.5	Asset Purchase Agreement, dated as of January 25, 2023, by and among Stran & Company, Inc., T R Miller Co., Inc. and Thomas R. Miller (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2023)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
4.1	Description of Securities of Stran & Company, Inc. (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 28, 2024)
10.1	Asset Purchase Agreement between Wildman Business Group, LLC and Stran & Company, Inc., dated as of August 24, 2020 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on October 7, 2021)
10.2	Buyer’s Agreement between Engage & Excel Enterprises Inc. and Stran & Company, Inc., dated as of June 25, 2020 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on October 7, 2021)
10.3	Lease Agreement between Campanelli-Trigate Heritage Quincy, LLC and Stran & Company, Inc., dated as of December 26, 2014 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on October 7, 2021)
10.4	First Amendment to Lease Agreement among GCP H2 LLC, GCP H2 A LLC, GCP H2 B LLC, GCP H2 C LLC and Stran & Company, Inc., dated as of May 31, 2019 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on October 7, 2021)
10.5†	Employment Agreement between Stran & Company, Inc. and Andrew Shape, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on October 7, 2021)
10.6†	Employment Agreement between Stran & Company, Inc. and Andrew Stranberg, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on October 7, 2021)
10.7†	Employment Agreement between Stran & Company, Inc. and Randolph Birney, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on October 7, 2021)
10.8†	Employment Agreement between Stran & Company, Inc. and Christopher Rollins, dated as of September 7, 2021 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on October 7, 2021)
10.9	Purchase Money Promissory Note between Andrew Shape and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on October 7, 2021)

10.10	Purchase Money Promissory Note between Randolph Birney and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on October 7, 2021)
10.11	Stock Purchase Agreement between Andrew Shape and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 filed on October 7, 2021)
10.12	Stock Purchase Agreement between Randolph Birney and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 filed on October 7, 2021)
10.13†	Form of Independent Director Agreement between Stran & Company, Inc. and each non-employee director (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on October 7, 2021)
10.14	Form of Indemnification Agreement between Stran & Company, Inc. and each officer or director (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 28, 2024)
10.15†	Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on October 7, 2021)
10.16†	Form of Stock Option Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on October 7, 2021)
10.17†	Form of Restricted Stock Award Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1 filed on October 7, 2021)
10.18	Warrant Agency Agreement, dated November 8, 2021, between Stran & Company, Inc. and Vstock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2021)
10.19	Revolving Demand Line of Credit Loan Agreement, dated November 22, 2021, by and between Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2021)
10.20	Revolving Demand Line of Credit Note, dated November 22, 2021, by Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2021)
10.21	Security Agreement, dated November 22, 2021, by and between Stran & Company, Inc. in favor of Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 26, 2021)
10.22	Warehouseman’s Waiver, dated November 4, 2021 and executed November 22, 2021, by and among Harte Hanks Response Management/ Boston, Inc., Stran & Company, Inc. and Salem Five Cents Savings Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 26, 2021)
10.23	Underwriting Agreement, dated November 8, 2021, by and between Stran & Company, Inc. and EF Hutton, division of Benchmark Investments, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 12, 2021)
10.24	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.25	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and David W. Boral (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.26	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Joseph T. Rallo (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.27	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and U.S. Tiger Securities, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 7, 2021)
10.28†	Consulting Agreement between Stran & Company, Inc., Josselin Capital Advisors, Inc. and John Audibert, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on December 7, 2021)

10.29	Form of Securities Purchase Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2021)
10.30	Placement Agency Agreement dated December 8, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2021)
10.31	Form of Registration Rights Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 13, 2021)
10.32	Form of Private Placement Common Stock Purchase Warrant, dated December 10, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 13, 2021)
10.33	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 13, 2021)
10.34†	Employment Offer Letter, dated March 11, 2022, by and between Stran & Company, Inc. and Sheila Johnshoy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2022)
10.35†	Employment Offer Letter, dated December 6, 2021, by and between Stran & Company, Inc. and Stephen Paradiso (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 28, 2022)
10.36†	Employment Offer Letter, dated November 19, 2021, by and between Stran & Company, Inc. and Jason Nolley (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 28, 2022)
10.37	Land and Building Lease Agreement, dated May 31, 2023, between Miller Family Walpole LLC and Stran & Company, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2023)
10.38†	Employment Agreement, dated as of April 14, 2023, by and between Stran & Company, Inc. and David Browner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2023)
10.39†	Amended and Restated Consulting Agreement, dated as of April 14, 2023, by and between Stran & Company, Inc., John Audibert and Josselin Capital Advisors, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 20, 2023)
10.40†	Employment Agreement between Stran & Company, Inc. and David Leuci, dated August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 6, 2023)
10.41†	Employment Agreement between Stran & Company, Inc. and Ian Wall, dated December 11, 2023 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on March 28, 2024)
10.42	Commercial Loan Modification Agreement, dated as of February 12, 2024, between Salem Five Cents Savings Bank and Stran & Company, Inc. (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed on March 28, 2024)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on October 7, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Stran & Company, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 28, 2024)
99.1	Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on March 28, 2024)
101.PRE*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.SCH*	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*	XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Stran & Company Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stran & Company Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Financial Statements

As discussed in Note B to the financial statements, the Company has restated its financial statements as of and for the years ended December 31, 2023 and 2022 to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2024.

Marlton, New Jersey

January 22, 2025

STRAN & COMPANY, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,059	$15,254
Investments	10,393	9,779
Accounts receivable, net	16,223	13,750
Accounts receivable – related parties	853	—
Inventory	4,782	5,927
Prepaid corporate taxes	62	87
Prepaid expenses	953	387
Deposits	1,717	910
Total current assets	43,042	46,094

Property and equipment, net	1,521	1,000

OTHER ASSETS:
Intangible assets, net	3,114	2,238
Goodwill	—	90
Other assets	23	23
Right of use asset - office leases	1,336	785
Total other assets	4,473	3,136
Total assets	$49,036	$50,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,745	$4,049
Accrued payroll and related	2,568	610
Unearned revenue	1,116	633
Rewards program liability	875	6,000
Sales tax payable	344	365
Current portion of contingent earn-out liabilities	224	738
Current portion of installment payment liabilities	786	267
Current portion of lease liability	528	325
Note payable - Wildman	—	162
Total current liabilities	11,186	13,149

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	763	488
Long-term installment payment liabilities	639	414
Long-term lease liability	798	460
Total long-term liabilities	2,200	1,362
Total liabilities	$13,386	$14,511

Commitments and contingencies (Note M)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,539,000 and 18,475,336 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	38,263	38,113
Accumulated deficit	(2,602)	(2,217)
Accumulated other comprehensive loss	(13)	(179)
Total stockholders’ equity	35,650	35,719
Total liabilities and stockholders’ equity	$49,036	$50,230

The accompanying notes are an integral part of these restated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except share and per share amounts)

	2023	2022
	(Restated)	(Restated)
SALES
Sales	$75,147	$57,878
Sales – related parties	853	—
Total sales	76,000	57,878

COST OF SALES:
Cost of sales	50,492	42,493
Cost of sales - related parties	656	—
Total cost of sales	51,148	42,493

GROSS PROFIT	24,852	15,385

OPERATING EXPENSES:
General and administrative expenses	25,310	17,789
Goodwill impairment	810	1,182
Total operating expenses	26,120	18,971

LOSS FROM OPERATIONS	(1,268)	(3,586)

OTHER INCOME AND (LOSS):
Other income	186	34
Interest income	570	95
Change in fair value of contingent earn-out liability	65	180
Realized gain (loss) on investments	103	(1)
Total other income	924	308

LOSS BEFORE INCOME TAXES	(344)	(3,278)

Provision for income taxes	41	222

NET LOSS	$(385)	$(3,500)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.18)
Diluted	$(0.02)	$(0.18)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,519,892	19,202,594
Diluted	18,519,892	19,202,594

The accompanying notes are an integral part of these restated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)

	2023	2022
	(Restated)	(Restated)
Net loss	$(385)	$(3,500)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments (net of tax)	167	(179)
Total other comprehensive income (loss)	167	(179)

Comprehensive loss	$(218)	$(3,679)

The accompanying notes are an integral part of these restated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Deficit)	Equity
Balance, January 1, 2022 (Restated)	—	$—	19,753,852	$2	$39,748	$—	$1,283	$41,033
IPO Warrants exercised	—	—	271,589	—	1,307	—	—	1,307
Business acquisitions	—	—	74,577	—	58	—	—	58
Stock-based compensation	—	—	152,975	—	331	—	—	331
Stock repurchased and retired	—	—	(1,777,657)	—	(3,331)	—	—	(3,331)
Other comprehensive loss	—		—	—	—	(179)	—	(179)
Net loss	—	—	—	—	—	—	(3,500)	(3,500)
Balance, December 31, 2022 (Restated)	—	$—	18,475,336	$2	$38,113	$(179)	$(2,217)	$35,719
Stock-based compensation	—	—	101,173	—	200	—	—	200
Stock repurchased and retired	—	—	(37,509)	—	(50)	—	—	(50)
Other comprehensive income	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(385)	(385)
Balance, December 31, 2023 (Restated)	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650

The accompanying notes are an integral part of these restated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)

	2023	2022
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(385)	$(3,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to deferred income taxes	—	217
Depreciation and amortization	772	420
Adjustment to reconcile operating lease expense to cash paid	8	—
Change in allowance for credit losses	(174)	36
Change in fair value of contingent earn-out liability	(65)	(180)
Gain on extinguishment of debt	(162)	—
Goodwill impairment	810	1,182
Noncash interest accretion	11	—
Stock-based compensation	200	331
Unrealized gain (loss) on investments	167	(179)
Changes in operating assets and liabilities:
Accounts receivable	(677)	(3,007)
Accounts receivable – related parties	(853)	—
Inventory	2,027	(945)
Prepaid taxes	25	—
Prepaid expenses	(561)	865
Deposits	(807)	(611)
Accounts payable and accrued expenses	104	(1,901)
Accrued payroll and related	1,958	(227)
Unearned revenue	198	(715)
Rewards program liability	(5,125)	5,956
Sales tax payable	(21)	258
Net cash used in operating activities	(2,550)	(2,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(2,123)	(1,875)
Purchases of property and equipment	(999)	(626)
Proceeds from sale of investments	4,231	200
Purchase of investments	(4,845)	(9,979)
Net cash used in investing activities	(3,736)	(12,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(641)	(669)
Payment of installment payment liabilities	(218)	—
Payment for stock repurchase	(50)	(3,331)
Proceeds from warrants exercised	—	1,307
Net cash used in financing activities	(909)	(2,693)

NET DECREASE IN CASH	(7,195)	(16,973)

CASH - BEGINNING	15,254	32,227
CASH - ENDING	8,059	15,254

The accompanying notes are an integral part of these restated financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(CONTINUED)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2023	2022
Cash paid during the period for:	(Restated)	(Restated)
Interest	$—	$4
Income taxes	$—	$76

Noncash investing and financing activities:
Assets acquired in GAP business acquisition	$—	$2,834
Liabilities assumed in GAP business acquisition	$—	$1,323
Assets acquired in Trend business acquisition	$—	$1,154
Liabilities assumed in Trend business acquisition	$—	$1,104
Fair value of common stock issued for Trend business acquisition	$—	$48
Assets acquired in Premier business acquisition	$—	$848
Liabilities assumed in Premier business acquisition	$—	$398
Fair value of common stock issued for Premier business acquisition	$—	$10
Assets acquired in TR Miller business acquisition	$5,236	$—
Liabilities assumed in TR Miller business acquisition	$3,113	$—
Lease liabilities arising from obtaining right-of-use assets	$1,034	$—

The accompanying notes are an integral part of these restated financial statements.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

5.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

6.	Fair Value Measurements and Fair Value of Financial Instruments - The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and note payable - Wildman are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

7.	Investments - The Company’s investments consist of U.S. treasury bills, corporate bonds, mutual funds, and money market funds. Investments are classified as available-for-sale, recorded at fair value and considered current on the balance sheet.

8.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

During the years ended December 31, 2023 and 2022, the Company maintained deposits in three banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

For the year ended December 31, 2023, the Company had one major customer to which sales accounted for approximately 14.4% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 0.8% of the total accounts receivable balance.

For the year ended December 31, 2022, the Company had no major customers.

9.	Inventory – Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or net realizable value.

10.	Property and Equipment, Net - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

11.	Goodwill and Intangible Assets - Goodwill represents the excess purchase price of the acquired companies over the fair value of identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment. The Company reviews goodwill for possible impairment annually on October 1 every year or whenever events or circumstances indicate that the carrying amount may not be recoverable.

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. Impairment testing is conducted at the reporting unit level. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Under ASC 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting unit using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value, and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. The single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

12.	Revenue Recognition - The Company accounts for revenue under ASC 606, Revenue for Contract with Customers (“ASC 606”). Revenue is generated through various types of transactions, including promotional product sales, administering a customer’s rewards program, facilitating redemption code programs, and additional contract add-ons to enhance customer experience. The Company follows the five step model of revenue recognition:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to the performance obligations within the contract; and

v.	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s contract assessment and approval varies based on whether the customer requests a one time sale or a long-term contract. Customers with long-term contracts require signed Master Sales Agreements, while one time sales contracts may be approved via email, electronic signature, or verbally. Once the contract is identified and approved, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The Company identifies each piece of promotional product as an individual performance obligation based on the following fact pattern. Customers can benefit from each item of promotional product produced on its own. Each piece of promotional product does not significantly modify or customize other promotional products and are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate shipments to meet Customer demands. As such, each piece of promotional product is considered a separate and distinct performance obligation.

The transaction price for the majority of the Company’s sales can be clearly identified in a significant majority of the contracts due to an observable selling price. The transaction price is then allocated to the performance obligation(s), i.e. promotional product. The agreements include clearly identified prices.

The Company recognizes revenue when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Stran evaluates transfer of control primarily from the customer’s perspective. Considering the transaction from the customer’s perspective reduces the risk that revenue is recognized for activities that do not transfer control of a good or service to the customer. Management determines, at contract inception, whether control of a good or service transfers to a customer over time or at a point in time. The assessment of whether control transfers over time or at a point in time is critical to the timing of revenue recognition. Revenue is recognized over time if any of the following three criteria are met:

i.	the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs; or

ii.	the entity’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced; or

iii.	the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date.

13.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable as of December 31, 2023 and 2022 includes allowance for credit losses of $317 and $264, respectively.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Trade accounts receivable	$17,393	$14,014
Less: allowance for credit losses on accounts receivable	(317)	(264)
Total accounts receivable, net	$17,076	$13,750

The Company evaluates our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and the financial condition of our customers. The Company also considers the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note R, “Credit Losses,” to our financial statements included in this report for more information.

14.	Freight - The Company includes freight charges as a component of cost of goods sold.

15.	Leases - The Company’s lease arrangements relate primarily to office space. The Company’s leases may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset.

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities.

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. The Company uses an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since the Company’s leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that the Company will exercise that option. The Company recognizes lease expense on a straight-line basis over the lease term.

The Company has lease agreements which contain both lease and non-lease components, which it has not elected to account for as a single lease component. As such, minimum lease payments exclude fixed payments for non-lease components within a lease agreement, in addition to excluding variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period.

16.	Segments - The Company operates as one operating segment with a focus on providing outsourced marketing solutions that also sells branded products to customers. The CEO, as the Company’s chief operating decision maker, manages and allocates resources to the operations of our Company on an aggregated basis. This enables the CEO to assess the Company’s overall level of available resources and determine how best to deploy these resources across functions, product and service lines, and strategic opportunities in line with our long-term Company-wide strategic goals.

17.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of December 31, 2023 and 2022, the Company determined it had an uncertain tax position of $2,448 and $2,185. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company recorded a nominal amount of interest expense which is included as part of income tax expense.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

18.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance for 2023 and 2022.

19.	Earnings/ Loss per Share - Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

20.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with FASB ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

21.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

22.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

23.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure of certain assets, liabilities and expenses. The most significant estimates in the Company’s financial statements relate to the allowance for credit losses, the fair value of assets and liabilities assumed in acquisitions, goodwill, the fair value of the contingent earnout liability, and the fair value of stock options and warrants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

24.	Derivative Financial Instruments - The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

25.	Contingent Earn-Out Liabilities - The Company measures its contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Black-Scholes-Merton Call Option Formula was utilized to determine the fair value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are (i) the operating income projections (projected gross profit amounts within the risk-neutral framework) over the earn-out period (generally three or five years), (ii) the strike price, and (iii) volatility. Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligations. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in the consolidated statements of cash flows.

26.	Reclassifications - Certain reclassifications have been made to the Company’s previously issued Statements of Operations whereby amounts relating to (i) cost of sales, previously reflected as multiple components, have been aggregated and reclassified as a single line item, cost of sales, and (ii) change in fair value of the earn-out liability, previously reflected in other income in the other income (expense) section, have been reclassified to change in fair value of contingent earn-out liability. Additionally, certain reclassifications have been made to the Company’s previously issued Statements of Cash Flows whereby amounts relating to the payment of contingent earn-out and installment payments, previously aggregated and reflected as a single line item in the cash flows from financing activities, have been shown gross and shown as separate line items, payment of contingent earn-out liabilities and payment of installment payment liabilities. These reclassifications had no impact on previously reported net income, cash flows, or shareholders’ equity.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

27.	Recent Accounting Pronouncements - Management has reviewed the following recent accounting pronouncements:

2023-07 – Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, which amends the guidance on segment reporting. This update enhances the disclosure requirements for reportable segments, primarily by requiring more detailed information about significant segment expenses. The amendments also clarify the circumstances under which an entity can disclose multiple measures of segment profit or loss and provide new segment disclosure requirements for entities with a single reportable segment.

The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements.

The Company is currently evaluating the timing and impacts of adoption of this ASU, and expects to adopt ASU 2023-07 effective for the fiscal year 2024 as required under the standard.

2023-09 – Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, which amends the guidance on income tax disclosures. This update aims to improve the transparency and usefulness of income tax disclosures by requiring entities to provide more detailed information about the nature and effects of income tax uncertainties, the components of income tax expense, and the effective tax rate reconciliation. Additionally, the ASU mandates enhanced disclosures about deferred tax assets and liabilities, including the valuation allowance and the impact of tax law changes.

The Company is currently evaluating the timing and impacts of adoption of this ASU.

2024-01 – Compensation – Stock Compensation (Topic 718)

In March 2024, the FASB issued ASU 2024-01, which clarifies the accounting for profits interest awards. This update provides guidance on determining whether a profits interest or similar award falls within the scope of ASC 718 (Compensation—Stock Compensation) or other guidance. The ASU aims to ensure consistency and transparency in the accounting for these awards by providing clearer criteria and illustrative examples.

The Company is currently evaluating the timing and impacts of adoption of this ASU.

2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s Statement of Operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

28.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through January 22, 2025, the date on which the financial statements were filed.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

B.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company has identified certain accounting errors relating to compliance with U.S. GAAP in connection with the Company’s accounting of certain assets and liabilities as well as acquisition accounting. As a result of the re-audit, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements and the notes thereto as of and for the fiscal years ended December 31, 2023 and 2022 require restatement and should not be relied upon.

The following include descriptions of the significant adjustments to the Company’s previously reported 2023 and 2022 financial statements.

1. Business Acquisitions

The Company incorrectly accounted for the Wildman, GAP, Trend, Premier and T.R. Miller acquisitions (“Acquisitions”) as asset acquisitions that would properly be accounted for as business combinations in accordance with ASC Topic 805, Business Combinations.

The Company improperly determined the fair value of certain assets acquired and liabilities assumed and the fair value of contingent earn-out payments, which was part of the total consideration, in accordance with ASC Topic 820, Fair Value Measurement.

As a part of the restatement process, the Company performed a separate assessment of each acquisition in accordance with the relevant guidance of ASC Topic 805, Business Combinations, and completed a purchase price allocation analysis, including the proper calculation of the fair value of the certain assets acquired and liabilities assumed and the fair value of contingent earn-out payments.

To correct the error, the Company adjusted the final purchase price accounting for inventory, identifiable intangibles, goodwill and contingent earn-out liabilities, including associated mark-to-market adjustments subsequent to the acquisition dates.

2. Goodwill Impairment

As a result of the incorrect accounting treatment of the Acquisitions, the Company omitted the recognition of goodwill and failed to perform an annual goodwill impairment analysis as of October 1, 2023 and 2022.

As a part of the restatement process, the Company performed quantitative goodwill impairment testing in accordance with ASC 350, Intangibles - Goodwill and Other as of October 1, 2023 and October 1, 2022. The Company determined that the carrying value of its reporting unit was in excess of its fair value.

To correct the error, the Company recorded a non-cash goodwill impairment charge during the fourth quarter of fiscal years 2023 and 2022.

3. Income Taxes

The Company improperly calculated deferred tax asset and liability balances. The Company also established several improper methods of accounting for income taxes with respect to the Acquisitions, bad debt reserve, capitalized research, and inventory capitalization as well as other book to tax adjustments that needed to be corrected such as charitable contributions and stock option expense.

As a part of the restatement process, the Company calculated the correct tax adjustments for the 2021 through 2023 tax years and the impact to the income tax provision and deferred tax asset/(liability) balances.

To correct the error, the Company recorded journal entries to correct end of the year deferred tax asset/(liability) balances. With respect to improper methods of tax accounting, the Company recorded an uncertain tax position (“FIN 48”) reserve for each of these items and will correct the improper methods of tax accounting by filing an automatic method change in its 2024 U.S. federal income tax return, which will be filed in 2025. The Company generated tax losses in 2021 and 2022, these losses were able to offset the effects of the improper methods for both 2021 and 2022. In addition, the Company plans to amend its 2023 U.S. federal income tax return, which will include a statement explaining additional adjustments such as charitable contributions and stock option expense to its 2021 and 2022 net operating loss carryforward balances. All tax entries have been booked as of December 31, 2023, and 2022, to reflect the correct income tax provision and deferred tax asset/(liability) balances. The Company recorded a valuation allowance as well in 2022 as the Company was in a cumulative deficit at that time.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

4. Related Party Presentation

Certain amounts relating to the accounts receivable from related parties, sales to related parties, and cost of sales to related parties, previously reflected in Accounts Receivable, Net, Sales, and Cost of Sales on the Company’s Balance Sheet and Statement of Earnings, have been reclassified to Accounts receivable – related parties, Sales – related parties, and Cost of sales – related parties. These reclassifications had no impact on the previously reported net earnings, cash flows or shareholders’ equity.

5. Accounts Receivable and Unearned Revenue Adjustment

The Company incorrectly recorded certain amounts in Accounts Receivable for products that were shipped but not billed as of December 31, 2023, rather than reducing Unearned Revenue for the customer deposit that was received prior to December 31, 2023.

As a part of the restatement process, the Company performed reconciliations of unbilled receivables and unearned revenue and adjusted overstated Accounts Receivable and Unearned Revenue balances.

6. Sales Adjustment

The Company incorrectly recognized Sales relating to freight charges for certain orders.

As a part of the restatement process, the Company conducted a thorough analysis of sales including freight charges. Multiple reviews were carried out to ensure all potential errors were addressed.

To correct the error, the Company adjusted overstated freight revenue and corresponding freight expenses for the year ended December 31, 2023.

7. Inventory Adjustment

The Company failed to perform a proper full physical inventory count.

As a part of the restatement process, the Company performed physical inventory count and corresponding rollback analysis. The Company identified discrepancies between recorded and actual inventory levels.

To correct the error, the Company adjusted its inventory records and reduced its reported inventory value as of December 31, 2023, to accurately reflect the findings.

8. Subsequent Measurement of Available-for-Sale Securities

The Company incorrectly recorded unrealized holding gains and losses for available-for-sale securities that should be excluded from earnings and reported in other comprehensive income (loss).

As a part of the restatement process, the Company performed a separate analysis related to subsequent measurement of available-for-sale securities in accordance with the relevant guidance of ASC Topic 320, Investments – Debt Securities.

To correct the error, the Company adjusted realized gain (loss) on investment and corresponding other comprehensive income (loss) for the years ended December 31, 2023 and 2022.

9. Unearned Revenue and Sales Adjustment

The Company failed to recognize certain amounts as Sales for the products that were included in Unearned Revenue but shipped as of December 31, 2023. In addition, the Company did not reduce the inventory balance for the products that were shipped as of December 31, 2023.

As a part of the restatement process, the Company performed reconciliations of unearned revenue and adjusted overstated Unearned Revenue and Inventory balances for the products that were shipped as of December 31, 2023.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

*	Represents revision for immaterial error correction.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates indicated:

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$7,989	$70	8,059	*
Investments	10,464	(71)	10,393	*
Accounts receivable, net	20,466	(4,243)	16,223	4,5
Accounts receivable – related parties	—	853	853	4
Deferred income taxes	841	(841)	—	3
Inventory	6,639	(1,857)	4,782	7,9
Prepaid corporate taxes	17	45	62	3
Total current assets	49,086	(6,044)	43,042

Intangible assets, net	9,659	(6,545)	3,114	1
Goodwill	—	—	—	1,2
Other assets	—	23	23	1
Total other assets	10,995	(6,522)	4,473
Total assets	$61,602	$(12,566)	$49,036

Accounts payable and accrued expenses	$4,316	$429	$4,745	3
Accrued payroll and related	2,563	5	2,568	*
Unearned revenue	5,171	(4,055)	1,116	5,9
Current portion of contingent earn-out liabilities	2,870	(2,646)	224	1
Current portion of installment payment liabilities	—	786	786	1
Total current liabilities	16,667	(5,481)	11,186

Long-term contingent earn-out liabilities	4,587	(3,824)	763	1
Long-term installment payment liabilities	—	639	639	1
Total long-term liabilities	5,385	(3,185)	2,200

Additional paid-in capital	38,429	(166)	38,263	1
Accumulated deficit	1,119	(3,721)	(2,602)	1,2,3,6,7,*
Accumulated other comprehensive loss	—	(13)	(13)	8
Total stockholders’ equity	39,550	(3,900)	35,650
Total liabilities and stockholders’ equity	$61,602	$(12,566)	$49,036

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Balance Sheet as of December 31, 2022	As Reported	Adjustment	As Restated	Reference
Accounts receivable, net	14,443	(693)	13,750	5
Deferred income taxes	841	(841)	—	3
Inventory	6,868	(941)	5,927	7
Total current assets	48,569	(2,475)	46,094	3,5,7

Intangible assets, net	6,272	(4,034)	2,238	1
Goodwill	—	90	90	1,2
Other assets	—	23	23	1
Total other assets	7,057	(3,921)	3,136	1,2
Total assets	$56,626	$(6,396)	$50,230	1,2,3,5,7

Accounts payable and accrued expenses	$4,051	$(2)	$4,049	*
Accrued payroll and related	609	1	610	*
Current portion of contingent earn-out liabilities	1,810	(1,072)	738	1
Current portion of installment payment liabilities	—	267	267	1
Total current liabilities	13,955	(806)	13,149	1,*

Long-term contingent earn-out liabilities	2,846	(2,358)	488	1
Long-term installment payment liabilities	—	414	414	1
Total long-term liabilities	3,306	(1,944)	1,362	1

Additional paid-in capital	38,279	(166)	38,113	1
Accumulated deficit	1,084	(3,301)	(2,217)	1,2,3,6,7,*
Accumulated other comprehensive loss	—	(179)	(179)	8
Total stockholders’ equity	39,365	(3,646)	35,719	1,2,3,6,7,8,*
Total liabilities and stockholders’ equity	$56,626	$(6,396)	$50,230	1,2,3,6,7,8,*

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Statement of Operations for the Year Ended December 31, 2023	As Reported	Adjustment	As Restated	Reference
Sales	$75,894	$(747)	$75,147	4,6,9
Sales – related parties	—	853	853	4
Total sales	75,894	106	76,000	4,6,9

Cost of sales	51,012	(520)	50,492	4,6,9
Cost of sales - related parties	—	656	656	4
Total cost of sales	51,012	136	51,148	4,6,9

GROSS PROFIT	24,882	(30)	24,852	4,6,9

General and administrative expenses	26,030	(720)	25,310	1,*
Goodwill impairment	—	810	810	2
Total operating expenses	26,030	90	26,120	1,2,*

LOSS FROM OPERATIONS	(1,148)	(120)	(1,268)	1,2,4,6,9,*

Other income	375	(189)	186	1
Change in fair value of contingent earn-out liability	—	65	65	1
Realized gain (loss) on investments	270	(167)	103	8
Total other income	1,215	(291)	924	1,8

EARNING (LOSS) BEFORE INCOME TAXES	67	(411)	(344)	1,2,4,6,8,9,*

Provision for income taxes	31	10	41	3

NET EARNINGS (LOSS)	35	(420)	(385)	1,2,3,4,6,8,9,*

NET LOSS PER COMMON SHARE
Basic	$0.00	$(0.02)	$(0.02)	1,2,3,4,6,8,9,*
Diluted	$0.00	$(0.02)	$(0.02)	1,2,3,4,6,8,9,*

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,519,615	277	18,519,892	*
Diluted	29,453,206	(10,933,314)	18,519,892	1,2,3,4,6,8,9,*

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Statement of Operations for the Year Ended December 31, 2022	As Reported	Adjustment	As Restated	Reference
Sales	$58,953	$(1,075)	$57,878	6
Total sales	58,953	(1,075)	57,878	6

Cost of sales	42,384	109	42,493	6
Total cost of sales	42,384	109	42,493	6

GROSS PROFIT	16,569	(1,184)	15,385	6

General and administrative expenses	18,075	(286)	17,789	1,*
Goodwill impairment	—	1,182	1,182	2
Total operating expenses	18,075	896	18,971	1,2,*

LOSS FROM OPERATIONS	(1,506)	(2,080)	(3,586)	1,2,6,*

Other income	113	(79)	34	1
Change in fair value of contingent earn-out liability	—	180	180	1
Realized gain (loss) on investments	(179)	178	(1)	8
Total other income	29	279	308	1,8

LOSS BEFORE INCOME TAXES	(1,477)	(1,801)	(3,278)	1,2,6,8,*

Provision for income taxes	(699)	921	222	3

NET LOSS	(778)	(2,722)	(3,500)	1,2,3,6,8,*

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.14)	$(0.18)	1,2,3,6,8,*
Diluted	$(0.04)	$(0.14)	$(0.18)	1,2,3,6,8,*

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	19,202,619	(25)	19,202,594	*
Diluted	19,202,619	(25)	19,202,594	*

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Statement of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Stock-holders’
	Shares	Value	Capital	Loss	Deficit)	Equity
Balance, December 31, 2023 (As Reported)	18,534,073	$2	$38,429	$—	$1,119	$39,550
Adjustments	4,927	—	(166)	(13)	(3,721)	(3,900)
Balance, December 31, 2023 (As Restated)	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650

Balance, December 31, 2022 (As Reported)	18,475,521	2	38,279	—	1,084	39,365
Adjustments	(185)	—	(166)	(179)	(3,301)	(3,646)
Balance, December 31, 2022 (As Restated)	18,475,336	$2	$38,113	$(179)	$(2,217)	$35,719

Statement of Cash Flows for the Year Ended December 31, 2023	As Reported	Adjustment	As Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$35	$(420)	$(385)	1,2,3,4,6,8,9
Depreciation and amortization	1,506	(734)	772	1,7
Adjustment to reconcile operating lease expense to cash paid	(11)	19	8	*
Change in allowance for credit losses	—	(174)	(174)	5,*
Change in fair value of contingent earn-out liability	—	(65)	(65)	1
Intangible asset impairment, net	(178)	178	—	1
Goodwill impairment	—	810	810	1,2
Noncash interest accretion	—	11	11	1
Unrealized gain (loss) on investments	(270)	437	167	8
Accounts receivable	(6,023)	5,346	(677)	4,5
Accounts receivable – related parties	—	(853)	(853)	4
Inventory	228	1,799	2,027	7
Prepaid taxes	71	(46)	25	3
Prepaid expenses	(566)	5	(561)	*
Accounts payable and accrued expenses	265	(161)	104	*
Accrued payroll and related	1,955	3	1,958	*
Unearned revenue	4,538	(4,340)	198	5
Net cash used in operating activities	(4,365)	1,815	(2,550)	1,2,3,4,5,6,7,8,9,*

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(660)	(1,463)	(2,123)	1
Proceeds from sale of investments	—	4,231	4,231	8
Purchase of investments	(415)	(4,430)	(4,845)	8
Net cash used in investing activities	(2,074)	(1,662)	(3,736)	1,8

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(775)	134	(641)	1
Payment of installment payment liabilities	—	(218)	(218)	1
Net cash used in financing activities	(825)	(84)	(909)	1

NET DECREASE IN CASH	(7,264)	69	(7,195)	1,2,3,4,5,6,7,8,9,*

CASH - ENDING	$7,990	$69	$8,059	1,2,3,4,5,6,7,8,9,*

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Statement of Cash Flows for the Year Ended December 31, 2022	As Reported	Adjustment	As Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(778)	$(2,722)	$(3,500)	1,2,3,6,8
Adjustment to deferred income taxes	(728)	945	217	3
Depreciation and amortization	725	(305)	420	1,7
Change in allowance for credit losses	—	36	36	*
Change in fair value of contingent earn-out liability	—	(180)	(180)	1
Intangible asset impairment, net	(149)	149	—	1
Goodwill impairment	—	1,182	1,182	1,2
Unrealized gain (loss) on investments	179	(358)	(179)	8
Accounts receivable	(5,460)	2,453	(3,007)	5
Inventory	(1,637)	692	(945)	7
Prepaid expenses	(87)	952	865	1
Deposits	(287)	(324)	(611)	1
Accounts payable and accrued expenses	(932)	(969)	(1,901)	1
Accrued payroll and related	(228)	1	(227)	*
Unearned revenue	(113)	(602)	(715)	5
Net cash used in operating activities	(2,950)	950	(2,000)	1,2,3,5,6,7,8,*

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(737)	(1,138)	(1,875)	1
Proceeds from sale of investments	—	200	200	8
Purchase of investments	(9,966)	(13)	(9,979)	8
Net cash used in investing activities	(11,329)	(951)	(12,280)	1,8

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for stock repurchase	(3,332)	1	(3,331)	*
Net cash used in financing activities	(2,694)	1	(2,693)	*

C.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2023 and 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants are estimated based on the Black-Scholes model during the years ended December 31, 2023 and 2022.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at periods ended December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
		(Restated)	(Restated)
Assets:
Investments	1	$10,393	$9,779

Liabilities:
Earn-out liabilities	3	$987	$1,226

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Investments

The Company’s investments consisted of the following as of December 31, 2023:

	Cost	Unrealized Gain	Fair Value
	(Restated)	(Restated)	(Restated)
Money market fund	$947	$—	$947
Corporate bonds	3,869	38	3,907
Mutual funds	490	10	500
US Treasury bills	4,920	119	5,039
	$10,226	$167	$10,393

The Company’s investments consisted of the following as of December 31, 2022:

	Cost	Unrealized Loss	Fair Value
Money market fund	$487	$—	$487
Corporate bonds	4,540	(136)	4,404
US Treasury bills	4,931	(43)	4,888
	$9,958	$(179)	$9,779

Earn-Out Liabilities

A reconciliation of the earn-out liability is included below:

(Restated)
Balance as of December 31, 2021	$1,523
Additions pursuant to acquisitions	552
Gain upon re-measurement	(180)
Payments earned and paid	(669)
Balance as of December 31, 2022	$1,226
Additions pursuant to acquisitions	467
Gain upon re-measurement	(65)
Payments earned and paid	(641)
Balance as of December 31, 2023	$987

Current portion of contingent earn-out liabilities	$224
Long-term contingent earn-out liabilities	$763

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Fair Value on a Non-Recurring Basis

Installment Payment Liabilities

The estimated fair value of the installment payment liabilities represent a Level 2 measurement. The Company measures the initial installment payment liabilities at fair value by discounting the contractually agreed upon payments by Bloomberg’s B+ corporate yield curve as of the valuation date, using rates commensurate with the term to payment. The credit rating was determined utilizing Bloomberg’s default risk function for the Company as of the valuation date. The installment payments and payment date (term) are based on the purchase agreements and the discount rate represents a quoted market price classified within Level 2 of the fair value hierarchy.

D.	INVENTORY:

Inventory consists of the following:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Finished goods (branded products)	$4,182	$5,616
Goods in process (un-branded products)	600	311
	$4,782	$5,927

E.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Leasehold improvements	$6	$6
Office furniture and equipment	558	501
Software	2,468	1,525
Transportation equipment	62	62
	3,094	2,094
Accumulated depreciation	(1,573)	(1,094)
	$1,521	$1,000

The Company recorded depreciation expense of $479 and $257, for the years ended December 31, 2023 and 2022, respectively.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

F.	GOODWILL AND INTANGIBLE ASSETS:

During the fourth quarter of fiscal years 2023 and 2022, the Company completed a goodwill impairment analysis for its single reporting unit. The Company determined that the carrying value of its reporting unit was in excess of its fair value and recorded a non-cash impairment charge of $1,182 and $810 during the fourth quarter of fiscal years 2023 and 2022, respectively. This impairment reduced the goodwill to $90 and $0 as of December 31, 2023 and 2022, respectively. When performing quantitative testing, the Company first estimates the fair values of its reporting unit using a combination of an income and market approach. The single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. See Note A – Organization and Summary of Significant Accounting Policies for more detail of methodology.

The following table summarizes the activity in the Company’s goodwill balance:

(Restated)
Balance as of December 31, 2021	$335
Acquisitions (see Note G)	937
Impairment	(1,182)
Balance as of December 31, 2022	$90
Acquisition (see Note G)	720
Impairment	(810)
Balance as of December 31, 2023	$—

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

		As of December 31, 2023			As of December 31, 2022
		(Restated)			(Restated)
	Estimated Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	10 - 12 years	$3,716	$(602)	$3,114	$2,546	$(308)	$2,238
Total		$3,716	$(602)	$3,114	$2,546	$(308)	$2,238

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company recorded amortization expense of $294 and $163 for the years ended December 31, 2023 and 2022, respectively. The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:	(Restated)
2024	$343
2025	343
2026	343
2027	343
2028	343
Thereafter	1,399
Total	$3,114

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

G.	ACQUISITIONS:

GAP Acquisition

On January 31, 2022 (the “G.A.P. Closing Date”), the Company completed its acquisition (the “G.A.P. Acquisition”) of substantially all of the assets of G.A.P. Promotions, LLC (the “G.A.P. Acquired Assets”), pursuant to the Asset Purchase Agreement by and among the Company, G.A.P. Promotions, and Gayle Piraino and Stephen Piraino, dated as of January 21, 2022 as amended on January 31, 2022 (as amended, the “G.A.P. Purchase Agreement”).

The aggregate consideration required to be paid by the Company to G.A.P. Promotions for the purchase of the G.A.P. Acquired Assets (the “G.A.P. Purchase Price”) was: (a) $500 paid on the G.A.P. Closing Date; (b) an amount paid on the G.A.P. Closing Date equal to the amount paid by G.A.P. Promotions (at cost) for all of the Inventory (as defined in the G.A.P. Purchase Agreement) that was on hand as of the date and time of the G.A.P. Closing Date; (c) following the G.A.P. Closing Date, two annual installment payments, consisting of (i) $180 within 45 days of the first anniversary of the G.A.P. Closing Date and (ii) $300 within 45 days of the second anniversary of the G.A.P. Closing Date; and (d) required earnout payments within a certain period after each of the first two anniversaries of the G.A.P. Closing Date, in an amount equal to 70% of annual Gross Profit (as defined in the G.A.P. Purchase Agreement) to the extent that Gross Profit during the immediately trailing 12-month period prior to the applicable G.A.P. Closing Date anniversary exceeded $1,500.

The G.A.P. Purchase Price was approximately $1,981, as detailed below.

Additionally, the Company issued restricted shares of common stock on the G.A.P. Closing Date in an amount equal to the quotient of $100 divided by the closing price of the common stock at the close of trading on the date of the public announcement of the G.A.P. Purchase Agreement, which were determined to be post-combination expense as they were subject to forfeiture under certain conditions resulting in the termination of continuous employment during the vesting period, and therefore excluded from the G.A.P Purchase Price.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The G.A.P. Acquisition was accounted for as a business combination in accordance with U.S. GAAP, with the Company as the accounting acquirer. Under this method of accounting, the G.A.P. Acquired Assets are recorded at estimated fair value as of the G.A.P. Closing Date. The excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, is recognized as goodwill.

The following table summarizes the estimated fair value of the total consideration required to be paid pursuant to the G.A.P. Purchase Agreement as of the G.A.P. Closing Date:

	As Reported	Adjustment	As Restated
Cash	$1,511	$(1,011)	$500
Cash adjustment for working capital	—	920	920
Cash payment for inventory	—	91	91
Fair value of restricted stock	100	(100)	—
Fair value of contingent earn-out payments	1,635	(1,622)	13
Present value of installment payments	—	457	457
Total consideration	$3,246	$(1,265)	$1,981

The Company determined the estimated fair value of the earn-out payments based on a discounted cash flow method.

The following table summarizes the purchase price allocations relating to the G.A.P. Acquisition:

(Restated)
Accounts receivable	$1,105
Prepaid expenses	627
Inventory	112
Customer relationships	410
Goodwill	580
Accounts payable and accrued expenses	(227)
Unearned revenue	(626)
Total consideration	$1,981

The G.A.P. Acquired Assets were valued using a combination of a multi-period excess earnings methodology, a discounted cash flow approach, and present value of cash flows approach. The goodwill represents the excess fair value after the allocation of intangibles, of which approximately $580 is expected to be deductible for tax purposes.

Pro forma disclosure for the GAP Acquisition

The financial results of this acquisition are included in the Company’s statements of operations from the date of acquisition. As a privately held company, G.A.P. Promotions’ historic cash basis financial statements were unaudited and not prepared under US GAAP, including, but not limited to, differences in revenue recognition. The disclosure of supplemental pro forma financial information required under ASC 805 for a public business entity has been deemed impracticable by management due to these reasons.

Trend Acquisition

On August 31, 2022 (the “Trend Closing Date”), the Company completed its acquisition (the “Trend Acquisition”) of substantially all of the assets of Trend Brand Solutions (the “Trend Acquired Assets”), pursuant to the Asset Purchase Agreement by and among the Company, Trend Brand Solutions, and Michael Krausner, dated as of July 13, 2022 (as amended on August 31, 2022, the “Trend Purchase Agreement”).

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The aggregate consideration required to be paid by the Company to Trend Brand Solutions for the purchase of the Trend Acquired Assets (the “Trend Purchase Price”) was: (a) $175 paid on the Trend Closing Date; (b) an amount equal to the amount paid by Trend Brand Solutions (at cost) for all of the Inventory (as defined in the Trend Purchase Agreement) that was on hand as of the Trend Closing Date; (c) an amount equal to the depreciated value of the Fixed Assets (as defined in the Trend Purchase Agreement); (d) four annual installment payments (each, a “Trend Installment Payment” and collectively, the “Trend Installment Payments”), consisting of (i) approximately $38 within 45 days of the first anniversary of the Trend Closing Date, (ii) approximately $38 within 45 days of the second anniversary of the Trend Closing Date, (iii) $25 within 45 days of the third anniversary of the Trend Closing Date, and (iv) $25 within 45 days of the fourth anniversary of the Trend Closing Date; (e) restricted shares of common stock in an amount equal to the quotient of $100 divided by the daily volume-weighted average price of the common stock on The Nasdaq Capital Market for the five trading days prior to the Trend Closing Date; and (f) earn-out payments within a certain period after each of the first four anniversaries of the Trend Closing Date, in an amount equal to 40% of annual Gross Profit (as defined in the Trend Purchase Agreement) to the extent that such Gross Profit during the immediately trailing 12-month period prior to the applicable Trend Closing Date anniversary is in excess of $800.

The Trend Purchase Price was subject to certain adjustments. The Trend Purchase Price was decreased by the amount of any outstanding indebtedness of Trend Brand Solutions for borrowed money existing as of the Trend Closing Date, other than any indebtedness constituting Assumed Liabilities (as defined in the Trend Purchase Agreement) provided that such deducted amount was utilized to pay off such outstanding indebtedness. In addition, the Trend Purchase Price was subject to customary estimated and final working capital adjustment provisions with a target working capital of $0. In the event that any Inventory remained in stock was included in the Purchased Assets (as defined in the Trend Purchase Agreement), and during the first 24 months following the Trend Closing Date it was not purchased or became part of a contractual obligation of a client to purchase, then a deduction for such unsold Inventory required to be made from the next applicable Trend Installment Payment (and if the amount of the next Trend Installment Payment was not sufficient, then from future Trend Installment Payments until fully deducted). In the event that the Inventory is eventually purchased after such 24-month period, the amount that the Company receives for such Inventory will be credited and paid as part of the next applicable Trend Installment Payment.

The Trend Purchase Price was approximately $433, as detailed below.

The Trend Acquisition was accounted for as a business combination in accordance with U.S. GAAP, with the Company as the accounting acquirer. Under this method of accounting, the Trend Acquired Assets are recorded at estimated fair value as of the Trend Closing Date. The excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, is recognized as goodwill.

The following table summarizes the estimated fair value of the total consideration required to be paid pursuant to the Trend Purchase Agreement as of the Trend Closing Date:

	As Reported	Adjustment	As Restated
Cash	$2	$173	$175
Cash adjustment for working capital	—	(213)	(213)
Cash payment for inventory and fixed assets	—	138	138
Fair value of restricted stock	100	(52)	48
Fair value of contingent earn-out payments	1,370	(1,095)	275
Present value of installment payments	—	108	108
Cash assumed	—	64	64
Loan repayment	—	(162)	(162)
Liabilities assumed	721	(721)	—
Total consideration	$2,193	$(1,760)	$433

The Company determined the estimated fair value of the earn-out payments based on a discounted cash flow method adjusted for the probability of Trend Brand Solutions achieving certain milestones as set forth in the Trend Purchase Agreement.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following table summarizes the purchase price allocations relating to the Trend Acquisition:

(Restated)
Cash	$64
Accounts receivable	347
Prepaid expenses	2
Inventory	151
Property and equipment, net	14
Customer relationships	286
Goodwill	267
Other assets	23
Accounts payable and accrued expenses	(559)
Note payable	(162)
Total consideration	$433

The Trend Acquired Assets were valued using a combination of a multi-period excess earnings methodology, a discounted cash flow approach and present value of cash flows approach. The goodwill represents the excess fair value after the allocation of intangibles, of which approximately $10 is expected to be deductible for tax purposes.

Pro forma disclosure for the Trend Acquisition

The financial results of this acquisition are included in the Company’s statements of operations from the date of acquisition. As a privately held company, Trend’s historic cash basis financial statements were unaudited and not prepared under US GAAP, including, but not limited to, differences in revenue recognition. The disclosure of supplemental pro forma financial information required under ASC 805 for a public business entity has been deemed impracticable by management due to these reasons.

Premier Business Services Acquisition

On December 20, 2022 (the “Premier Closing Date”), the Company completed its acquisition (the “Premier Acquisition”) of substantially all of the assets of Premier NYC (the “Premier NYC Acquired Assets”), pursuant to the Asset Purchase Agreement dated as of November 29, 2022 (the “Premier Purchase Agreement”), by and between the Company and Peter Poser (the “Premier NYC Seller”).

The aggregate consideration required to be paid by the Company to the Premier NYC Seller for the purchase of the Premier NYC Acquired Assets (the “Premier Purchase Price”) was: (a) $100 paid on the Premier Closing Date; (b) restricted shares of common stock issued on the Premier Closing Date that was equal to the quotient of $25 divided by the daily volume-weighted average price of the common stock on The Nasdaq Capital Market for the five trading days prior to the Premier Closing Date; (c) three annual installment payments to the Premier NYC Seller due on each anniversary of the Premier Closing Date equal to $60, $40, and $30, respectively; and (d) three annual earn-out payments payable in cash, in an amount equal to 45% of annual Gross Profit (as defined in the Premier Purchase Agreement) to the extent that such Gross Profit during the immediately trailing 12-month period prior to the applicable Premier Closing Date anniversary is in excess of $350. The Premier Purchase Price was subject to a working capital adjustment and certain other adjustments. The aggregate purchase price was approximately $830.

The Premier Acquisition was accounted for as a business combination in accordance with U.S. GAAP, with the Company as the accounting acquirer. Under this method of accounting, the Premier NYC Acquired Assets are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, is recognized as goodwill.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following table summarizes the estimated fair value of the total consideration required to be paid pursuant to the Premier Purchase Agreement as of the Premier Closing Date:

	As Reported	Adjustment	As Restated
Cash	$440	$(340)	$100
Cash adjustment for working capital	—	340	340
Fair value of restricted stock	25	(15)	10
Fair value of earn-out payments	908	(644)	264
Present value of installment payments	—	116	116
Liabilities assumed	18	(18)	—
Total consideration	$1,391	$(561)	$830

The Company determined the estimated fair value of the earn-out payments based on a discounted cash flow method adjusted for the probability of Premier NYC achieving certain milestones as set forth in the Premier Purchase Agreement.

The following table summarizes the purchase price allocations relating to the Premier Acquisition:

(Restated)
Cash	$14
Accounts receivable	344
Customer relationships	400
Goodwill	90
Accounts payable and accrued expenses	(18)
Total consideration	$830

The Premier NYC Acquired Assets were valued using a combination of a multi-period excess earnings methodology, a discounted cash flow approach and present value of cash flows approach. The goodwill represents the excess fair value after the allocation of intangibles, of which $0 is expected to be deductible for tax purposes.

Pro forma disclosure for the Premier Acquisition

The financial results of this acquisition are included in the Company’s statements of operations from the date of acquisition. As a privately held company, Premier’s historic cash basis financial statements were unaudited and not prepared under US GAAP, including, but not limited to, differences in revenue recognition. The disclosure of supplemental pro forma financial information required under ASC 805 for a public business entity has been deemed impracticable by management due to these reasons.

T.R. Miller Acquisition

On June 1, 2023 (the “T R Miller Closing Date”), the Company completed its acquisition (the “T R Miller Acquisition”) of substantially all of the assets of T R Miller (the “T R Miller Acquired Assets”), pursuant to the Asset Purchase Agreement, date as of January 25, 2023 (the “T R Miller Purchase Agreement”), among the Company, T R Miller, and Thomas R Miller (the “T R Miller Stockholder”).

The aggregate consideration required to be paid by to T R Miller for the purchase of the T R Miller Acquired Assets was (a) $1,000 payable in cash on the T R Miller Closing Date; (b) an amount equal to the cost basis of Inventory (as defined in the T R Miller Purchase Agreement); (c) four annual installment payments due on each anniversary of the T R Miller Closing Date, equal to $400, $300, $200, and $200, respectively; (d) four annual earn-out payments equal to (i) 45% of the annual Gross Profit (as defined in the T R Miller Purchase Agreement) during the immediately trailing 12-month period prior to the applicable T R Miller Closing Date anniversary with respect to certain customers of T R Miller or primarily resulting from the efforts of the T R Miller Stockholder or certain employees or independent contractors of T R Miller, to the extent that such Gross Profit amount exceeded $4,000, plus (ii) 25% of the annual Gross Profit during the immediately trailing 12-month period prior to the applicable T R Miller Closing Date anniversary with respect to certain customers primarily resulting from the past or future efforts of the Company that are assigned to and the primary responsibility of any employee or independent contractor of T R Miller as designated by the T R Miller Purchase Agreement, to the extent that such Gross Profit amount exceeded $4,000. The aggregate T R Miller Purchase Price was approximately $3,541 and was subject to a working capital adjustment.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following table summarizes the estimated fair value of the total consideration required to be paid pursuant to the T R Miller Purchase Agreement as of the T R Miller Closing Date:

	As Reported	Adjustment	As Restated
Cash	$2,123	$(1,123)	$1,000
Cash adjustment for working capital	—	1,123	1,123
Fair value of earn-out payments	4,551	(4,084)	467
Present value of installment payments	—	951	951
Total consideration	$6,674	$(3,133)	$3,541

The Company determined the estimated fair value of the earn-out payments based on a discounted cash flow method adjusted for the probability of T R Miller achieving certain milestones as set forth in the T R Miller Purchase Agreement.

The Company determined the estimated fair value of the installment payments based on the present value of the future cash flows in accordance with the T R Miller Purchase Agreement.

The following table summarizes the purchase price allocations relating to the T R Miller Acquisition:

(Restated)
Accounts receivable	$1,622
Prepaid expense	5
Inventory	882
Customer relationships	1,170
Goodwill	720
Right of use asset - office leases	837
Accounts payable and accrued expenses	(591)
Unearned revenue	(285)
Lease liability	(819)
Total consideration	$3,541

The T R Miller Acquired Assets were valued using a combination of a multi-period excess earnings methodology, a discounted cash flow approach and present value of cash flows approach. The goodwill represents the excess fair value after the allocation of intangibles, of which approximately $420 is expected to be deductible for tax purposes.

The Company incurred approximately $39 of acquisition-related transaction costs in conjunction with the T R Miller Acquisition.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Pro forma disclosure for the T R Miller Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the T R Miller Acquisition had taken place on January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Sales	$80,256	$77,131
Costs of sales	54,228	57,163
Gross profit	26,028	19,968
Operating expenses	27,543	22,545
Loss from operations	(1,515)	(2,577)
Other income (expense)
Other income	271	1
Interest income (expense), net	582	135
Realized gain (loss) on investments	103	(179)
	956	(43)
Loss before taxes	(559)	(2,620)
Provision for income taxes	41	467
Net loss	(600)	(3,087)

Net loss per share - basic & diluted	$(0.03)	$(0.16)
Weighted average shares outstanding - basic & diluted	18,519,892	19,202,594

H.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Cost of sales - purchases	$3,218	$3,571
Other payables and accrued expenses	1,527	478
	$4,745	$4,049

I.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000 line of credit with Salem Five Cents Savings Bank at December 31, 2023 and 2022, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus 0.5% per annum. At December 31, 2023 and 2022, the interest rate was 9.0% and 8.0%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company. The line of credit was terminated effective August 26, 2024.

J.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At December 31, 2023 and 2022, the company had deposits totaling $875 and $6,000, respectively.

K.	NOTE PAYABLE - WILDMAN:

In connection with the asset acquisition of Wildman Imprints on September 26, 2020, the Company had an amount due to the seller of $162 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three years earn-out period as discussed in Note J. During the year ended December 31, 2023, the seller forgave the outstanding note payable and the Company recognized a gain on the extinguishment of debt of $162 for the outstanding principal balance which is recorded in general and administrative expense on the statement of operations. At December 31, 2023 and 2022, the note totaled $0 and $162, respectively.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

L.	INSTALLMENT PAYMENT LIABILITY:

A reconciliation of the installment payment liability is included below:

(Restated)
Balance as of December 31, 2021	$—
Additions pursuant to acquisitions	681
Balance as of December 31, 2022	$681
Additions pursuant to acquisitions	951
Interest accretion	11
Payments made	(218)
Balance as of December 31, 2023	$1,425

Current portion of installment payment liabilities	$786
Long-term installment payment liabilities	$639

M.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

Revenue generated per major product category	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Promotional products - dropshipping	$32,794	$33,179
Promotional products – Company owned inventory	17,911	11,086
Promotional products – bulk dropshipping	17,686	6,797
Promotional products – third party distributor	6,076	5,392
Rewards program	1,233	1,213
Additional services	300	211
	$76,000	$57,878

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Balance at January 1,	$633	$722
Revenue recognized	(633)	(722)
Amounts collected or invoiced	1,116	633
Unearned revenue	$1,116	$633

N.	COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

The Company may from time to time become involved in various legal actions incidental to our business. As of the date of this report, the Company is not involved in any legal proceedings that it believes could have a material adverse effect on its financial position or results of operations. However, the outcome of any current or future legal proceeding is inherently difficult to predict and any dispute resolved unfavorably could have a material adverse effect on the Company’s business, financial position, and operating results.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. The lease included an escalation clause with annual increases of approximately 2.5% increase per year. The associated lease right-of-use asset and lease liability is $433 as of December 31, 2023, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On September 8, 2020, the Company entered into a lease for a 10,500 square foot office space in Warsaw, IN. The lease commenced on September 10, 2020 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.5% increase per year. The associated lease right-of-use asset and lease liability as of December 31, 2023, were zero. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The Company recorded a lease right-of-use asset and lease liability of $130 as of December 31, 2023, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The Company recorded a lease right-of-use asset and lease liability of $760 as of December 31, 2023, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

The following schedule represents the components of lease expense:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Lease cost
Operating lease cost	$537	$457
Total	$537	$457

The following schedule represents maturities of operating and finance lease liabilities as of December 31, 2023:

Operating Minimum Lease Payments
(Restated)
2024	$570
2025	361
2026	189
2027	185
2028	67
Thereafter	—
Total payments	1,372
Less amount representing interest	(46)
Present value of payments	$1,326

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Other information
Operating cash flows from operating lease	$8	$—

The aggregate weighted average remaining lease term was 3.2 years as of December 31, 2023. The aggregate weighted average discount rate was 3.3% as of December 31, 2023.

O.	STOCKHOLDERS’ EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock, of which 18,539,000 and 18,475,336 shares were issued and outstanding at December 31, 2023 and 2022, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

Warrants

The Company has outstanding publicly-traded warrants which entitle the holders to purchase one share of common stock at an exercise price of $4.81375 per share as of December 31, 2023, which expire five years from issuance (“IPO Warrants”). As of December 31, 2023 and 2022, IPO Warrant holders exercised an aggregate 659,456 IPO Warrants and there were 4,478,134 IPO Warrants outstanding.

The Company has 149,639 outstanding warrants issued to the underwriters of the Company’s IPO that were exercisable beginning six months after the date of the IPO at an exercise price of $5.19 with a five-year expiration term.

The Company has outstanding private placement warrants which entitle the holders to purchase up to 5,464,903 shares of common stock at an exercise price of $4.97 per share, which will expire five years from issuance (“PIPE Warrants”). The PIPE Warrants have certain downward pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the PIPE Warrants will be subject to a floor price of $1.00 per share, as set forth in the PIPE Warrants.

The Company has outstanding 131,158 warrants issued to the placement agent for the PIPE that were exercisable beginning six months from the date of the PIPE at an exercise price of $4.97 with a five-year expiration term.

As of December 31, 2023 and 2022 PIPE Warrant holders have exercised zero PIPE Warrants and there were 5,596,061 PIPE Warrants outstanding.

The following table reflects all outstanding and exercisable warrants at December 31, 2023 and 2022:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Balance January 1, 2022	10,345,784	$4.90	5.0	$—
Warrants exercised	(271,589)	4.81	—	—
Balance December 31, 2022	10,074,195	$4.91	5.0	$—
Balance December 31, 2023	10,074,195	$4.91	4.0	$—

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Stock Repurchase Program

On February 21, 2022, the Board of Directors of the Company authorized a repurchase of up to $10,000 of the Company’s shares from time to pursuant to a stock repurchase program, or the Repurchase Program. Under the terms of the Repurchase Program, the Company may repurchase shares through open market or negotiated private transactions. The timing and extent of any purchases depend upon ongoing assessments of the Company’s capital needs, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management, and are subject to the restrictions relating to volume, price and timing under applicable laws, including but not limited to, Rule 10b-18 promulgated under the Exchange Act. Upon retirement, the Company allocates amounts in excess of par value between additional paid-in capital and retained earnings. The portion charged to retained earnings is first limited to positive amounts (i.e., credit balances) in retained earnings and then to positive amounts in additional paid-in capital.

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - December 31, 2022	1,777,657	$1.87	1,777,657	$6,668
January 1, 2023 – December 31, 2023	37,509	$1.32	1,815,166	$6,618

P.	STOCK-BASED COMPENSATION:

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

Stock-based compensation expense included the following components:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Stock options	$49	$161
Restricted stock	151	170
	$200	$331

All stock-based compensation expense is recorded in General and Administrative expense in the Statement of Operations.

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

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

A summary of option activity under the 2021 Plan as of December 31, 2023 and 2022 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(Restated)	(Restated)	(Restated)
Outstanding at January 1, 2022	1,515,000	$4.15	$2,879
Granted	81,000	2.32	—
Forfeited or expired and other adjustments	(90,667)	4.15	—
Outstanding at December 31, 2022	1,505,333	$4.11	$—
Granted	76,500	1.66	—
Forfeited or expired and other adjustments	(115,771)	4.13	—
Outstanding at December 31, 2023	1,466,062	$3.98	$—
Vested and exercisable at December 31, 2023	852,896	$4.09	$—

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

A summary of restricted stock activity under the 2021 Plan as of December 31, 2023 and 2022 and changes during the years then ended is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2022	154,960
Granted	145,660
Vested	(227,737)
Forfeited	(8,717)
Outstanding at December 31, 2022	64,166
Granted	32,252
Vested	(33,333)
Forfeited	(10,897)
Outstanding at December 1, 2023	52,188

Q.	LOSS PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Warrants	10,074,195	10,074,195
Stock options	852,896	453,918
	10,927,091	10,528,113

For the years ended December 31, 2023 and 2022, as a result of the net losses in these years, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

R.	INCOME TAX PROVISION:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The provision for income taxes consisted of the following:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Current provision
Federal	$33	$—
State	8	5
Total current provision	41	5

Deferred provision
Federal	—	170
State	—	47
Total deferred provision	—	217

Provision for income taxes	$41	$222

For the years ended December 31, 2023 and 2022, the income (loss) before income taxes was $(344) and $(3,278), respectively. The Company had an effective tax rate of (11.92)% and (6.77)% for the years ended December 31, 2023 and 2022, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
U.S. statutory rate	21.00%	21.00%
State taxes, net of federal	(0.68)%	5.64%
Change in valuation allowance	(27.45)%	(33.28)%
Return to provision	—%	—%
Meals and entertainment expenses	(9.53)%	—%
Other permanent differences	4.74%	(0.13)%
Effective tax rate	(11.92)%	(6.77)%

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Deferred tax assets:
Net operating loss carryforwards	$384	$613
Charitable contributions	18	8
Lease liability	347	211
Stock compensation	184	135
Compensation expense	26	27
Unrealized gains	3	48
Section 163j	—	37
Allowance for credit losses	44	30
UNICAP	27	49
Amortization	578	261
Other	—	—
Total gross deferred tax assets	1,611	1,419
Less: Valuation allowance	(1,216)	(1,166)
Net deferred tax assets	395	253

Deferred tax liabilities:
Lease liability	(349)	(210)
Depreciation	(46)	(43)
Other	—	—
Total deferred tax liabilities	(395)	(253)

Total deferred tax assets (liabilities)	$—	$—

The Company has Federal and State net operating loss (“NOLs”) carryforwards of approximately $1,683 and $1,941, respectively, as of December 31, 2023. The Federal NOLs were generated after December 31, 2017 and have an infinite carryforward period but are subject to 80% deduction limitation based upon pre-NOL deduction taxable income. State NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2028.

The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has completed an analysis of an ownership change under Section 382 of the Code. The Section 382 analysis concluded that an ownership change occurred on November 12, 2021, the date of the Company’s IPO. The Company also determined that on the date of the ownership change it was reasonable to conclude that it was in a net unrealized built-in gain position. The Company did not do any work to determine what realized built-in gains were available to increase its Section 382 limitation each year. Based on the Section 382 analysis, the Company has plenty of cumulative base Section 382 limitation available to utilize pre-ownership change 2021 net operating losses in 2023 as well as all of its post-ownership change net operating losses, which are not limited under Section 382.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023 and 2022.

There was income tax expense for the years ended December 31, 2023 and 2022 of $41 and $222, respectively.

Uncertain Tax Positions

As of December 31, 2023, the Company has three uncertain tax positions that total a gross amount of $2,448, which included an increase of $263, of which 80% is covered via NOLs. After the impact of NOLs, interest is immaterial. The Company expects to release its FIN 48 reserve as well as making corresponding adjustment to its NOLs in 2025.

(Restated)
Unrecognized tax benefits as of January 1, 2022	$1,752
Gross increase in unrecognized tax benefits for prior year positions	433
Decreases due to settlements	—
Unrecognized tax benefits as of December 31, 2022	$2,185
Gross increase in unrecognized tax benefits for prior year	263
Decreases due to settlements	—
Unrecognized tax benefits as of December 31, 2023	$2,448

S.	CREDIT LOSSES:

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivable. Customers are pooled based on sharing specific risk factors. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.

Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on the Company’s analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectible after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The accounts receivable balance on the Company’s consolidated balance sheets as of December 31, 2023 was $17,076, net of $317 of allowances. The following table provides a roll-forward of the allowance for credit losses in 2023 and 2022 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	December 31, 2023	December 31, 2022
Balance of allowance for credit losses, beginning of period	$(264)	$(303)
Current period change for write-offs	121	3
Current period change for expected credit losses	(174)	36
Balance of allowance for credit losses, end of period	$(317)	$(264)

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

T.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	December 31, 2023(1)	December 31, 2022
			(Restated)
Innovative Genetics, Inc.	Alejandro Tani, member of board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$853	$—

(1)	As of the date of this report, such balance was repaid by Innovative Genetics, Inc.

Amounts due and paid to related party

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). The Company and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020 (the “Buyer’s Agreement”). Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with the Company’s acquisition of the Wildman Imprints assets. The Company agreed to pay Engage & Excel a fee of $20 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. The Company paid Engage & Excel approximately $10 as the first annual fee in November 2021 and approximately $13 in December 2022 under the Buyer’s Agreement.

Separately from the Buyer’s Agreement, in 2023, the Company paid Engage & Excel approximately $18 for recruiting fees and $20 for consulting fees relating to the T R Miller assets acquisition. The Company also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. In September 2022, the Company paid Engage & Excel a one-time fee of $15 for providing certain merger and acquisition consulting services in connection with our acquisition of Trend Brand Solutions. In addition, the Company paid Engage & Excel a total of approximately $14 in 2022 related to other recruitment consulting services. The fees paid or that the Company agreed to pay to Engage & Excel for consulting services to date have totaled less than $200. The Company’s board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. Due to Mr. Chippindale’s indirect compensation under the agreement, the board has determined that he is currently not eligible to be a member of our Audit Committee.

U.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2023 and 2022, advertising costs amounted to $418 and $375, respectively.

V.	DEFINED PROFIT SHARING PLAN

On January 1, 2023, the Company adopted the Stran 401(k) Savings Plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Any eligible employee is allowed to participate in the Plan after three months of service. The Company matches the first three percent (3%) of a participant’s contributions, which vest based on years of service, as defined in the Plan document. The Company made matching contributions of $238 during the year ended December 31, 2023.

STRAN & COMPANY, INC.
NOTES TO THE RESTATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

W.	SUBSEQUENT EVENTS:

Completion of Bangarang Acquisition:

On August 23, 2024, Stran Loyalty Solutions, LLC, a Nevada limited liability company (the “Purchaser” or “Stran Loyalty Solutions”), a wholly-owned subsidiary of the Company, entered into a Secured Party Sale Agreement, dated as of August 23, 2024 (the “Sale Agreement”), with Sallyport Commercial Finance, LLC, a Delaware limited liability company (“Secured Party”), pursuant to which the Purchaser agreed to purchase, on an as-is basis, all of the rights and interests of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Bangarang”), in and to substantially all of the assets of Bangarang (the “Bangarang Assets”) from Secured Party as a private sale pursuant to Article 9 of the Uniform Commercial Code (the “Bangarang Transaction”).

Under the Sale Agreement, the aggregate consideration for the Bangarang Assets consisted of (a) cash payments by the Purchaser to Secured Party of $1,099 (the “Cash Purchase Price”), and (b) the assumption by the Purchaser of certain liabilities totaling approximately $5.5 million (the “Assumed Liabilities”), subject to adjustments, as described below, at and following the Closing (as defined below), including the payment at the Closing of $150 to Warson Capital Partners, LLC, an investment banking firm retained by Bangarang, for its fees and expenses with respect to the Bangarang Transaction, including the marketing for sale of the Bangarang Assets (the “Transaction Expense Payment”).

As a result of the Closing, the Company indirectly acquired substantially all of the assets of Bangarang, including all of the equity of Gander Group Louisiana, LLC, a Louisiana limited liability company (“GGLA”), which will be a wholly-owned subsidiary of the Purchaser.

The Company has not completed the purchase price allocation of this acquisition prior to the issuance of these financial statements, and an estimate of the financial effect of the transaction cannot be made. All other business combination disclosures are not available due to the proximity of the acquisition to the issuance of these financial statements.

Factoring Arrangement and Termination of Revolving Line of Credit

On August 23, 2024, Stran Loyalty Solutions entered into a factoring arrangement with a third party to provide accounts receivable financing to Stran Loyalty Solutions. In connection with the factoring arrangement, the Company provided a secured guarantee of Stran Loyalty Solutions’ obligations under the factoring arrangement. Prior to this arrangement, the Company had been a party to the Revolving Demand Line of Credit Loan Agreement, dated as of November 22, 2021, between the Company and Salem Five Cents Savings Bank, a Massachusetts savings bank (“Salem Five Cents”), as amended by the Commercial Loan Modification Agreement, dated as of February 12, 2024, between the Company and Salem Five Cents (the “Loan Agreement”), and the Revolving Demand Line of Credit Note, dated November 22, 2021, by the Company in favor of Salem Five Cents (the “Demand Note”). The Loan Agreement and the Demand Note provided for a secured revolving loan facility in an aggregate principal amount of up to $7,000 (the “Revolving Line of Credit”). In discussions with Salem Five Cents prior to the establishment of the factoring arrangement, Salem Five Cents indicated that it would terminate the Revolving Line of Credit because of a policy which prohibited it from agreeing to subordination of its security interest in the Company’s assets.

Accordingly, on September 9, 2024, Salem Five Cents delivered a letter (the “Termination Letter”) to the Company that stated that, effective August 26, 2024 (the “Termination Date”), Salem Five Cents terminated all obligations under the Loan Agreement and the Demand Note. The Termination Letter further stated that the Loan Agreement and the Demand Note and any related loan documents shall be considered no longer in force or effect. The Company had no funds drawn on the Revolving Line of Credit on the Termination Date.

Operating Lease Agreement

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The Company’s existing lease agreement for its office space expires May 31, 2025. The new lease term begins on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of $21 per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2025	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)