Form 10-Q
period 2024-03-31
Stran & Company, Inc.
filed 2025-02-11
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of February 6, 2025, there were 18,608,408 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,486	$8,059
Investments	10,710	10,393
Accounts receivable, net	14,209	16,223
Accounts receivable - related parties	878	853
Inventory	4,231	4,782
Prepaid corporate taxes	—	62
Prepaid expenses	948	953
Deposits	1,578	1,717
Total current assets	42,040	43,042

Property and equipment, net	1,664	1,521

OTHER ASSETS:
Intangible assets - customer lists, net	3,029	3,114
Other assets	23	23
Right of use asset - office leases	1,192	1,336
Total other assets	4,244	4,473
Total assets	$47,948	$49,036

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,347	$4,745
Accrued payroll and related	1,710	2,568
Unearned revenue	592	1,116
Rewards program liability	2,850	875
Sales tax payable	595	344
Current portion of contingent earn-out liabilities	224	224
Current portion of installment payment liabilities	781	786
Current portion of lease liability	540	528
Total current liabilities	10,639	11,186

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	763	763
Long-term installment payment liabilities	639	639
Long-term lease liability	661	798
Total long-term liabilities	2,063	2,200
Total liabilities	12,702	13,386

Commitments and contingencies (Note K)

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,589,086 and 18,539,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	38,413	38,263
Accumulated deficit	(3,089)	(2,602)
Accumulated other comprehensive loss	(80)	(13)
Total stockholders’ equity	35,246	35,650
Total liabilities and stockholders’ equity	$47,948	$49,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(in thousands, except share and per share amounts)

	2024	2023
		(Restated)
SALES
Sales	$18,781	$15,971
Sales – related parties	46	—
Total sales	18,827	15,971

COST OF SALES:
Cost of sales	13,178	10,562
Cost of sales - related parties	35	—
Total cost of sales	13,213	10,562

GROSS PROFIT	5,614	5,409

OPERATING EXPENSES:
General and administrative expenses	6,279	5,991
Total operating expenses	6,279	5,991

LOSS FROM OPERATIONS	(665)	(582)

OTHER INCOME:
Other income	15	—
Interest income	93	138
Realized gain on investments	70	12
Total other income	178	150

LOSS BEFORE INCOME TAXES	(487)	(432)

Provision for income taxes	—	52

NET LOSS	$(487)	$(484)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,574,748	18,477,419
Diluted	18,574,748	18,477,419

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(in thousands)

	2024	2023
		(Restated)
Net loss	$(487)	$(484)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments (net of tax)	(67)	120
Total other comprehensive income (loss)	(67)	120

Comprehensive loss (income)	$(554)	$(364)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	50,086	—	150	—	—	150
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(487)	(487)
Balance, March 31, 2024	—	$—	18,589,086	$2	$38,413	$(80)	$(3,089)	$35,246

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2023	—	$—	18,475,336	$2	$38,113	$(179)	$(2,217)	$35,719
Stock-based compensation	—	—	7,812	—	27	—	—	27
Other comprehensive income	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(484)	(484)
Balance, March 31, 2023 (Restated)	—	$—	18,483,148	$2	$38,140	$(59)	$(2,701)	$35,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(in thousands)

	2024	2023
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487)	$(484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	148
Adjustment to reconcile operating lease expense to cash paid	19	24
Change in allowance for credit losses	(215)	19
Noncash interest accretion	55	5
Stock-based compensation	150	27
Changes in operating assets and liabilities:
Accounts receivable	2,229	2,120
Accounts receivable – related parties	(25)	—
Inventory	551	893
Prepaid taxes	62	52
Prepaid expenses	5	(224)
Deposits	139	(262)
Accounts payable and accrued expenses	(1,397)	(1,141)
Accrued payroll and related	(858)	70
Unearned revenue	(524)	1,239
Rewards program liability	1,975	(6,000)
Sales tax payable	251	(106)
Net cash provided by (used in) operating activities	2,059	(3,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(188)	(285)
Proceeds from sale of investments	3,000	800
Purchase of investments	(3,384)	(1,100)
Net cash used in investing activities	(572)	(585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	—	(208)
Payment of installment payment liabilities	(60)	(175)
Net cash used in financing activities	(60)	(383)

NET INCREASE (DECREASE) IN CASH	1,427	(4,588)

CASH AND CASH EQUIVALENTS - BEGINNING	8,059	15,254
CASH AND CASH EQUIVALENTS - ENDING	$9,486	$10,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(CONTINUED)
(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2024	2023
		(Restated)
Cash paid during the period for:
Interest	$—	$4
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Basis of Presentation - The accompanying unaudited condensed financial statements as of and for the three months ended March 31, 2024, include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 22, 2024.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, and we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited condensed financial statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year.

5.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure of certain assets, liabilities and expenses. The most significant estimates in the Company’s financial statements relate to the fair value of assets and liabilities assumed in acquisitions and the fair value of the contingent earnout liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

6.	Fair Value Measurements and Fair Value of Financial Instruments - The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

7.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

As of March 31, 2024 and December 31, 2023, the Company maintained deposits in three banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

For the three months ended March 31, 2024, the Company had one major customer to which sales accounted for approximately 20.0% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 10.6% of the total accounts receivable balance.

For the three months ended March 31, 2023, the Company had one major customer to which sales accounted for approximately 11.9% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 17.3% of the total accounts receivable balance.

8.	Revenue Recognition - The Company accounts for revenue under ASC 606, Revenue for Contracts with Customers (“ASC 606”). Revenue is generated through various types of transactions, including promotional product sales, administering a customer’s rewards program, facilitating redemption code programs, and additional contract add-ons to enhance customer experience. The Company follows the five step model of revenue recognition:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to the performance obligations within the contract; and

v.	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s contract assessment and approval varies based on whether the customer requests a one-time sale or a long-term contract. Customers with long-term contracts require signed Master Sales Agreements, while one-time sales contracts may be approved via email, electronic signature, or verbally. Once the contract is identified and approved, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The Company identifies each piece of promotional product as an individual performance obligation based on the following fact pattern. Customers can benefit from each item of promotional product produced on its own. Each piece of promotional product does not significantly modify or customize other promotional products and are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate shipments to meet Customer demands. As such, each piece of promotional product is considered a separate and distinct performance obligation.

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

9.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable as of March 31, 2024 and December 31, 2023, includes allowance for credit losses of $425 and $317, respectively.

	March 31, 2024	December 31, 2023
Trade accounts receivable	$15,512	$17,393
Less: allowance for credit losses on accounts receivable	(425)	(317)
Total accounts receivable, net	$15,087	$17,076

The Company evaluates our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and the financial condition of our customers. The Company also considers the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note P, “Credit Losses,” to our financial statements included in this report for more information.

10.	Uncertainty in Income Taxes - As of March 31, 2024 and December 31, 2023, the Company determined it had uncertain tax positions of $2,448. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company recorded a nominal amount of interest expense which is included as part of income tax expense.

11.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance.

12.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

13.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

14.	Reclassifications - Certain reclassifications have been made to the Company’s previously issued Statements of Operations whereby amounts relating to (i) cost of sales, previously reflected as multiple components, have been aggregated and reclassified as a single line item, cost of sales. Additionally, certain reclassifications have been made to the Company’s previously issued Statements of Cash Flows whereby amounts relating to the payment of contingent earn-out and installment payments, previously aggregated and reflected as a single line item in the cash flows from financing activities, have been shown gross and shown as separate line items, payment of contingent earn-out liabilities and payment of installment payment liabilities. These reclassifications had no impact on previously reported net income, cash flows, or shareholders’ equity.

15.	Recent Accounting Pronouncements - Management has reviewed the following recent accounting pronouncements:

2023-07 – Segment Reporting (Topic 280)

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, which amends the guidance on segment reporting. This update enhances the disclosure requirements for reportable segments, primarily by requiring more detailed information about significant segment expenses. The amendments also clarify the circumstances under which an entity can disclose multiple measures of segment profit or loss and provide new segment disclosure requirements for entities with a single reportable segment.

The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements.

The Company is currently evaluating the impacts of adoption of this ASU, and expects to adopt ASU 2023-07 effective for the fiscal year 2024 as required under the standard.

2023-09 – Income Taxes (Topic 740)

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, which amends the guidance on income tax disclosures. This update aims to improve the transparency and usefulness of income tax disclosures by requiring entities to provide more detailed information about the nature and effects of income tax uncertainties, the components of income tax expense, and the effective tax rate reconciliation. Additionally, the ASU mandates enhanced disclosures about deferred tax assets and liabilities, including the valuation allowance and the impact of tax law changes.

The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the timing and impacts of adoption of this ASU.

2024-01 – Compensation – Stock Compensation (Topic 718)

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-01, which clarifies the accounting for profits interest awards. This update provides guidance on determining whether a profits interest or similar award falls within the scope of ASC 718 (Compensation—Stock Compensation) or other guidance. The ASU aims to ensure consistency and transparency in the accounting for these awards by providing clearer criteria and illustrative examples.

The guidance is effective for fiscal years and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the timing and impacts of adoption of this ASU.

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

The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

16.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through the date in which the financial statements were filed.

B.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

In connection with the re-audit of the financial statements of the Company, as of and for the fiscal years ended December 31, 2023 and 2022, which were previously audited by the Company’s prior independent registered public accounting firm, BF Borgers CPA PC, the Company identified certain accounting errors relating to compliance with U.S. GAAP in connection with the Company’s accounting of certain assets and liabilities as well as acquisition accounting. As a result of the re-audit, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued unaudited consolidated financial statements and the notes thereto as of and for the three months ended March 31, 2023 require restatement and should not be relied upon.

The following include descriptions of the significant adjustments to the Company’s previously reported March 31, 2023 financial statements included in this quarterly report.

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

To correct the error, the Company adjusted the final purchase price accounting for inventory, identifiable intangibles, goodwill and contingent earn-out liabilities, including associated mark-to-market adjustments subsequent to acquisition dates.

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

To correct the error, the Company recorded a non-cash goodwill impairment charge during the fourth quarter of fiscal years 2022 and 2023.

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

To correct the error, the Company recorded journal entries to correct end of the year deferred tax asset/(liability) balances. With respect to improper methods of tax accounting, the Company recorded an uncertain tax position (“FIN 48”) reserve for each of these items and will correct the improper methods of tax accounting by filing an automatic method change in its 2024 U.S. federal income tax return, which will be filed in 2025. The Company generated tax losses in 2021 and 2022, these losses were able to offset the effects of the improper methods for both 2021 and 2022. In addition, the Company plans to amend its 2023 U.S. federal income tax return, which will include a statement explaining additional adjustments such as charitable contributions and stock option expense to its 2021 and 2022 net operating loss carryforward balances. All tax entries have been booked as of March 31, 2024 and 2023, to reflect the correct income tax provision and deferred tax asset/(liability) balances. The Company recorded a valuation allowance as well in 2022 as the Company was in a cumulative deficit at that time.

4. Accounts Receivable and Unearned Revenue Adjustment

The Company incorrectly recorded certain amounts in Accounts Receivable for products that were shipped but not billed as of March 31, 2023, rather than reducing Unearned Revenue for the customer deposits that were received prior to March 31, 2023.

As a part of the restatement process, the Company performed reconciliations of unbilled receivables and unearned revenue and adjusted overstated Accounts Receivable and Unearned Revenue balances.

5. Sales Adjustment

The Company incorrectly recognized Sales relating to freight charges for certain orders.

As a part of the restatement process, the Company conducted a thorough analysis of sales including freight charges. Multiple reviews were carried out to ensure all potential errors were addressed.

To correct the error, the Company adjusted overstated freight revenue and corresponding freight expenses for the three months ended March 31, 2023.

6. Inventory Adjustment

The Company failed to perform a proper full physical inventory count.

As a part of the restatement process, the Company performed a physical inventory count and corresponding rollback analysis. The Company identified discrepancies between recorded and actual inventory levels.

To correct the error, the Company adjusted its inventory records and reduced its reported inventory value as of December 31, 2023, to accurately reflect the findings.

7. Subsequent Measurement of Available-for-Sale Securities

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

To correct the error, the Company adjusted realized gain (loss) on investment and corresponding other comprehensive income (loss) for the three months ended March 31, 2023.

* Represents revision for immaterial error correction.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates indicated:

Balance Sheet as of March 31, 2023	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$10,597	$69	$10,666	*
Investments	10,269	(69)	10,200	*
Accounts receivable, net	11,915	(303)	11,612	4
Deferred income taxes	1,205	(1,205)	—	3
Inventory	5,666	(632)	5,034	6,8
Prepaid corporate taxes	87	(51)	36	3
Total current assets	41,523	(2,191)	39,332	3,4,6,8,*

Intangible assets, net	5,655	(3,473)	2,182	1
Goodwill	—	90	90	1,2
Other assets	—	23	23	1
Right of use asset - office leases	776	77	853	1
Total other assets	6,431	(3,283)	3,148	1,2
Total assets	$49,147	$(5,474)	$43,673	1,2,3,4,6,8,*

Accounts payable and accrued expenses	$2,938	$(23)	$2,915	3
Accrued payroll and related	674	6	680	*
Current portion of contingent earn-out liabilities	2,172	(1,621)	551	1
Current portion of installment payment liabilities	—	374	374	1
Current portion of lease liability	320	66	386	1
Total current liabilities	8,398	(1,198)	7,200	1,3,4,8,*

Long-term contingent earn-out liabilities	1,595	(1,127)	468	1
Long-term installment payment liabilities	—	132	132	1
Long-term lease liability	456	35	491	1
Total long-term liabilities	2,051	(960)	1,091	1
Total liabilities	10,449	(2,158)	8,291	1,3,4,8,*

Additional paid-in capital	38,307	(167)	38,140	1
Accumulated deficit	389	(3,090)	(2,701)	1,3,5,7,*
Accumulated other comprehensive loss	—	(59)	(59)	8
Total stockholders’ equity	38,698	(3,316)	35,382	1,3,5,7,*
Total liabilities and stockholders’ equity	$49,147	$(5,474)	$43,673	1,3,5,7,8,*

Statement of Operations for the Three Months Ended March 31, 2023	As Reported	Adjustment	As Restated	Reference
Sales	$15,776	$195	$15,971	5
Total sales	15,776	195	15,971	5

Cost of sales	11,083	(521)	10,562	5
Total cost of sales	11,083	(521)	10,562	5

GROSS PROFIT	4,693	716	5,409	5

General and administrative expenses	6,079	(88)	5,991	1,*
Total operating expenses	6,079	(88)	5,991	1,*

LOSS FROM OPERATIONS	(1,386)	804	(582)	1,5,*

Other income	57	(57)	—	1
Unrealized gain (loss) on investments	132	(132)	—	7
Realized gain on investments	—	12	12	7
Total other income	327	(177)	150	1,7

LOSS BEFORE INCOME TAXES	(1,059)	627	(432)	1,5,7,*

Provision for income taxes	(364)	416	52	3

NET LOSS	(695)	211	(484)	1,3,5,7,*

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$0.01	$(0.03)	1,3,5,7,*
Diluted	$(0.04)	$0.01	$(0.03)	1,3,5,7,*

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,477,604	(185)	18,477,419	*
Diluted	18,477,604	(185)	18,477,419	*

Statement of Stockholders’ Equity for the	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Stock-holders’
Three Months Ended March 31, 2023	Shares	Value	Capital	Loss	Deficit)	Equity
Balance, March 31, 2023 (As Reported)	18,483,334	$2	$38,307	$—	$389	$38,698
Adjustments	(186)	—	(167)	(59)	(3,090)	(3,316)
Balance, March 31, 2023 (As Restated)	18,483,148	$2	$38,140	$(59)	$(2,701)	$35,382

Statement of Cash Flows for the Three Months Ended March 31, 2023	As Reported	Adjustment	As Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695)	$211	$(484)	1,3,5,7,*
Deferred Income Taxes (Credit)	(364)	364	—
Depreciation and amortization	259	(111)	148	1
Adjustment to reconcile operating lease expense to cash paid	—	24	24	*
Change in allowance for credit losses	—	19	19	4,*
Intangible asset impairment, net	(56)	56	—	1
Noncash accretion	—	5	5	1
Unrealized gain (loss) on investments	(94)	94	—	7
Accounts receivable, net	2,528	(408)	2,120	4
Inventory	1,202	(309)	893	6
Prepaid taxes	—	52	52
Accounts payable and accrued expenses	(1,113)	(28)	(1,141)	*
Accrued payroll and related	66	4	70	*
Net cash used in operating activities	(3,593)	(27)	(3,620)	1,3,4,5,6,7,*

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(285)	—	(285)	1,6
Proceeds from sale of investments	—	800	800	7
Purchase of investments	(396)	(704)	(1,100)	7
Net cash used in investing activities	(681)	96	(585)	1,6,7

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(384)	176	(208)	1
Payment of installment payment liabilities	—	(175)	(175)	1
Net cash used in financing activities	(384)	1	(383)	1

NET DECREASE IN CASH	(4,658)	70	(4,588)	1,3,4,5,6,7,*

CASH - ENDING	$10,596	$70	$10,666	1,3,4,5,6,7,*

C.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024 and December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options are estimated based on the Black-Scholes model during the three months ended March 31, 2024 and the year ended December 31, 2023.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at periods ended March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Investments	1	$10,710	$10,393

Liabilities:
Earn-out liabilities	3	$987	$987

Investments

The Company’s investments consisted of the following as of March 31, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,200	$—	$1,200
Corporate bonds	3,567	(66)	3,501
Mutual funds	746	11	757
US Treasury bills	5,277	(25)	5,252
	$10,790	$(80)	$10,710

Earn-Out Liabilities

For the three months ended March 31, 2024 and 2023 the Company did not recognize any change in fair value of contingent earn-out liability as it was deemed immaterial in both periods.

D.	INVENTORY:

Inventory consists of the following:

	March 31, 2024	December 31, 2023
Finished goods (branded products)	$3,108	$4,182
Goods in process (un-branded products)	1,123	600
	$4,231	$4,782

E.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Leasehold improvements	$6	$6
Office furniture and equipment	568	558
Software	2,644	2,468
Transportation equipment	62	62
	3,280	3,094
Accumulated depreciation	(1,616)	(1,573)
	$1,664	$1,521

The Company recorded depreciation expense of $43 and $92 for the three months ended March 31, 2024 and 2023, respectively.

F.	INTANGIBLE ASSETS:

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

		As of March 31, 2024			As of December 31, 2023
	Estimated Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	10 - 12 years	$3,716	$(687)	$3,029	$3,716	$(602)	$3,114
Total		$3,716	$(687)	$3,029	$3,716	$(602)	$3,114

The Company recorded amortization expense of $85 and $56 for the three months ended March 31, 2024 and 2023, respectively. The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
Remainder of 2024	$258
2025	343
2026	343
2027	343
2028	343
Thereafter	1,399
Total	$3,029

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

G.	T R MILLER ACQUISITION

On June 1, 2023 (the “T R Miller Closing Date”), the Company completed its acquisition (the “T R Miller Acquisition”) of substantially all of the assets (the “T.R. Miller Acquired Assets”) of T R Miller Co., Inc. (“T R Miller”), pursuant to the Asset Purchase Agreement, date as of January 25, 2023 (the “T R Miller Purchase Agreement”), among the Company, T R Miller, and Thomas R Miller (the “T R Miller Stockholder”).

The aggregate consideration required to be paid to T R Miller for the purchase of the T R Miller Acquired Assets was (a) $1,000 payable in cash on the T R Miller Closing Date; (b) an amount equal to the cost basis of Inventory (as defined in the T R Miller Purchase Agreement); (c) four annual installment payments due on each anniversary of the T R Miller Closing Date, equal to $400, $300, $200, and $200, respectively; (d) four annual earn-out payments equal to (i) 45% of the annual Gross Profit (as defined in the T R Miller Purchase Agreement) during the immediately trailing 12-month period prior to the applicable T R Miller Closing Date anniversary with respect to certain customers of T R Miller or primarily resulting from the efforts of the T R Miller Stockholder or certain employees or independent contractors of T R Miller, to the extent that such Gross Profit amount exceeded $4,000, plus (ii) 25% of the annual Gross Profit during the immediately trailing 12-month period prior to the applicable T R Miller Closing Date anniversary with respect to certain customers primarily resulting from the past or future efforts of the Company that are assigned to and the primary responsibility of any employee or independent contractor of T R Miller as designated by the T R Miller Purchase Agreement, to the extent that such Gross Profit amount exceeded $4,000. The aggregate T R Miller Purchase Price was approximately $3,541.

The following table summarizes the estimated fair value of the total consideration required to be paid pursuant to the T R Miller Purchase Agreement as of the T R Miller Closing Date:

Cash	$1,000
Cash adjustment for working capital	1,123
Fair value of earn-out payments	467
Present value of installment payments	951
Total consideration	$3,541

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

The Company incurred approximately $39 of acquisition related transaction costs in conjunction with the T R Miller Acquisition.

Pro forma disclosure for the T R Miller Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the three months ended March 31, 2023, as if the T R Miller Acquisition had taken place on January 1, 2023. The financial results of the T R Miller Acquisition are included in the Company’s statements of operation for the three months ended March 31, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

March 31, 2023
Sales	$18,952
Costs of sales	12,765
Gross profit	6,187
Operating expenses	6,881
Loss from operations	(694)
Other income (expense)
Other income	1
Interest income (expense), net	142
Realized gain (loss) on investments	12
155
Loss before taxes	(539)
Provision for income taxes	(364)
Net loss	(175)

Net loss per share - basic & diluted	$(0.01)
Weighted average shares outstanding - basic & diluted	18,574,748

H.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

	March 31, 2024	December 31, 2023
Cost of sales - purchases	$1,974	$3,218
Other payables and accrued expenses	1,373	1,527
	$3,347	$4,745

I.	INSTALLMENT PAYMENT LIABILITY:

A reconciliation of the installment payment liability is included below:

Balance as of December 31, 2023	$1,425
Additions pursuant to acquisitions	—
Interest accretion	55
Payments made	(60)
Balance as of March 31, 2024	$1,420

Current portion of installment payment liabilities	$781
Long-term installment payment liabilities	$639

J.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

Revenue generated per major product category	March 31, 2024	March 31, 2023
		(Restated)
Promotional products - dropshipping	$8,412	$6,123
Promotional products – Company owned inventory	2,599	4,687
Promotional products – bulk dropshipping	5,765	2,867
Promotional products – third-party distributor	1,674	1,930
Rewards program	285	289
Additional services	92	75
	$18,827	$15,971

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	March 31, 2024	March 31, 2023
		(Restated)
Balance at January 1,	$1,116	$633
Revenue recognized	(1,014)	(303)
Amounts collected or invoiced	490	1,542
Unearned revenue	$592	$1,872

K.	COMMITMENTS AND CONTINGENCIES:

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

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. The lease included an escalation clause with annual increases of approximately 2.5% increase per year. The associated lease right-of-use asset and lease liability is $358 as of March 31, 2024, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The Company associated lease right-of-use asset and lease liability is $115 as of March 31, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The Company associated lease right-of-use asset and lease liability is $720 as of March 31, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

The following schedule represents the components of lease expense:

	March 31, 2024	March 31, 2023
Lease cost		(Restated)
Operating lease cost	$172	$128
Total	$172	$128

The following schedule represents maturities of operating lease liabilities as of March 31, 2024:

Operating Minimum Lease Payments
Remainder of 2024	$444
2025	388
2026	189
2027	193
2028	67
Thereafter	—
Total payments	1,281
Less amount representing interest	(80)
Present value of payments	$1,201

The following schedule sets forth supplemental cash flow information related to operating leases for the three months ended March 31, 2024 and 2023 :

	March 31, 2024	March 31, 2023
Other information		(Restated)
Operating cash flows from operating lease	$19	$24

The aggregate weighted average remaining lease term was 3.04 years as of March 31, 2024. The aggregate weighted average discount rate was 3.38% as of March 31, 2024.

L.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000 line of credit with Salem Five Cents Savings Bank. As of March 31, 2024 and December 31, 2023, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus 0.5% per annum. At March 31, 2024 and December 31, 2023, the interest rate was 9.00%. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company. The line of credit was terminated effective August 26, 2024.

M.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At March 31, 2024 and December 31, 2023, the Company had deposits totaling $2,850 and $875, respectively.

N.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of March 31, 2024, the number of shares of common stock available for issuance under the 2021 Plan is 1,038,707 shares of common stock.

Stock-based compensation expense included the following components:

	March 31, 2024	March 31, 2023
		(Restated)
Stock options	$—	$13
Restricted stock	150	14
	$150	$27

All stock-based compensation expense is recorded in General and administrative expense in the Statements of Operations.

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

A summary of option activity under the 2021 Plan as of and for the three months ended March 31, 2024 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,466,062	$3.98	$—
Granted	—	—	—
Forfeited or expired and other adjustments	(51,563)	4.11	—
Outstanding at March 31, 2024	1,414,499	$4.15	$—
Vested and exercisable at March 31, 2024	864,167	$4.04	$—

The Company did not issue any options during the three months ended March 31, 2024. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $1.77. The weighted-average remaining contractual term for the outstanding options is approximately 8 years as of March 31, 2024.

Restricted Stock:

Restricted stock consists of time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs). RSUs granted under the 2021 Plan generally vest over 3 to 4 years, based on continued employment, and are settled upon vesting with shares of the Company’s common stock on a one-for-one basis. PSUs granted under the 2021 Plan are issued and vest immediately as various performance goals and targets are achieved.

A summary of restricted stock activity under the 2021 Plan as of and for the three months ended March 31, 2024 is presented below:

Restricted Stock	Time-Based
Outstanding at December 31, 2023	15,736
Granted	54,086
Vested	(50,086)
Forfeited	(83)
Outstanding at March 31, 2024	19,653

O.	LOSS PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	March 31, 2024	March 31, 2023
		(Restated)
Warrants	10,074,195	10,074,195
Stock options	864,167	530,730
	10,938,362	10,604,925

For the three months ended March 31, 2024 and 2023, as a result of the net losses in these periods, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

P.	CREDIT LOSSES:

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

The accounts receivable balance on the Company’s balance sheets as of March 31, 2024 was $14,209, net of $425 of allowances. The following table provides a roll-forward of the allowance for credit losses for the three months ended March 31, 2024 and 2023 that is deducted from the cost basis of accounts receivable to present the net amount expected to be collected:

	March 31, 2024	March 31, 2023
		(Restated)
Balance of allowance for credit losses, beginning of period	$(317)	$(264)
Current period change for write-offs	107	78
Current period change for expected credit losses	(215)	(19)
Balance of allowance for credit losses, end of period	$(425)	$(205)

Q.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	March 31, 2024	December 31, 2023
Innovative Genetics, Inc.	Alejandro Tani, member of board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’s logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$878	$853

Amounts due and paid to related party

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). The Company and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020 (the “Buyer’s Agreement”). Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with the Company’s acquisition of the Wildman Imprints assets. The Company agreed to pay Engage & Excel a fee of $20 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. The Company has paid Engage & Excel approximately $23 as of March 31, 2024.

Separately from the Buyer’s Agreement, in 2023, the Company paid Engage & Excel approximately $18 for recruiting fees and $20 for consulting fees relating to the T R Miller assets acquisition. The Company also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. The Company has paid Engage & Excel for consulting services $5 as of March 31, 2024. The Company’s board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. Due to Mr. Chippindale’s indirect compensation under the agreement, the board has determined that he is currently not eligible to be a member of our Audit Committee.

R.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended March 31, 2024 and 2023, advertising costs amounted to $105 and $172, respectively.

S.	SUBSEQUENT EVENTS:

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three months ended March 31, 2024 and 2023, program clients accounted for 86.0% and 81.7% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 17.9% for the three months ended March 31, 2024 compared to for the three months ended March 31, 2023, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the assets of T R Miller Co., Inc., or T R Miller, in June 2023.

As of March 31, 2024, we had approximately $47.9 million of total assets with approximately $35.2 million of total stockholders’ equity.

Restatement of Previously Issued Consolidated Financial Statements

This Quarterly Report on Form 10-Q includes financial statements that restate the Company’s financial statements as of and for the three months ended March 31, 2023. This Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes restated financial information as of and for the three months ended March 31, 2023. Refer to Note B to the financial statements included in this Quarterly Report on Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such financial statements.

Recent Developments

Lease Agreement

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The Company’s existing lease agreement for its office space expires May 31, 2025. The new lease term begins on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property.

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

Acquisition of Assets of Bangarang Enterprises, LLC

On August 23, 2024, Stran Loyalty Solutions entered into a Secured Party Sale Agreement, dated as of August 23, 2024 (the “Sale Agreement”), between Stran Loyalty Solutions and Sallyport Commercial Finance, LLC, a Delaware limited liability company (“Secured Party”), pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Bangarang”), in and to substantially all of the assets of Bangarang (the “Gander Group Assets”) from Secured Party as a private sale pursuant to Article 9 of the Uniform Commercial Code (the “Gander Group Transaction”).

Under the Sale Agreement, the aggregate consideration for the Gander Group Assets consisted of (a) cash payments by Stran Loyalty Solutions to Secured Party of approximately $1.1 million (the “Cash Purchase Price”), and (b) the assumption by Stran Loyalty Solutions of certain liabilities totaling approximately $5.5 million (the “Gander Group Assumed Liabilities”), subject to adjustment, at and following the Gander Group Transaction Closing (as defined below), including the payment at the Gander Group Transaction Closing of $150 thousand to Warson Capital Partners, LLC, an investment banking firm retained by Gander Group, for its fees and expenses with respect to the Gander Group Transaction, including the marketing for sale of the Gander Group Assets (the “Transaction Expense Payment”).

At the consummation of the transactions contemplated by the Sale Agreement (the “Gander Group Transaction Closing”), Stran Loyalty Solutions paid the Cash Purchase Price, including the payment of the Transaction Expense Payment, and assumed the Gander Group Assumed Liabilities. As a result of the Gander Group Transaction Closing, the Company indirectly acquired substantially all of the assets of Bangarang, including all of the equity of Gander Group Louisiana, LLC, a Louisiana limited liability company, which became a wholly-owned subsidiary of Stran Loyalty Solutions.

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

The Sale Agreement and the Release Agreement included provisions for indemnification, reimbursement for returned items, handling of assets and liabilities during Bangarang’s wind-down, and certain other matters.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	present three years, and may instead present only two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to identify, acquire, and integrate businesses that complement our current offerings;

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023 both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2024		2023 (Restated)
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$18,781	99.8%	$15,971	100.0%
Sales – related parties	46	0.2%	—	—%
Total sales	18,827	100.0%	15,971	100.0%

COST OF SALES:
Cost of sales	13,178	70.0%	10,562	66.1%
Cost of sales - related parties	35	0.2%	—	—%
Total cost of sales	13,213	70.2%	10,562	66.1%

GROSS PROFIT	5,614	29.8%	5,409	33.9%

OPERATING EXPENSES:
General and administrative expenses	6,279	33.4%	5,991	37.5%
Total operating expenses	6,279	33.4%	5,991	37.5%

LOSS FROM OPERATIONS	(665)	(3.5)%	(582)	(3.6)%

OTHER INCOME:
Other income	15	0.1%	—	—%
Interest income	93	0.5%	138	0.9%
Realized gain on investments	70	0.4%	12	0.1%
Total other income	178	0.9%	150	0.9%

LOSS BEFORE INCOME TAXES	(487)	(2.6)%	(432)	(2.7)%

Provision for income taxes	—	—%	52	0.3%

NET LOSS	$(487)	(2.6)%	$(484)	(3.0)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 17.9% to approximately $18.8 million for the three months ended March 31, 2024, from approximately $16.0 million for the three months ended March 31, 2023. The increase was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the assets of T R Miller in June 2023.

Cost of Sales

Our total cost of sales increased 25.1% to approximately $13.2 million for the three months ended March 31, 2024, from approximately $10.6 million for the three months ended March 31, 2023. As a percentage of sales, cost of sales increased to 70.2% for the three months ended March 31, 2024 from 66.1% for the three months ended March 31, 2023. The increase in the dollar amount of cost of sales was primarily due to an increase in sales of 17.9% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 3.8% to approximately $5.6 million, or 29.8% of sales, for the three months ended March 31, 2024, from approximately $5.4 million, or 33.9% of sales, for the three months ended March 31, 2023. The increase in the dollar amount of gross profit was due to an increase in sales of approximately $2.9 million for the reasons described above, partially offset by an increase in cost of sales of approximately $2.6 million in aggregate for the reasons described above. The decrease in gross profit margin to 29.8% for the three months ended March 31, 2024 compared to 33.9% for the three months ended March 31, 2023 was primarily due to increases in product costs from vendors.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 4.8%, or approximately $288 thousand, to approximately $6.3 million for the three months ended March 31, 2024, from approximately $6.0 million for the three months ended March 31, 2023. As a percentage of sales, operating expenses decreased to 33.4% for the three months ended March 31, 2024, from 37.5% for the three months ended March 31, 2023. The increase in the dollar amount of operating expenses was primarily due to an increase in aggregate expenses related to the organic growth in our business.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income was approximately $15 thousand for the three months ended March 31, 2024, compared to approximately $0 for the three months ended March 31, 2023. This change was primarily due to noncash accretion expense related to certain installment payment liabilities. Our interest income was approximately $93 thousand for the three months ended March 31, 2024, compared to approximately $138 thousand for the three months ended March 31, 2023. This change was primarily due to a decrease in interest generated from investments. Our realized gain on investments was approximately $70 thousand for the three months ended March 31, 2024, compared to approximately $12 thousand for the three months ended March 31, 2023. This change was primarily due to the recording of all investments at estimated fair value.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended March 31, 2024 was approximately $0 thousand compared to income tax provision of approximately $0.1 million for the three months ended March 31, 2023. Income tax provision for the three months ended March 31, 2024 and 2023 accounted for 0.0% and 12.0%, respectively, of loss before income taxes of approximately $0.5 million and approximately $0.4 million, respectively. As of March 31, 2024 and 2023, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets as well as a minimum state tax liability. The company recorded a valuation allowance since its generated a deficit over a three-year cumulative period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2023.

Net Loss

Our net loss for the three months ended March 31, 2024 was approximately $0.5 million, compared to approximately $0.5 million for the three months ended March 31, 2023. These results were primarily due to the increase in sales for the three months ended March 31, 2024 from the acquisition of the assets of T R Miller to approximately $2.0 million from $0 for the three months ended March 31, 2023, and the increase of approximately $1.2 million from recurring organic sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. These factors were offset by the reasons described above for the increase in operating expenses and the increase in cost of sales.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of approximately $9.5 million and investments of approximately $10.7 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended March 31, 2025 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March, 31
	2024 (in thousands)	2023 (Restated) (in thousands)
Net cash provided by (used in) operating activities	$2,059	$(3,620)
Net cash used in investing activities	(572)	(585)
Net cash used in financing activities	(60)	(383)
NET INCREASE (DECREASE) IN CASH	1,427	(4,588)
CASH AND CASH EQUIVALENTS - BEGINNING	8,059	15,254
CASH AND CASH EQUIVALENTS - ENDING	$9,486	$10,666

Net cash provided by operating activities was approximately $2.1 million for the three months ended March 31, 2024, as compared to net cash used by operating activities of approximately $3.6 million for the three months ended March 31, 2023. The increase in net cash provided by operating activities was primarily due to an increase in rewards program liability and a decrease in accounts receivable.

Net cash used in investing activities was approximately $0.6 million for the three months ended March 31, 2024, as compared to approximately $0.6 million for the three months ended March 31, 2023. The slight decrease in net cash used in investing activities was primarily due to increased proceeds from the sale of investments, partially offset by increased purchases of investments.

Net cash used in financing activities was approximately $60 thousand for the three months ended March 31, 2024, as compared to approximately $0.4 million for the three months ended March 31, 2023. The decrease in net cash used in financing activities was primarily due to reduced payments of contingent earn-out liabilities and installment payment liabilities.

Stock Repurchase Program

As initially announced on February 23, 2022, under our stock repurchase program, we may repurchase up to $10.0 million of our outstanding shares of common stock from time to time in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 as promulgated under the Exchange Act (“Rule 10b-18”). Our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, market conditions and the price of our common stock, and other corporate considerations, as determined by management. Repurchases will also only be made in accordance with the Company’s insider trading policy as if such purchases were made by a person covered by the policy. Our insider trading policy generally permits insider purchases of our stock only during the period beginning on the second business day following the day of public release of our quarterly or annual earnings and ending on the last day of the then-current quarter. There is no defined number of shares to be repurchased over a specified timeframe through the life of the stock repurchase program. The repurchase authorization has no expiration date but may be suspended or discontinued at any time. Stock repurchases are paid using cash generated by operations.

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

As of March 31, 2024, we had repurchased a total of 1,815,166 shares of common stock for total payments of approximately $3.4 million, and approximately $6.6 million remained available under the stock repurchase program for future stock repurchases. During the three months ended March 31, 2024, we did not repurchase any shares.

Debt

On November 22, 2021, we entered into the Initial Loan Agreement with Salem Five Cents, for the Revolving Line of Credit, consisting of aggregate loans of up to $7.0 million, evidenced by the Demand Note. The Revolving Line of Credit and the Demand Note were secured by a first priority security interest in all assets and property of the Company, as provided in the Security Agreement, dated November 22, 2021, between Salem Five Cents and the Company (the “Security Agreement” and together with the Initial Loan Agreement and the Demand Note, the “Loan Documents”), and as described below. Under a Commercial Loan Modification Agreement, dated as of February 12, 2024, between Salem Five Cents and the Company (the “Loan Modification Agreement”), certain terms of the Initial Loan Agreement were modified as of February 12, 2024, as described below.

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

The Revolving Line of Credit was also subject to ongoing affirmative obligations of the Company, including: Making punctual repayment of the Revolving Line of Credit amount; maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another Certified Public Accountant acceptable to Salem Five Cents; allowing Salem Five Cents to inspect its accounting books and records; furnishing audited, quarterly, monthly and other financial statements to Salem Five Cents; prior to the date of the Loan Modification Agreement, making payment of Salem Five Cents’ reasonable expenses for a field exam in 2022; following the date of the Loan Modification Agreement, making payment of Lender’s reasonable expenses for a field exam in 2024; allowing Salem Five Cents to communicate with its accountants; maintaining its properties in good repair subject to ordinary wear and tear; obtaining replacement-cost insurance for its property with Salem Five Cents as Mortgagee/Loss Payee; causing management contracts for the Company’s properties to be subordinated to the rights of Salem Five Cents; and allowing no change of property management company without the prior written consent of Salem Five Cents.

Prior to the date of the Loan Modification Agreement, the Revolving Line of Credit was further subject to the following financial requirements: (a) Debt Service Coverage Ratio: cash flow to be calculated on an annual basis of at least 1.20 times EBITDA less cash taxes, distributions, dividends, shareholder withdrawals in any form, and unfinanced CAPEX divided by all scheduled principal payments on all debt plus cash interest payments made on all debt; and (b) the Company was required to meet certain minimum net worth thresholds at December 31, 2021, December 31, 2022 and December 31, 2023.

Following the date of the Loan Modification Agreement, the Revolving Line of Credit was no longer subject to the Company’s compliance with the Debt Service Coverage Ratio and the Minimum Net Worth terms described above. Instead, the Company was required to meet the following financial requirements:

●	The Company was required to maintain a “Minimum Interest Coverage” of 1.25:1, tested for fiscal year ending December 31, 2024 only, and defined as follows: EBITDA (as defined below), divided by cash interest payments made on all debt. “EBITDA” was defined as the trailing year’s total of net income before total interest expense, tax expense, and depreciation and amortization expense. EBITDA was required to be adjusted for extraordinary and/or non-cash items as defined in accordance with generally accepted accounting principles in the United States (“GAAP”).

●	The Company was required to maintain a “Minimum Debt Service Coverage Ratio” of 1.20:1, tested annually beginning with the fiscal year ending December 31, 2025, defined as follows: EBITDA, less cash taxes, distributions, dividends, stockholder withdrawals in any form, and unfinanced capital expenditures (as defined below), divided by all scheduled principal payments on all debt, plus cash interest payments made on all debt, plus cash payments made on contingent earn-out liabilities. “Unfinanced capital expenditures” was defined as the current fiscal-year-end net fixed assets, plus current fiscal-year-end depreciation, less prior fiscal-year-end net fixed assets, less the long-term debt increase.

●	The Company’s “Ratio of Debt to Tangible Net Worth” was required not to exceed 1.50:1, tested at financial year-end, defined as total liabilities divided by “tangible net worth,” defined as total assets, less total liabilities, less intangible assets and amounts due from stockholder/related parties.

●	The Company was required to maintain a “Minimum Liquidity” of $7.5 million at all times, defined as cash and short-term investments, less rewards program liabilities.

The Company also could not incur any additional indebtedness, secured or unsecured, except in the ordinary course of business; make loans or advances to others or guarantee others’ obligations except for certain ordinary advances to employees or ordinary customer credit terms; make investments; acquire any business; make capital expenditures except in the ordinary course of business; sell any material assets except in the ordinary course of business; or grant any security interests or mortgages in its properties or assets. After the date of the Loan Modification Agreement, any future contingent earn-out obligations were required to be subordinated to the Loan Documents.

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

As of March 31, 2024, we had not drawn any funds from the Revolving Line of Credit.

See “—Recent Developments – Termination of Revolving Line of Credit”.

Contractual Obligations

Property Leases

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2024	$444
2025	388
2026	189
2027	193
2028	67
Total future non-cancelable minimum lease payments	$1,281

Lease costs for the three months ended March 31, 2024 and 2023 totaled approximately $0.2 million and $0.1 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of March 31, 2024 and December 31, 2023, the Company had net deposits totaling approximately $2.9 million and $0.0 million, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Revolving Line of Credit. As stated above, as of March 31, 2024 and December 31, 2023, we had not drawn any funds from the Revolving Line of Credit under the Loan Documents.

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

We believe that the assumptions and estimates associated with the valuation of goodwill and intangible assets and contingent earn-out liabilities have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

Valuation of Goodwill and Intangible Assets

We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.

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

We assess the impairment of long-lived assets, including purchased property and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant under performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property and equipment and intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived assets stated on our consolidated balance sheets to reflect their estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

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

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A.16 to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the three months ended March 31, 2024, as follows:

●	We continued to utilize the services of external consultants for non-routine and/or technical accounting issues as they arise.

●	We continued to expand and improve our review process for complex accounting transactions by enhancing access to accounting literature, engaging third-party professionals with whom to consult regarding complex accounting applications, and hiring additional staff with the requisite experience and training to supplement existing accounting professionals.

●	Management, with the assistance of a third party, continued to perform an evaluation of the processes and procedures around our processes, internal control design gaps, and recommend process enhancements.

●	We continued to implement enhancements and process improvements, including the design and implementation of reporting systems through preparation for the January 2025 launch of our new NetSuite enterprise resource planning system.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in any such matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2024. For a description of the Company’s stock repurchase program, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
10.1	Commercial Loan Modification Agreement, dated as of February 12, 2024, between Salem Five Cents Savings Bank and Stran & Company, Inc. (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed on March 28, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2025	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)