Form 10-Q
period 2024-06-30
Stran & Company, Inc.
filed 2025-02-11
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Period Ended June 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,874	$8,059
Investments	9,603	10,393
Accounts receivable, net	12,015	16,223
Accounts receivable - related parties	828	853
Inventory	3,974	4,782
Prepaid corporate taxes	32	62
Prepaid expenses	617	953
Deposits	1,910	1,717
Total current assets	40,853	43,042

Property and equipment, net	1,715	1,521

OTHER ASSETS:
Intangible assets - customer lists, net	2,943	3,114
Other assets	23	23
Right of use asset - office leases	1,061	1,336
Total other assets	4,027	4,473
Total assets	$46,595	$49,036

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,875	$4,745
Accrued payroll and related	1,211	2,568
Unearned revenue	854	1,116
Rewards program liability	3,350	875
Sales tax payable	227	344
Current portion of contingent earn-out liabilities	224	224
Current portion of installment payment liabilities	398	786
Current portion of lease liability	519	528
Total current liabilities	10,658	11,186

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	763	763
Long-term installment payment liabilities	339	639
Long-term lease liability	550	798
Total long-term liabilities	1,652	2,200
Total liabilities	12,310	13,386

Commitments and contingencies (Note K)

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,589,086 and 18,539,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	38,433	38,263
Accumulated deficit	(4,118)	(2,602)
Accumulated other comprehensive loss	(32)	(13)
Total stockholders’ equity	34,285	35,650
Total liabilities and stockholders’ equity	$46,595	$49,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
SALES
Sales	$16,693	$17,285	$35,474	$33,256
Sales – related parties	—	130	46	130
Total sales	16,693	17,415	35,520	33,386

COST OF SALES:
Cost of sales	11,226	12,067	24,405	22,629
Cost of sales - related parties	—	100	35	100
Total cost of sales	11,226	12,167	24,440	22,729

GROSS PROFIT	5,467	5,248	11,080	10,657

OPERATING EXPENSES:
General and administrative expenses	6,575	6,245	12,857	12,236
Total operating expenses	6,575	6,245	12,857	12,236

LOSS FROM OPERATIONS	(1,108)	(997)	(1,777)	(1,579)

OTHER INCOME:
Other income	1	17	16	17
Interest income	82	146	175	284
Realized gain on investments	3	9	73	21
Total other income	86	172	264	322

LOSS BEFORE INCOME TAXES	(1,022)	(825)	(1,513)	(1,257)

Provision for income taxes	3	99	3	151

NET LOSS	$(1,025)	$(924)	$(1,516)	$(1,408)

NET LOSS PER COMMON SHARE
Basic	$(0.06)	$(0.05)	$(0.08)	$(0.08)
Diluted	$(0.06)	$(0.05)	$(0.08)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,589,086	18,532,342	18,581,957	18,504,761
Diluted	18,589,086	18,532,342	18,581,957	18,504,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Net loss	$(1,025)	$(924)	$(1,516)	$(1,408)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments (net of tax)	48	(43)	(19)	77
Total other comprehensive income (loss)	48	(43)	(19)	77

Comprehensive loss (income)	$(977)	$(967)	$(1,535)	$(1,331)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	50,086	—	150	—	—	150
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(491)	(491)
Balance, March 31, 2024	—	$—	18,589,086	$2	$38,413	$(80)	$(3,093)	$35,242
Stock-based compensation	—	—	—	—	20	—	—	20
Other comprehensive loss	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(1,025)	(1,025)
Balance, June 30, 2024	—	$—	18,589,086	$2	$38,433	$(32)	$(4,118)	$34,285

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income Loss	Deficit	Equity
Balance, January 1, 2023	—	$—	18,475,336	$2	$38,113	$(179)	$(2,217)	$35,719
Stock-based compensation	—	—	7,812	—	27	—	—	27
Other comprehensive income	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(484)	(484)
Balance, March 31, 2023 (Restated)	—	$—	18,483,148	$2	$38,140	$(59)	$(2,701)	$35,382
Stock-based compensation	—	—	57,500	—	110	—	—	110
Other comprehensive loss	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(924)	(924)
Balance, June 30, 2023 (Restated)	—	$—	18,540,648	$2	$38,250	$(102)	$(3,625)	$34,525

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(in thousands)

	2024	2023
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,516)	$(1,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	341	407
Adjustment to reconcile operating lease expense to cash paid	18	26
Change in allowance for credit losses	(288)	(59)
Noncash interest accretion	72	—
Stock-based compensation	170	137
Changes in operating assets and liabilities:
Accounts receivable	4,496	1,407
Accounts receivable – related parties	25	—
Inventory	808	1,546
Prepaid taxes	30	122
Prepaid expenses	336	(304)
Deposits	(193)	(1,066)
Accounts payable and accrued expenses	(871)	(1,480)
Accrued payroll and related	(1,357)	389
Unearned revenue	(262)	1,221
Rewards program liability	2,475	2,875
Sales tax payable	(117)	(74)
Net cash provided by operating activities	4,167	3,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(2,123)
Purchases of property and equipment	(364)	(579)
Proceeds from sale of investments	4,608	1,000
Purchase of investments	(3,836)	(1,355)
Net cash provided by (used in) investing activities	408	(3,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	—	(424)
Payment of installment payment liabilities	(760)	(175)
Net cash used in financing activities	(760)	(599)

NET INCREASE IN CASH	3,815	83

CASH AND CASH EQUIVALENTS - BEGINNING	8,059	15,254
CASH AND CASH EQUIVALENTS - ENDING	$11,874	$15,337

The accompanying notes are an integral part of these unaudited condensed financial statements.

STRAN & COMPANY, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(CONTINUED)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2024	2023
		(Restated)
Cash paid during the period for:
Interest	$—	$6
Income taxes	$29	$48

Noncash investing and financing activities:
Assets acquired in T R Miller business acquisition	$—	$5,236
Liabilities assumed in T R Miller business acquisition	$—	$3,113
Lease liabilities arising from obtaining right-of-use assets	$—	$1,034

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Basis of Presentation - The accompanying unaudited condensed financial statements as of and for the three and six months ended June 30, 2024, include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 22, 2024.

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

As of June 30, 2024 and December 31, 2023, the Company maintained deposits in three banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

For the three and six months ended June 30, 2024, the Company had two major customers to which sales accounted for approximately 12.7% and 10.0% of the Company’s revenues, respectively. The Company had accounts receivable from these customers amounting to 17.3% of the total accounts receivable balance.

For the three and six months ended June 30, 2023, the Company had three major customers to which sales accounted for approximately 13.4% and 21.3% of the Company’s revenues, respectively. The Company had accounts receivable from these customers amounting to 8.6% of the total accounts receivable balance.

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

9.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable as of June 30, 2024 and December 31, 2023, includes allowance for credit losses of $438 and $317, respectively.

	June 30, 2024	December 31, 2023
Trade accounts receivable	$13,281	$17,393
Less: allowance for credit losses on accounts receivable	(438)	(317)
Total accounts receivable, net	$12,843	$17,076

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

10.	Uncertainty in Income Taxes - As of June 30, 2024 and December 31, 2023, the Company determined it had uncertain tax positions of $2,448. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company recorded a nominal amount of interest expense which is included as part of income tax expense.

11.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance.

12.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

13.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

14.	Reclassifications - Certain reclassifications have been made to the Company’s previously issued Statements of Operations whereby amounts relating to (i) cost of sales, previously reflected as multiple components, have been aggregated and reclassified as a single line item, cost of sales. Additionally, certain reclassifications have been made to the Company’s previously issued Statements of Cash Flows whereby amounts relating to the payment of contingent earn-out and installment payments, previously aggregated and reflected as a single line item in the cash flows from financing activities, have been shown gross and shown as separate line items, payment of contingent earn-out liabilities and payment of installment payment liabilities. These reclassifications had no impact on previously reported net income, cash flows, or shareholders’ equity.

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

15.	Recent Accounting Pronouncements - Management has reviewed the following recent accounting pronouncements:

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

The Company is currently evaluating the impacts of adoption of this ASU, and expects to adopt ASU 2023-07 effective for the fiscal year 2024 as required under the standard..

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

The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

16.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through the date on which the financial statements were filed.

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

B.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

In connection with the re-audit of the financial statements of the Company, as of and for the fiscal years ended December 31, 2023 and 2022, which were previously audited by the Company’s prior independent registered public accounting firm, BF Borgers CPA PC, the Company identified certain accounting errors relating to compliance with U.S. GAAP in connection with the Company’s accounting of certain assets and liabilities as well as acquisition accounting. As a result of the re-audit, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued unaudited consolidated financial statements and the notes thereto as of and for the three and six months ended June 30, 2023 require restatement and should not be relied upon.

The following include descriptions of the significant adjustments to the Company’s previously reported June 30, 2023 financial statements included in this quarterly report.

1. Business Acquisitions

The Company incorrectly accounted for the Wildman Imprints former promotional products business division of Wildman Business Group, LLC, G.A.P. Promotions, LLC, Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions), Premier Business Services, and T R Miller Co., Inc. (“T R Miller”) acquisitions (“Acquisitions”) as asset acquisitions that would properly be accounted for as business combinations in accordance with ASC Topic 805, Business Combinations.

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

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

To correct the error, the Company recorded journal entries to correct end of the year deferred tax asset/(liability) balances. With respect to improper methods of tax accounting, the Company recorded an uncertain tax position (“FIN 48”) reserve for each of these items and will correct the improper methods of tax accounting by filing an automatic method change in its 2024 U.S. federal income tax return, which will be filed in 2025. The Company generated tax losses in 2021 and 2022, these losses were able to offset the effects of the improper methods for both 2021 and 2022. In addition, the Company plans to amend its 2023 U.S. federal income tax return, which will include a statement explaining additional adjustments such as charitable contributions and stock option expense to its 2021 and 2022 net operating loss carryforward balances. All tax entries have been booked as of June 30, 2024 and 2023, to reflect the correct income tax provision and deferred tax asset/(liability) balances. The Company recorded a valuation allowance as well in 2022 as the Company was in a cumulative deficit at that time.

4. Related Party Presentation

Certain amounts relating to the accounts receivable from related parties, previously reflected in Accounts Receivable, Net on the Company’s Balance Sheet, have been reclassified to Accounts Receivable – Related Parties. These reclassifications had no impact on the previously reported net earnings, cash flows or shareholders’ equity.

5. Accounts Receivable and Unearned Revenue Adjustment

The Company incorrectly recorded certain amounts in Accounts Receivable for products that were shipped but not billed as of June 30, 2023, rather than reducing Unearned Revenue for the customer deposits that were received prior to June 30, 2023.

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

To correct the error, the Company adjusted overstated freight revenue and corresponding freight expenses for the three and six months ended June 30, 2023.

7. Inventory Adjustment

The Company failed to perform a proper full physical inventory count.

As a part of the restatement process, the Company performed a physical inventory count and corresponding rollback analysis. The Company identified discrepancies between recorded and actual inventory levels.

To correct the error, the Company adjusted its inventory records and reduced its reported inventory value as of June 30, 2023, to accurately reflect the findings.

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

To correct the error, the Company adjusted realized gain (loss) on investment and corresponding other comprehensive income (loss) for the three and six months ended June 30, 2023.

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

9. Unearned Revenue and Sales Adjustment

The Company failed to recognize certain amounts as Sales for the products that were included in Unearned Revenue but shipped as of June 30, 2023. In addition, the Company did not reduce the inventory balance for the products that were shipped as of June 30, 2023. As a part of the restatement process, the Company performed reconciliations of unearned revenue and adjusted overstated Unearned Revenue and Inventory balances for the products that were shipped as of June 30, 2023.

*	Represents revision for immaterial error correction.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates indicated:

Balance Sheet as of June 30, 2023	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$15,271	$66	$15,337		*
Investments	10,278	(67)	10,211		*
Accounts receivable, net	13,959	(65)	13,894	4,5
Accounts receivable – related parties	—	130	130	4
Deferred income taxes	1,542	(1,542)	—	3
Inventory	5,821	(558)	5,263	7,9
Prepaid corporate taxes	87	(87)	—	3
Total current assets	49,630	(2,123)	47,507	3,4,5,7,9,	*

Intangible assets, net	10,712	(7,427)	3,285	1
Goodwill	—	810	810	1,2
Other assets	—	23	23	1
Right of use asset - office leases	1,470	122	1,592	1
Total other assets	12,182	(6,472)	5,710	1,2
Total assets	$63,107	$(8,595)	$54,512	1,2,3,4,5,7,9,	*

Accounts payable and accrued expenses	$3,012	$183	$3,195	3
Accrued payroll and related	997	2	999		*
Unearned revenue	2,291	(152)	2,139	5
Current portion of contingent earn-out liabilities	3,187	(2,793)	394	1
Current portion of installment payment liabilities	—	750	750	1
Current portion of lease liability	676	(145)	531	1
Total current liabilities	19,491	(2,155)	17,336	1,3,5,	*

Long-term contingent earn-out liabilities	4,883	(4,008)	875	1
Long-term installment payment liabilities	—	707	707	1
Long-term lease liability	763	306	1,069	1
Total long-term liabilities	5,646	(2,995)	2,651	1
Total liabilities	25,137	(5,150)	19,987	1,3,5,	*

Additional paid-in capital	38,417	(167)	38,250	1
Accumulated deficit	(449)	(3,176)	(3,625)	1,2,3,6,7,	*
Accumulated other comprehensive loss	—	(102)	(102)	8
Total stockholders’ equity	37,970	(3,445)	34,525	1,2,3,6,7,8,	*
Total liabilities and stockholders’ equity	$63,107	$(8,595)	$54,512	1,2,3,5,6,7,8,	*

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Statement of Operations for the Three Months Ended June 30, 2023	As Reported	Adjustment	As Restated	Reference
Sales	$17,470	$(185)	$17,285	6
Sales – related parties	—	130	130	4
Total sales	17,470	(55)	17,415	6,4

Cost of sales	12,393	(326)	12,067	6
Cost of sales – related parties	—	100	100	4
Total cost of sales	12,393	(226)	12,167	6

GROSS PROFIT	5,077	171	5,248	6

General and administrative expenses	6,351	(106)	6,245	1,	*
Total operating expenses	6,351	(106)	6,245	1,	*

LOSS FROM OPERATIONS	(1,274)	277	(997)	1,6,	*

Other income	15	2	17	1
Unrealized gain (loss) on investments	(33)	33	—	8
Realized gain on investments	—	9	9	8
Total other income	128	44	172	1,8

LOSS BEFORE INCOME TAXES	(1,146)	321	(825)	1,6,8,	*

Provision for income taxes	(308)	407	99	3

NET LOSS	$(838)	$(86)	$(924)	1,3,6,8	*

NET LOSS PER COMMON SHARE
Basic	$(0.05)	$0.00	$(0.05)	1,3,6,8	*
Diluted	$(0.05)	$0.00	$(0.05)	1,3,6,8	*

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,540,648	(8,306)	18,532,342		*
Diluted	18,540,648	(8,306)	18,532,342		*

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Statement of Operations for the Six Months Ended June 30, 2023	As Reported	Adjustment	As Restated	Reference
Sales	$33,246	$10	$33,256	6
Sales – related parties	—	130	130	4
Total sales	33,246	140	33,386	6

Cost of sales	23,476	(847)	22,629	6,9
Cost of sales – related parties	—	100	100	4
Total cost of sales	23,476	(747)	22,729	6

GROSS PROFIT	9,770	887	10,657	6

General and administrative expenses	12,430	(194)	12,236	1,	*
Total operating expenses	12,430	(194)	12,236	1,	*

LOSS FROM OPERATIONS	(2,660)	1,081	(1,579)	1,6,	*

Other income	72	(55)	17	1
Unrealized gain (loss) on investments	99	(99)	—	8
Realized gain on investments	—	21	21	8
Total other income	455	(133)	322	1,8

LOSS BEFORE INCOME TAXES	(2,205)	948	(1,257)	1,6,8	*

Provision for income taxes	(672)	823	151	3

NET LOSS	$(1,533)	$125	$(1,408)	1,3,6,8,	*

NET LOSS PER COMMON SHARE
Basic	$(0.08)	$0.00	$(0.08)	1,3,6,8,	*
Diluted	$(0.08)	$0.00	$(0.08)	1,3,6,8,	*

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,540,834	(36,073)	18,504,761		*
Diluted	18,540,834	(36,073)	18,504,761		*

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

	Common Stock
Statement of Stockholders’ Equity for the Six Months Ended June 30, 2023	Shares	Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stock-holders’ Equity
Balance, June 30, 2023 (As Reported)	18,540,834	$2	$38,417	$—	$(449)	$37,970
Adjustments	(186)	—	(167)	(102)	(3,176)	(3,445)
Balance, June 30, 2023 (As Restated)	18,540,648	$2	$38,250	$(102)	$(3,625)	$34,525

Statement of Cash Flows for the Six Months Ended June 30, 2023	As Reported	Adjustment	As Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,533)	$125	$(1,408)	1,3,4,6,8,	*
Deferred Income Taxes (Credit)	(701)	701	—
Depreciation and amortization	654	(247)	407	1,7
Adjustment to reconcile operating lease expense to cash paid	—	26	26		*
Change in allowance for credit losses	—	(59)	(59)	5,	*
Intangible asset impairment, net	(68)	68	—	1
Stock-based compensation	110	27	137
Unrealized gain (loss) on investments	(99)	99	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	484	923	1,407	5
Inventory	1,047	499	1,546	7
Prepaid taxes	—	122	122
Prepaid expenses	(309)	5	(304)		*
Accounts payable and accrued expenses	(1,039)	(441)	(1,480)		*
Unearned revenue	1,657	(436)	1,221	5
Net cash used in operating activities	2,327	1,412	3,739	1,3,5,6,7,8,	*

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(741)	(1,382)	(2,123)	1
Proceeds from sale of investments	—	1,000	1,000	8
Purchase of investments	(403)	(952)	(1,355)	8
Net cash used in investing activities	(1,723)	(1,334)	(3,057)	1,8

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(586)	162	(424)	1
Payment of installment payment liabilities	—	(175)	(175)	1
Net cash used in financing activities	(586)	(13)	(599)	1

NET DECREASE IN CASH	18	65	83	1,3,5,6,7,8,	*
CASH - ENDING	$15,272	$65	$15,337	1,3,5,6,7,8,	*

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

C.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024 and December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options are estimated based on the Black-Scholes model during the six months ended June 30, 2024 and the year ended December 31, 2023.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Assets:
Investments	1	$9,603	$10,393

Liabilities:
Earn-out liabilities	3	$987	$987

Investments

The Company’s investments consisted of the following as of June 30, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$440	$—	$440
Corporate bonds	3,169	(66)	3,103
Mutual funds	747	12	759
US Treasury bills	5,279	22	5,301
	$9,635	$(32)	$9,603

Earn-Out Liabilities

For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any change in fair value of contingent earn-out liability as it was deemed immaterial in both periods.

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

D.	INVENTORY:

Inventory consists of the following:

	June 30, 2024	December 31, 2023
Finished goods (branded products)	$3,249	$4,182
Goods in process (un-branded products)	725	600
	$3,974	$4,782

E.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Leasehold improvements	$6	$6
Office furniture and equipment	584	558
Software	2,806	2,468
Transportation equipment	62	62
	3,458	3,094
Accumulated depreciation	(1,743)	(1,573)
	$1,715	$1,521

The Company recorded depreciation expense of $126 and $192 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded depreciation expense of $170 and $284 for the six months ending June 30, 2024 and 2023, respectively.

F.	INTANGIBLE ASSETS:

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

		As of June 30, 2024			As of December 31, 2023
	Estimated Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	10 - 12 years	$3,716	$(773)	$2,943	$3,716	$(602)	$3,114
Total		$3,716	$(773)	$2,943	$3,716	$(602)	$3,114

The Company recorded amortization expense of $85 and $67 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense of $171 and $123 for the six months ended June 30, 2024 and 2023, respectively.

The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
Remainder of 2024	$172
2025	343
2026	343
2027	343
2028	343
Thereafter	1,399
Total	$2,943

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

The following table summarizes the estimated fair value of the total consideration required to be paid pursuant to the T R Miller Purchase Agreement as of the T R Miller Closing Date:

Cash	$1,000
Cash adjustment for working capital	1,123
Present value of installment payments	951
Fair value of earn-out payments	467
Total consideration	$3,541

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

Pro forma disclosure for the T R Miller Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the six months ended June 30, 2023, as if the T R Miller Acquisition had taken place on January 1, 2023. The financial results of the T R Miller Acquisition are included in the Company’s statements of operation for the three and six months ended June 30, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

June 30, 2023
Sales	$41,125
Costs of sales	28,120
Gross profit	13,005
Operating expenses	14,259
Loss from operations	(1,254)
Other income (expense)
Other income	36
Interest income (expense), net	187
Realized gain (loss) on investments	73
296
Loss before taxes	(958)
Provision for income taxes	3
Net loss	(961)

Net loss per share - basic & diluted	$(0.05)
Weighted average shares outstanding - basic & diluted	18,540,648

H.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

	June 30, 2024	December 31, 2023
Cost of sales - purchases	$3,027	$3,218
Other payables and accrued expenses	848	1,527
	$3,875	$4,745

I.	INSTALLMENT PAYMENT LIABILITY:

A reconciliation of the installment payment liability is included below:

Balance as of December 31, 2023	$1,425
Additions pursuant to acquisitions	—
Interest accretion	72
Payments made	(760)
Balance as of June 30, 2024	$737

Current portion of installment payment liabilities	$398
Long-term installment payment liabilities	$339

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

J.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Three months ended June 30,		Six months ended June 30,
Revenue generated per major product category	2024	2023	2024	2023
		(Restated)		(Restated)
Promotional products - dropshipping	$8,128	$6,959	$16,538	$13,082
Promotional products – Company owned inventory	3,605	4,258	6,204	8,945
Promotional products – bulk dropshipping	3,123	4,354	8,889	7,221
Promotional products – third-party distributor	1,402	1,537	3,076	3,467
Rewards program	254	197	540	486
Additional services	181	110	273	185
	$16,693	$17,415	$35,520	$33,386

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	June 30, 2024	June 30, 2023
		(Restated)
Balance at January 1,	$1,116	$633
Revenue recognized	(1,042)	(464)
Amounts collected or invoiced	780	1,970
Unearned revenue	$854	$2,139

K.	COMMITMENTS AND CONTINGENCIES:

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

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. The lease included an escalation clause with annual increases of approximately 2.5% increase per year. The associated lease right-of-use asset and lease liability is $358 as of June 30, 2024, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The Company associated lease right-of-use asset and lease liability is $115 as of June 30, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The Company associated lease right-of-use asset and lease liability is $720 as of June 30, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following schedule represents the components of lease expense:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease cost		(Restated)		(Restated)
Operating lease cost	$154	$137	$326	$265
Total	$154	$137	$326	$265

The following schedule represents maturities of operating lease liabilities as of June 30, 2024:

Operating Minimum Lease Payments
Remainder of 2024	$287
2025	361
2026	189
2027	185
2028	65
Thereafter	—
Total payments	1,087
Less amount representing interest	(18)
Present value of payments	$1,069

The following schedule sets forth supplemental cash flow information related to operating leases for the three and six months ended June 30, 2024 and 2023 :

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Other information		(Restated)		(Restated)
Operating cash flows from operating lease	$—	$1,034	$—	$1,034

The aggregate weighted average remaining lease term was 3.04 years as of June 30, 2024. The aggregate weighted average discount rate was 3.38% as of June 30, 2024.

L.	NOTE PAYABLE - LINE OF CREDIT:

The Company has a $7,000 line of credit with Salem Five Cents Savings Bank. As of June 30, 2024 and December 31, 2023, borrowings on this line of credit amounted to zero. The line bears interest at prime rate plus 0.5% per annum. At June 30, 2024 and December 31, 2023, the interest rate was 9.00% and 9.00%, respectively. The line is reviewed annually and is due on demand. This line of credit is secured by substantially all assets of the Company. The line of credit was terminated effective August 26, 2024.

M.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At June 30, 2024 and December 31, 2023, the Company had deposits totaling $3,350 and $875, respectively.

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

N.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of June 30, 2024, the number of shares of common stock available for issuance under the 2021 Plan is 1,041,323 shares of common stock.

Stock-based compensation expense included the following components:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Stock options	$17	$12	$17	$25
Restricted stock	3	98	153	112
	$20	$110	$170	$137

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

A summary of option activity under the 2021 Plan as of and for the six months ended June 30, 2024 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,466,062	$4.15	$—
Granted	—	—	—
Forfeited or expired and other adjustments	(54,096)	4.71	—
Outstanding at June 30, 2024	1,411,966	$3.95	$—
Vested and exercisable at June 30, 2024	921,834	$4.04	$—

The Company did not issue any options during the six months ended June 30, 2024. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $1.55. The weighted-average remaining contractual term for the outstanding options is approximately 8 years as of June 30, 2024.

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

A summary of restricted stock activity under the 2021 Plan as of and for the six months ended June 30, 2024 is presented below:

Restricted Stock	Time-Based
Outstanding at December 31, 2023	15,736
Granted	54,086
Vested	(50,086)
Forfeited	(166)
Outstanding at June 30, 2024	19,570

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

O.	LOSS PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	June 30, 2024	June 30, 2023
		(Restated)
Warrants	10,074,195	10,074,195
Stock options	921,834	588,396
	10,996,029	10,662,591

For the three and six months ended June 30, 2024 and 2023, as a result of the net losses in these periods, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

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

The accounts receivable balance on the Company’s balance sheets as of June 30, 2024 was $12,015, net of $438 of allowances. The following table provides a roll-forward of the allowance for credit losses for the six months ending June 30, 2024 and 2023 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	June 30, 2024	June 30, 2023
		(Restated)
Balance of allowance for credit losses, beginning of period	$(317)	$(264)
Current period change for write-offs	167	59
Current period change for expected credit losses	(288)	(59)
Balance of allowance for credit losses, end of period	$(438)	$(264)

Q.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	June 30, 2024	December 31, 2023
Innovative Genetics, Inc.	Alejandro Tani, member of board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’s logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$828	$853

STRAN & COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Amounts due and paid to related party

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). The Company and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020 (the “Buyer’s Agreement”). Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with the Company’s acquisition of the Wildman Imprints assets. The Company agreed to pay Engage & Excel a fee of $20 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. The Company has paid Engage & Excel approximately $23 as of June 30, 2024.

Separately from the Buyer’s Agreement, in 2023, the Company paid Engage & Excel approximately $18 for recruiting fees and $20 for consulting fees relating to the T R Miller assets acquisition. The Company also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. The Company has paid Engage & Excel for consulting services $5 as of June 30, 2024. The Company’s board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. Due to Mr. Chippindale’s indirect compensation under the agreement, the board has determined that he is currently not eligible to be a member of our Audit Committee.

R.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended June 30, 2024 and 2023, advertising costs amounted to $90 and $135, respectively. For the six months ending June 30, 2024 and 2023, advertising costs amounted to $195 and $307, respectively.

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

As a result of the Closing, the Company indirectly acquired substantially all of the assets of Bangarang, including all of the equity of Gander Group Louisiana, LLC, a Louisiana limited liability company, which will be a wholly-owned subsidiary of the Purchaser.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three and six months ended June 30, 2024, program clients accounted for 81.3% and 82.7% of total revenue, respectively. For the three and six months ended June 30, 2023, program clients accounted for 77.4% and 79.2% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales decreased 4.1% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and increased 6.4% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which we believe was primarily due to higher spending from existing clients as well as business from new customers. We benefited from the acquisition of the assets of T R Miller Co., Inc., or T R Miller, in June 2023.

As of June 30, 2024, we had approximately $46.6 million of total assets with approximately $34.3 million of total stockholders’ equity.

Restatement of Previously Issued Consolidated Financial Statements

This Quarterly Report on Form 10-Q includes financial statements that restate the Company’s financial statements as of and for the three and six months ended June 30, 2023. This Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes restated financial information as of and for the three and six months ended June 30, 2023. Refer to Note B to the financial statements included in this Quarterly Report on Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and 2023 both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2024		2023 (Restated)
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$16,693	100.0%	$17,285	99.3%
Sales – related parties	—	—%	130	0.7%
Total sales	16,693	100.0%	17,415	100.0%

COST OF SALES:
Cost of sales	11,226	67.2%	12,067	69.3%
Cost of sales - related parties	—	—%	100	0.6%
Total cost of sales	11,226	67.2%	12,167	69.9%

GROSS PROFIT	5,467	32.8%	5,248	30.1%

OPERATING EXPENSES:
General and administrative expenses	6,575	39.4%	6,245	35.9%
Total operating expenses	6,575	39.4%	6,245	35.9%

LOSS FROM OPERATIONS	(1,108)	(6.6)%	(997)	(5.7)%

OTHER INCOME:
Other income	1	—%	17	0.1%
Interest income	82	0.5%	146	0.8%
Realized gain on investments	3	—%	9	0.1%
Total other income	86	0.5%	172	1.0%

LOSS BEFORE INCOME TAXES	(1,022)	(6.1)%	(825)	(4.7)%

Provision for income taxes	3	—%	99	0.6%

NET LOSS	$(1,025)	(6.1)%	$(924)	(5.3)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales decreased 4.1% to approximately $16.7 million for the three months ended June 30, 2024, from approximately $17.3 million for the three months ended June 30, 2023. The decrease was primarily due to lower spending from new and existing clients, partially offset from the acquisition of the assets of T R Miller in June 2023.

Cost of Sales

Our total cost of sales decreased 7.7% to approximately $11.2 million for the three months ended June 30, 2024, from approximately $12.2 million for the three months ended June 30, 2023. As a percentage of sales, cost of sales decreased to 67.2% for the three months ended June 30, 2024 from 69.9% for the three months ended June 30, 2023. The decrease in the dollar amount of cost of sales was primarily due to improvement in purchasing from suppliers along with a decrease in sales of 4.1% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 4.2% to approximately $5.5 million, or 32.8% of sales, for the three months ended June 30, 2024, from approximately $5.2 million, or 30.1% of sales, for the three months ended June 30, 2023. The increase in the dollar amount of gross profit was due to a decrease in cost of sales of approximately $0.9 million for the reasons described above, which was offset by a decrease in sales of approximately $0.7 million in aggregate for the reasons described above. The increase in gross profit margin to 32.8% for the three months ended June 30, 2024 compared to 30.1% for the three months ended June 30, 2023 was primarily due to improvements in purchasing from suppliers.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 5.3% to approximately $6.6 million for the three months ended June 30, 2024, from approximately $6.2 million for the three months ended June 30, 2023. As a percentage of sales, operating expenses increased to 39.4% for the three months ended June 30, 2024, from 35.9% for the three months ended June 30, 2023. The increase in the dollar amount of operating expenses was primarily due to an increase in aggregate expenses related to the organic growth in our business.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income was approximately $1 thousand for the three months ended June 30, 2024, compared to approximately $17 for the three months ended June 30, 2023. This change was primarily due to noncash accretion expense related to certain installment payment liabilities. Our interest income was approximately $82 thousand for the three months ended June 30, 2024, compared to approximately $146 thousand for the three months ended June 30, 2023. This change was primarily due to a decrease in interest generated from investments. Our realized gain on investments was approximately $3 thousand for the three months ended June 30, 2024, compared to approximately $9 thousand for the three months ended June 30, 2023. This change was primarily due to the recording of all investments at estimated fair value.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended June 30, 2024 was approximately $3 thousand compared to income tax provision of approximately $0.1 million for the three months ended June 30, 2023. Income tax provision for the three months ended June 30, 2024 and 2023 accounted for 0.2% and 12.0%, respectively, of loss before income taxes of approximately $1.0 million and approximately $0.8 million, respectively. As of June 30, 2024 and 2023, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets as well as a minimum state tax liability. The company recorded a valuation allowance since its generated a deficit over a three-year cumulative period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2023.

Net Loss

Our net loss for the three months ended June 30, 2024 was approximately $1.0 million, compared to approximately $0.9 million for the three months ended June 30, 2023. This change was primarily due to the increase in operating expenses for the reasons described above, partially offset by the increase in gross profit.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and 2023 both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2024		2023 (Restated)
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$35,474	99.9%	$33,256	99.6%
Sales – related parties	46	0.1%	130	0.4%
Total sales	35,520	100.0%	33,386	100.0%

COST OF SALES:
Cost of sales	24,405	68.7%	22,629	67.8%
Cost of sales - related parties	35	0.1%	100	0.3%
Total cost of sales	24,440	68.8%	22,729	68.1%

GROSS PROFIT	11,080	31.2%	10,657	31.9%

OPERATING EXPENSES:
General and administrative expenses	12,857	36.2%	12,236	36.7%
Total operating expenses	12,857	36.2%	12,236	36.7%

LOSS FROM OPERATIONS	(1,777)	(5.0)%	(1,579)	(4.7)%

OTHER INCOME:
Other income	16	—%	17	0.1%
Interest income	175	0.5%	284	0.9%
Realized gain on investments	73	0.2%	21	0.1%
Total other income	264	0.7%	322	1.0%

LOSS BEFORE INCOME TAXES	(1,513)	(4.3)%	(1,257)	(3.8)%

Provision for income taxes	3	—%	151	0.5%

NET LOSS	$(1,516)	(4.3)%	$(1,408)	(4.2)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits.

Our sales increased 6.4% to approximately $35.5 million for the six months ended June 30, 2024, from approximately $33.4 million for the six months ended June 30, 2023. The increase was primarily due to higher spending from existing clients as well as business from new customers.

Cost of Sales

Our total cost of sales increased 7.5% to approximately $24.4 million for the six months ended June 30, 2024, from approximately $22.7 million for the six months ended June 30, 2023. As a percentage of sales, cost of sales decreased to 68.8% for the six months ended June 30, 2024 from 68.1% for the six months ended June 30, 2023. The increase in the dollar amount of cost of sales was primarily due to an increase in sales of 6.4% from period to period.

Gross Profit

Gross profit consists of sales less total costs of sales. Our gross profit increased 4.0% to approximately $11.1 million, or 31.2% of sales, for the six months ended June 30, 2024, from approximately $10.7 million, or 31.9% of sales, for the six months ended June 30, 2023. The increase in the dollar amount of gross profit was due to an increase in sales of approximately $2.1 million for the reasons described above, partially offset by an increase in cost of sales of approximately $1.7 million in aggregate for the reasons described above. The decrease in gross profit margin to 31.2% for the six months ended June 30, 2024 compared to 31.9% for the six months ended June 30, 2023 was primarily due to increases in product costs from vendors during the three months ended March 31, 2024, partially offset by improvements in purchasing from vendors in the three months ended June 30, 2024.

Operating Expenses

Operating expenses consist of general and administrative expenses. Our operating expenses increased 5.1% to approximately $12.9 million for the six months ended June 30, 2024, from approximately $12.2 million for the six months ended June 30, 2023. As a percentage of sales, operating expenses decreased to 36.2% for the six months ended June 30, 2024, from 36.7% for the six months ended June 30, 2023. The increase in the dollar amount of operating expenses was primarily due to an increase in aggregate expenses related to the organic growth in our business.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income was approximately $16 thousand for the six months ended June 30, 2024, compared to approximately $17 for the six months ended June 30, 2023. This change was primarily due to noncash accretion expense related to the installment payment liabilities. Our interest income was approximately $175 thousand for the six months ended June 30, 2024, compared to approximately $284 thousand for the six months ended June 30, 2023. This change was primarily due to a decrease in interest generated from investments. Our realized gain on investments was approximately $73 thousand for the six months ended June 30, 2024, compared to approximately $21 thousand for the six months ended June 30, 2023. This change was primarily due to the recording of all investments at estimated fair value.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the six months ended June 30, 2024 was approximately $3 thousand compared to income tax provision of approximately $0.2 million for the six months ended June 30, 2023. Income tax provision for the six months ended June 2024 and 2023 accounted for 0.2% and 12.0%, respectively, of loss before income taxes of approximately $1.5 million and approximately $1.3 million, respectively. As of June 30, 2024 and 2023, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets as well as a minimum state tax liability. The company recorded a valuation allowance since its generated a deficit over a three-year cumulative period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2023.

Net Loss

Our net loss for the six months ended June 30, 2024 was approximately $1.5 million, compared to approximately $1.4 million for the six months ended June 30, 2023. This change was primarily due to an increase in costs of sales and general and administrative expenses, as described above, partially offset by the increase in sales, as described above.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of approximately $11.9 million and investments of approximately $9.6 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended June 30, 2025 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024 (in thousands)	2023 (Restated) (in thousands)
Net cash provided by operating activities	$4,167	$3,739
Net cash provided by (used in) investing activities	408	(3,057)
Net cash used in financing activities	(760)	(599)
Net increase in cash	3,815	83
Cash and cash equivalents - beginning	8,059	15,254
Cash and cash equivalents - ending	$11,874	$15,337

Net cash provided by operating activities was approximately $4.2 million for the six months ended June 30, 2024, as compared to net cash provided by operating activities of approximately $3.7 million for the six months ended June 30, 2023. The increase in net cash provided by operating activities was primarily due to a decrease in accounts receivable.

Net cash provided by investing activities was approximately $0.4 million for the six months ended June 30, 2024, as compared to net cash used by investing activities of approximately $3.1 million for the six months ended June 30, 2023. The change was primarily due to increased proceeds from the sale of investments, partially offset by increased purchases of investments.

Net cash used in financing activities was approximately $0.8 million for the six months ended June 30, 2024, as compared to approximately $0.6 million for the six months ended June 30, 2023. The increase in net cash used in financing activities was primarily due to reduced payments of contingent earn-out liabilities and increased payments of installment payment liabilities.

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

As of June 30, 2024, we had repurchased a total of 1,815,166 shares of common stock for total payments of approximately $3.4 million, and approximately $6.6 million remained available under the stock repurchase program for future stock repurchases. During the six months ended June 30, 2024, we did not repurchase any shares.

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

The Revolving Line of Credit was also subject to ongoing affirmative obligations of the Company, including: Making punctual repayment of the Revolving Line of Credit amount; maintaining proper accounting books and records in accordance with the opinion of LMHS, P.C. or another Certified Public Accountant acceptable to Salem Five Cents; allowing Salem Five Cents to inspect its accounting books and records; furnishing audited, quarterly, monthly and other financial statements to Salem Five Cents; prior to the date of the Loan Modification Agreement, making payment of Salem Five Cents’ reasonable expenses for a field exam in 2022; and following the date of the Loan Modification Agreement, making payment of Lender’s reasonable expenses for a field exam in 2024; allowing Salem Five Cents to communicate with its accountants; maintaining its properties in good repair subject to ordinary wear and tear; obtaining replacement-cost insurance for its property with Salem Five Cents as Mortgagee/Loss Payee; causing management contracts for the Company’s properties to be subordinated to the rights of Salem Five Cents; and allowing no change of property management company without the prior written consent of Salem Five Cents.

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

As of June 30, 2024 and December 31, 2023, we had not drawn any funds from the Revolving Line of Credit.

See “—Recent Developments – Termination of Revolving Line of Credit”.

Contractual Obligations

Property Leases

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2024	$287
2025	361
2026	189
2027	185
2028	65
Total future non-cancelable minimum lease payments	$1,087

Lease costs for the three months ended June 30, 2024 and 2023 totaled approximately $0.2 million and $0.1 million, respectively. Lease costs for the six months ended June 30, 2024 and 2023 totaled approximately $0.3 million and $0.3 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of June 30, 2024 and December 31, 2023, the Company had net deposits totaling approximately $3.4 million and $0.9 million, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Revolving Line of Credit. As stated above, as of June 30, 2024 and December 31, 2023, we had not drawn any funds from the Revolving Line of Credit under the Loan Documents.

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

We believe that the assumptions and estimates associated with the valuation of goodwill and intangible assets, and contingent earn-out liabilities have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the three months ended June 30, 2024, as follows:

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result any such matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2024. For a description of the Company’s stock repurchase program, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

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