Form 10-Q
period 2024-09-30
Stran & Company, Inc.
filed 2025-03-07
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of March 3, 2025, there were 18,608,408 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,036	$8,059
Investments	6,934	10,393
Accounts receivable, net	13,748	16,223
Accounts receivable - related parties	1,092	853
Inventory	4,768	4,782
Prepaid corporate taxes	34	62
Prepaid expenses	1,310	953
Deposits	650	1,717
Other current assets	63	—
Total current assets	38,635	43,042

Property and equipment, net	1,727	1,521

OTHER ASSETS:
Intangible assets - customer lists, net	4,301	3,114
Intangible assets - trade name	654	—
Goodwill	2,542	—
Other assets	23	23
Right of use asset - office leases	930	1,336
Total other assets	8,450	4,473
Total assets	$48,812	$49,036

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,194	$4,745
Accrued payroll and related	1,537	2,568
Unearned revenue	3,002	1,116
Rewards program liability	3,000	875
Sales tax payable	212	344
Current portion of contingent earn-out liabilities	156	224
Current portion of installment payment liabilities	372	786
Current portion of lease liability	443	528
Total current liabilities	14,916	11,186

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	763	763
Long-term installment payment liabilities	339	639
Long-term lease liability	491	798
Total long-term liabilities	1,593	2,200
Total liabilities	16,509	13,386

Commitments and contingencies (Note K)

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,589,086 and 18,539,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	38,436	38,263
Accumulated deficit	(6,156)	(2,602)
Accumulated other comprehensive loss	21	(13)
Total stockholders’ equity	32,303	35,650
Total liabilities and stockholders’ equity	$48,812	$49,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
SALES
Sales	$19,730	$18,951	$55,204	$52,207
Sales – related parties	414	723	460	853
Total sales	20,144	19,674	55,664	53,060

COST OF SALES:
Cost of sales	13,873	12,719	38,278	35,348
Cost of sales - related parties	319	556	354	656
Total cost of sales	14,192	13,275	38,632	36,004

GROSS PROFIT	5,952	6,399	17,032	17,056

OPERATING EXPENSES:
General and administrative expenses	8,136	5,732	20,993	17,968
Total operating expenses	8,136	5,732	20,993	17,968

(LOSS) INCOME FROM OPERATIONS	(2,184)	667	(3,961)	(912)

OTHER INCOME:
Other (expense) income	(22)	202	(6)	219
Interest income	64	183	239	467
Realized gain on investments	103	77	176	98
Total other income	145	462	409	784

(LOSS) INCOME BEFORE INCOME TAXES	(2,039)	1,129	(3,552)	(128)

Provision (benefit) for income taxes	(1)	(136)	2	15

NET (LOSS) INCOME	$(2,038)	$1,265	$(3,554)	$(143)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.11)	$0.07	$(0.19)	$(0.01)
Diluted	$(0.11)	$0.04	$(0.19)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,589,086	18,534,772	18,584,359	18,514,875
Diluted	18,589,086	29,239,195	18,584,359	18,514,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Net (loss) income	$(2,038)	$1,265	$(3,554)	$(143)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments (net of tax)	53	(41)	34	36
Total other comprehensive income (loss)	53	(41)	34	36

Comprehensive (loss) income	$(1,985)	$1,224	$(3,520)	$(107)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands, except share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	50,086	—	150	—	—	150
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(491)	(491)
Balance, March 31, 2024	—	$—	18,589,086	$2	$38,413	$(80)	$(3,093)	$35,242
Stock-based compensation	—	—	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(1,025)	(1,025)
Balance, June 30, 2024	—	$—	18,589,086	$2	$38,433	$(32)	$(4,118)	$34,285
Stock-based compensation	—	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	—	53	—	53
Net loss	—	—	—	—	—	—	(2,038)	(2,038)
Balance, September 30, 2024	—	$—	18,589,086	$2	$38,436	$21	$(6,156)	$32,303

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2023	—	$—	18,475,336	$2	$38,113	$(179)	$(2,217)	$35,719
Stock-based compensation	—	—	7,812	—	27	—	—	27
Other comprehensive income	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(484)	(484)
Balance, March 31, 2023	—	$—	18,483,148	$2	$38,140	$(59)	$(2,701)	$35,382
Stock-based compensation	—	—	57,500	—	110	—	—	110
Other comprehensive loss	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(924)	(924)
Balance, June 30, 2023	—	$—	18,540,648	$2	$38,250	$(102)	$(3,625)	$34,525
Stock-based compensation	—	—	—	—	6	—	—	6
Stock repurchase program	—	—	(19,502)	—	(24)	—	—	(24)
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	1,265	1,265
Balance September 30, 2023 (Restated)	—	$—	18,521,146	$2	$38,232	$(143)	$(2,360)	$35,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands)

(unaudited)

	2024	2023
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,554)	$(143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	574	589
Debt forgiveness	—	(162)
Adjustment to reconcile operating lease expense to cash paid	15	27
Change in allowance for credit losses	100	59
Noncash interest accretion	84	—
Stock-based compensation	173	143
Changes in operating assets and liabilities:
Accounts receivable	4,092	(361)
Accounts receivable – related parties	(239)	(853)
Inventory	954	1,051
Prepaid taxes	28	(14)
Prepaid expenses	574	(404)
Deposits	1,139	(1,976)
Other Assets	(63)	—
Accounts payable and accrued expenses	(2,888)	651
Accrued payroll and related	(1,267)	621
Unearned revenue	(262)	2,510
Rewards program liability	2,125	(3,250)
Sales tax payable	(158)	(86)
Net cash provided by (used in) operating activities	1,427	(1,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(1,469)	(2,123)
Purchases of property and equipment	(508)	(795)
Proceeds from sale of investments	9,161	3,031
Purchase of investments	(5,668)	(3,545)
Net cash provided by (used in) investing activities	1,516	(3,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(68)	(628)
Payment of installment payment liabilities	(798)	(210)
Payment of notes payable	(100)	—
Payment for stock repurchase	—	(24)
Net cash used in financing activities	(966)	(862)

NET INCREASE (DECREASE) IN CASH	1,977	(5,892)

CASH AND CASH EQUIVALENTS - BEGINNING	8,059	15,254
CASH AND CASH EQUIVALENTS - ENDING	$10,036	$9,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(CONTINUED)

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2024	2023
		(Restated)
Cash paid during the period for:
Interest	$83	$19
Income taxes	$2	$48

Noncash investing and financing activities:
Assets acquired in Gander Group business acquisition	$8,314	$—
Liabilities assumed in Gander Group business acquisition	$6,845	$—
Assets acquired in T R Miller business acquisition	$—	$5,236
Liabilities assumed in T R Miller business acquisition	$—	$3,113
Lease liabilities arising from obtaining right-of-use assets	$—	$1,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

A.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Organization - Stran & Company, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts and commenced operations on November 17, 1995. The Company re-incorporated under the laws of the State of Nevada on May 24, 2021.

On August 23, 2024, Stran Loyalty Solutions, LLC, a Nevada limited liability company (the “Purchaser” or “Stran Loyalty Solutions”), a wholly-owned subsidiary of the Company, entered into a Secured Party Sale Agreement, dated as of August 23, 2024 (the “Sale Agreement”), between Stran Loyalty Solutions and Sallyport Commercial Finance, LLC, a Delaware limited liability company (“Secured Party”), pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of Gander Group, in and to substantially all of the assets of Gander Group (the “Gander Group Assets”) from Secured Party as a private sale pursuant to Article 9 of the Uniform Commercial Code (the “Gander Group Transaction”).

The Gander Group Transaction was treated as a business combination in accordance with ASC 805, Business Combinations. Stran Loyalty Solutions is a wholly owned subsidiary of the Company and Gander Group Louisiana, LLC is a wholly owned subsidiary of Stran Loyalty Solutions.

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Basis of Presentation - The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 22, 2025.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, and we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the information in the following unaudited condensed consolidated financial statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year.

5.	Principles of Consolidation - The Company’s unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

6.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure of certain assets, liabilities and expenses. The most significant estimates in the Company’s financial statements relate to the fair value of assets and liabilities assumed in acquisitions and the fair value of the contingent earnout liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

7.	Fair Value Measurements and Fair Value of Financial Instruments - The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

As of September 30, 2024 and December 31, 2023, the Company maintained deposits in four banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

For the three and nine months ended September 30, 2024, the Company had one major customer to which sales accounted for approximately 10.7% and 10.3% of the Company’s revenues, respectively. The Company had accounts receivable from this customer amounting to 0.8% of the total accounts receivable balance. For the three and nine months ended September 30, 2023, the Company had one major customer to which sales accounted for approximately 20.6% and 14.7% of the Company’s revenues, respectively. The Company had accounts receivable from this customer amounting to 0.0% of the total accounts receivable balance.

9.	Revenue Recognition - The Company accounts for revenue under ASC 606, Revenue for Contracts with Customers (“ASC 606”). Revenue is generated through various types of transactions, including promotional product sales, administering a customer’s rewards program, administering redemption code programs, and additional contract add-ons to enhance customer experience. The Company follows the five step model of revenue recognition:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to the performance obligations within the contract; and

v.	recognize revenue when (or as) the entity satisfies a performance obligation.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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

10.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable as of September 30, 2024 and December 31, 2023, includes allowance for credit losses of $360 and $317, respectively.

	September 30, 2024	December 31, 2023
Trade accounts receivable	$14,108	$16,540
Less: allowance for credit losses on accounts receivable	(360)	(317)
Total accounts receivable, net	$13,748	$16,223
Accounts receivable - related party	1,092	853
Total accounts receivable from all sources	$14,840	$17,076

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

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. Impairment testing is conducted at the reporting unit level. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of its reporting units exceeds its estimated fair value. Under ASC 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of discounted cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value, and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. The single step is to determine the estimated fair value of the reporting units and compare it to the carrying values of the reporting units, including goodwill. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of the reporting units is less than their carrying value, we then measure the fair value of the reporting units and compare their fair value to the carrying value (Step 1 of the goodwill impairment test). The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs.

The Company’s trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company tests its intangible assets with indefinite lives annually on October 1 in accordance with ASC 350 which requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using a relief from royalty approach that was discounted for the time value of money; specifically, based on discounted cash flows.

Customer relationships and other definite-lived intangible assets are amortized over their estimated useful lives using the straight-line method. Definite-lived intangible assets are tested periodically for impairment in accordance with ASC 360, Property, Plant and Equipment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The evaluation for recoverability involves comparing the carrying amount of the definite-lived intangible asset to the Company’s expectations of the future undiscounted cash flows derived from the definite-lived intangible asset. In the event the carrying value of the definite-lived intangible asset exceeds the undiscounted future cash flows expected to be derived from the definite-lived intangible asset over its remaining estimated useful life, the definite-lived intangible asset is considered not recoverable and the definite-lived intangible asset is tested for impairment. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in the period that the impairment occurs.

12.	Uncertainty in Income Taxes - As of September 30, 2024 and December 31, 2023, the Company determined it had uncertain tax positions of $2,448. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company recorded a nominal amount of interest expense which is included as part of income tax expense.

13.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance.

14.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying statements of operations.

15.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non-employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. Volatility is based on the Company’s publicly traded historical volatility.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

16.	Segments - In its operation of the business, management, including our chief operating decision maker (CODM), who is also our CEO, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

For all of the segments, the CODM uses segment revenue, gross margin and segment operating income in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses segment gross margin for evaluating product pricing and segment operating income to assess the performance for each segment by comparing the results and return on assets of each segment with one another. The CODM uses segment gross margin and segment operating income in determining the compensation of certain employees.

During the periods presented, we reported our financial performance based on the following segments: Stran & Company, Inc. and Stran Loyalty Solutions, LLC.

17.	Reclassifications - Certain reclassifications have been made to the Company’s previously issued Statements of Operations whereby amounts relating to (i) cost of sales, previously reflected as multiple components, have been aggregated and reclassified as a single line item, cost of sales. Additionally, certain reclassifications have been made to the Company’s previously issued Statements of Cash Flows whereby amounts relating to the payment of contingent earn-out and installment payments, previously aggregated and reflected as a single line item in the cash flows from financing activities, have been shown gross and shown as separate line items, payment of contingent earn-out liabilities and payment of installment payment liabilities. These reclassifications had no impact on previously reported net income, cash flows, or shareholders’ equity.

18.	Recent Accounting Pronouncements - Management has reviewed the following recent accounting pronouncements:

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

The Company is currently evaluating the impacts of adoption of this ASU on its interim period reporting, and expects to adopt ASU 2023-07 effective for the financial statements as of and for the year ended December 31, 2024 as required under the standard.

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

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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

The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

19.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through the date on which the financial statements were filed.

B.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

In connection with the re-audit of the financial statements of the Company, as of and for the fiscal years ended December 31, 2023 and 2022, which were previously audited by the Company’s prior independent registered public accounting firm, BF Borgers CPA PC, the Company identified certain accounting errors relating to compliance with U.S. GAAP in connection with the Company’s accounting of certain assets and liabilities as well as acquisition accounting. As a result of the re-audit, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued unaudited consolidated financial statements and the notes thereto as of and for the three and nine months ended September 30, 2023 require restatement and should not be relied upon.

The following include descriptions of the significant adjustments to the Company’s previously reported September 30, 2023 financial statements included in this quarterly report.

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

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. Goodwill Impairment

As a result of the incorrect accounting treatment of the Acquisitions, the Company omitted the recognition of goodwill and failed to perform an annual goodwill impairment analysis as of October 1, 2023.

As a part of the restatement process, the Company performed quantitative goodwill impairment testing in accordance with ASC 350, Intangibles - Goodwill and Other as of October 1, 2023. The Company determined that the carrying value of its reporting unit was in excess of its fair value.

To correct the error, the Company recorded a non-cash goodwill impairment charge during the fourth quarter of fiscal year 2023.

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

To correct the error, the Company recorded journal entries to correct end of the year deferred tax asset/(liability) balances. With respect to improper methods of tax accounting, the Company recorded an uncertain tax position (“FIN 48”) reserve for each of these items and will correct the improper methods of tax accounting by filing an automatic method change in its 2024 U.S. federal income tax return, which will be filed in 2025. The Company generated tax losses in 2021 and 2022, these losses were able to offset the effects of the improper methods for both 2021 and 2022. In addition, the Company plans to amend its 2023 U.S. federal income tax return, which will include a statement explaining additional adjustments such as charitable contributions and stock option expense to its 2021 and 2022 net operating loss carryforward balances. All tax entries have been booked as of September 30, 2024 and 2023, to reflect the correct income tax provision and deferred tax asset/(liability) balances.

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

5. Accounts Receivable and Unearned Revenue Adjustment

The Company incorrectly recorded certain amounts in Accounts Receivable for products that were shipped but not billed as of September 30, 2023, rather than reducing Unearned Revenue for the customer deposits that were received prior to September 30, 2023.

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

To correct the error, the Company adjusted overstated freight revenue and corresponding freight expenses for the three and nine months ended September 30, 2023.

7. Inventory Adjustment

The Company failed to perform a proper full physical inventory count.

As a part of the restatement process, the Company performed a physical inventory count and corresponding rollback analysis. The Company identified discrepancies between recorded and actual inventory levels.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

To correct the error, the Company adjusted its inventory records and reduced its reported inventory value as of September 30, 2023, to accurately reflect the findings.

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

To correct the error, the Company adjusted realized gain (loss) on investment and corresponding other comprehensive income (loss) for the three and nine months ended September 30, 2023.

9. Unearned Revenue and Sales Adjustment

The Company failed to recognize certain amounts as Sales for the products that were included in Unearned Revenue but shipped as of September 30, 2023. In addition, the Company did not reduce the inventory balance for the products that were shipped as of September 30, 2023. As a part of the restatement process, the Company performed reconciliations of unearned revenue and adjusted overstated Unearned Revenue and Inventory balances for the products that were shipped as of September 30, 2023.

*	Represents revision for immaterial error correction.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates indicated:

Balance Sheet as of September 30, 2023	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$9,435	$(73)	$9,362	*
Investments	10,258	72	10,330	*
Accounts receivable, net	16,530	(856)	15,674	4,5
Accounts receivable – related parties	—	853	853	4
Deferred income taxes	1,334	(1,334)	—	3
Inventory	6,903	(1,145)	5,758	7,9
Prepaid corporate taxes	87	14	101	3
Total current assets	48,229	(2,469)	45,760	3,4,5,7,9,*

Goodwill	—	810	810	1,2
Intangible assets, net	10,313	(7,113)	3,200	1
Other assets	—	23	23	1
Right of use asset - office leases	1,344	111	1,455	1
Total other assets	11,657	(6,169)	5,488	1,2
Total assets	$61,300	$(8,638)	$52,662	1,2,3,4,5,7,9,*

Accounts payable and accrued expenses	$4,859	$435	$5,294	3
Accrued payroll and related	1,224	7	1,231	*
Unearned revenue	4,269	(841)	3,428	5
Current portion of contingent earn-out liabilities	3,083	(2,839)	244	1
Current portion of installment payment liabilities	—	748	748	1
Current portion of lease liability	460	69	529	1
Total current liabilities	16,924	(2,421)	14,503	1,3,5,*

Long-term contingent earn-out liabilities	4,883	(4,062)	821	1
Long-term installment payment liabilities	—	674	674	1
Long-term lease liability	858	76	934	1
Total long-term liabilities	5,741	(3,312)	2,429	1
Total liabilities	22,665	(5,733)	16,932	1,3,5,*

Additional paid-in capital	38,398	(167)	38,231	1
Retained earnings (accumulated deficit)	235	(2,595)	(2,360)	1,2,3,6,7,*
Accumulated other comprehensive loss	—	(143)	(143)	8
Total stockholders’ equity	38,635	(2,905)	35,730	1,2,3,6,7,8,*
Total liabilities and stockholders’ equity	$61,300	$(8,638)	$52,662	1,2,3,5,6,7,8,*

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Statement of Operations for the Three Months Ended September 30, 2023	As Reported	Adjustment	As Restated	Reference
Sales	$19,303	$(352)	$18,951	6
Sales – related parties	—	723	723	4
Total sales	19,303	371	19,674	6,4

Cost of sales	12,932	(213)	12,719	6
Cost of sales – related parties	—	556	556	4
Total cost of sales	12,932	343	13,275	6

GROSS PROFIT	6,371	28	6,399	6

General and administrative expenses	5,940	(208)	5,732	1,*
Total operating expenses	5,940	(208)	5,732	1,*

INCOME FROM OPERATIONS	431	236	667	1,6,*

Other income	242	(40)	202	1
Unrealized gain (loss) on investments	36	(36)	—	8
Realized gain on investments	—	77	77	8
Total other income	461	1	462	1,8

INCOME BEFORE INCOME TAXES	892	237	1,129	1,6,8,*

Provision for income taxes	208	(344)	(136)	3

NET INCOME	$684	$581	$1,265	1,3,6,8,*

NET INCOME PER COMMON SHARE
Basic	$0.04	$0.03	$0.07	1,3,6,8,*
Diluted	$0.04	$0.00	$0.04	1,3,6,8,*

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,515,206	19,566	18,534,772	*
Diluted	18,515,206	10,723,989	29,239,195	*

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Statement of Operations for the Nine Months Ended September 30, 2023	As Reported	Adjustment	As Restated	Reference
Sales	$52,550	$(343)	$52,207	6
Sales – related parties	—	853	853	4
Total sales	52,550	510	53,060	6

Cost of sales	36,407	(1,059)	35,348	6,9
Cost of sales – related parties	—	656	656	4
Total cost of sales	36,407	(403)	36,004	6

GROSS PROFIT	16,143	913	17,056	6

General and administrative expenses	18,370	(402)	17,968	1,*
Total operating expenses	18,370	(402)	17,968	1,*

LOSS FROM OPERATIONS	(2,227)	1,315	(912)	1,6,*

Other income	314	(95)	219	1
Unrealized gain (loss) on investments	134	(134)	—	8
Realized gain on investments	—	98	98	8
Total other income	915	(131)	784	1,8

LOSS BEFORE INCOME TAXES	(1,312)	1,184	(128)	1,6,8,*

Provision for income taxes	(464)	479	15	3

NET LOSS	$(848)	$705	$(143)	1,3,6,8,*

NET LOSS PER COMMON SHARE
Basic	$(0.05)	$0.04	$(0.01)	1,3,6,8,*
Diluted	$(0.05)	$0.04	$(0.01)	1,3,6,8,*

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,515,206	(331)	18,514,875	*
Diluted	18,515,206	(331)	18,514,875	*

Statement of Stockholders’ Equity for the Nine Months Ended	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earning (Accumulated	Stockholders’
September 30, 2023	Shares	Value	Capital	Loss	Deficit)	Equity
Balance, September 30, 2023 (As Reported)	18,521,332	$2	$38,398	$—	$235	$38,635
Adjustments	(186)	—	(166)	(143)	(2,595)	(2,904)
Balance, September 30, 2023 (As Restated)	18,521,146	$2	$38,232	$(143)	$(2,360)	$35,731

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Statement of Cash Flows for the Nine Months Ended September 30, 2023	As Reported	Adjustment	As Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(848)	$705	$(143)	1,3,4,6,8,*
Deferred income taxes	(493)	493	—
Depreciation and amortization	1,039	(450)	589	1,7
Adjustment to reconcile operating lease expense to cash paid	—	27	27	*
Change in allowance for credit losses	—	59	59	5,*
Intangible asset impairment, net	(142)	142	—	1
Unrealized gain (loss) on investments	(134)	134	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	(2,087)	1,726	(361)	4,5
Accounts receivable – related parties	—	(853)	(853)	4
Inventory	(36)	1,087	1,051	7
Prepaid taxes	—	(14)	(14)	3
Prepaid expenses	(409)	5	(404)	*
Accounts payable and accrued expenses	807	(156)	651	3,*
Accrued payroll and related	615	6	621	*
Unearned revenue	3,636	(1,126)	2,510	5
Net cash used in operating activities	(3,383)	1,785	(1,598)	1,3,4,5,6,7,8,*

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(660)	(1,463)	(2,123)	1
Proceeds from sale of investments	—	3,031	3,031	8
Purchase of investments	(369)	(3,176)	(3,545)	8
Net cash used in investing activities	(1,823)	(1,609)	(3,432)	1,8

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(586)	(42)	(628)	1
Payment of installment payment liabilities	—	(210)	(210)	1
Net cash used in financing activities	(610)	(252)	(862)	1

NET DECREASE IN CASH	(5,816)	(76)	(5,892)	1,3,5,6,7,8,*

CASH - ENDING	$9,438	$(76)	$9,362	1,3,5,6,7,8,*

C.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024 and December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options are estimated based on the Black-Scholes model during the nine months ended September 30, 2024 and the year ended December 31, 2023.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Assets:
Investments	1	$6,934	$10,393

Liabilities:
Earn-out liabilities	3	$919	$987

Investments

The Company’s investments consisted of the following as of September 30, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$2,203	$—	$2,203
Corporate bonds	3,154	10	3,164
Mutual funds	757	16	773
US Treasury bills	798	(4)	794
	$6,912	$22	$6,934

Earn-Out Liabilities

A reconciliation of the earn-out liability is included below:

Balance as of December 31, 2023	$987
Payments earned and paid	(68)
Balance as of September 30, 2024	$919

Current portion of contingent earn-out liabilities	$156
Long-term contingent earn-out liabilities	$763

For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any change in fair value of contingent earn-out liability as it was deemed immaterial in both periods.

D.	INVENTORY:

Inventory consists of the following:

	September 30, 2024	December 31, 2023
Finished goods (branded products)	$4,500	$4,182
Goods in process (un-branded products)	268	600
	$4,768	$4,782

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

E.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Leasehold improvements	$6	$6
Office furniture and equipment	642	558
Software	2,892	2,468
Transportation equipment	62	62
	3,602	3,094
Accumulated depreciation	(1,875)	(1,573)
	$1,727	$1,521

The Company recorded depreciation expense of $131 and $97 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded depreciation expense of $302 and $381 for the nine months ending September 30, 2024 and 2023, respectively.

F.	GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the activity in the Company’s goodwill balance:

Balance as of December 31, 2023 (1)	$—
Gander Group Acquisition (see Note G)	2,542
Balance as of September 30, 2024	$2,542

(1)	Net of accumulated impairment loss of $1,992 as of December 31, 2023.

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

		As of September 30, 2024			As of December 31, 2023
	Weighted- Average Remaining Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	8.9 years	$5,175	$(874)	$4,301	$3,716	$(602)	$3,114
Total intangible assets - customer lists, net		$5,175	$(874)	$4,301	$3,716	$(602)	$3,114
Trade names	Indefinite	$654	$—	$654	$—	$—	$—
Total intangible assets - trade name		$654	$—	$654	$—	$—	$—

The Company recorded amortization expense of $100 and $85 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense of $272 and $208 for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
Remainder of 2024	$122
2025	488
2026	488
2027	488
2028	488
Thereafter	2,227
Total	$4,301

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

G.	ACQUISITIONS

Gander Group Acquisition

On August 23, 2024, Stran Loyalty Solutions entered into the Sale Agreement, between Stran Loyalty Solutions and the Secured Party, pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of the Gander Group Assets from Secured Party as the Gander Group Transaction.

Under the Sale Agreement, the aggregate consideration for the Gander Group Assets consisted of (a) cash payments by Stran Loyalty Solutions to Secured Party of approximately $1,099 (the “Cash Purchase Price”), and (b) cash payment of $370 per the Release Agreement (as defined below). The aggregate purchase price was $1,469.

As a result of the Gander Group Transaction Closing, the Company indirectly acquired substantially all of the assets of Gander Group, including all of the equity of Gander Group Louisiana, LLC, a Louisiana limited liability company, which became a wholly-owned subsidiary of Stran Loyalty Solutions.

In addition, Stran Loyalty Solutions entered into a Release Agreement, dated as of August 23, 2024, between Gander Group and Stran Loyalty Solutions (the “Release Agreement”). Under the Release Agreement, Gander Group granted a full and complete waiver and release of Stran Loyalty Solutions and its affiliates of any non-competition, non-solicitation, or similar restrictive covenants of any parties owed to Gander Group or any of its affiliates and Stran was required to pay an additional $370 to Gander Group.

The Sale Agreement and the Release Agreement included provisions for indemnification, reimbursement for returned items, handling of assets and liabilities during Gander Group’s wind-down, and certain other matters.

Cash	$1,099
Gander release agreement payments	370
Total consideration	$1,469

The following table summarizes the purchase price allocations relating to the Bangarang Acquisition:

Accounts receivable	$1,717
Prepaid expenses and other assets	946
Inventory	939
Customer relationships	1,458
Goodwill	2,542
Trade name	654
Other long-term assets	58
Accounts payable and accrued expenses	(4,698)
Customer deposits	(2,147)
Total consideration	$1,469

The Gander Group Assets were valued using a combination of a multi-period excess earnings methodology, a form of a discounted cash flow approach, and a relief from royalty methodology, a form of a present value of cash flows approach. The goodwill represents the excess fair value after the allocation of intangibles, of which approximately $2,542 is expected to be deductible for tax purposes.

The Company incurred approximately $435 of acquisition related transaction costs in conjunction with the Gander Group Acquisition.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Pro forma disclosure for the Gander Group Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the nine months ended September 30, 2024, as if the Bangarang Acquisition had taken place on January 1, 2024. The financial results of the Bangarang Acquisition are included in the Company’s statements of operation from the Closing Date through September 30, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

September 30, 2024
Sales	$85,803
Costs of sales	62,308
Gross profit	23,495
Operating expenses	26,258
Loss from operations	(2,763)
Other income (expense)
Other income	3,013
Interest income (expense), net	(451)
Realized gain (loss) on investments	176
2,738
Loss before taxes	(25)
Provision for income taxes	7
Net loss	(32)

Net loss per share - basic & diluted	$(0.00)
Weighted average shares outstanding - basic & diluted	18,584,359

TR Miller Acquisition

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

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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

Pro forma disclosure for the T R Miller Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the nine months ended September 30, 2023, as if the T R Miller Acquisition had taken place on January 1, 2023. The financial results of the T R Miller Acquisition are included in the Company’s statements of operation for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

September 30, 2023
Sales	$58,224
Costs of sales	39,684
Gross profit	18,540
Operating expenses	19,390
Loss from operations	(850)
Other income (expense)
Other income	239
Interest income (expense), net	479
Realized gain (loss) on investments	98
816
Loss before taxes	(34)
Provision for income taxes	15
Net loss	$(49)

Net loss per share - basic & diluted	$—
Weighted average shares outstanding - basic & diluted	18,514,875

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

H.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

	September 30, 2024	December 31, 2023
Inventory purchases	$4,721	$3,218
Accrued expenses	1,473	1,527
	$6,194	$4,745

I.	INSTALLMENT PAYMENT LIABILITY:

A reconciliation of the installment payment liability is included below:

Balance as of December 31, 2023	$1,425
Interest accretion	84
Payments made	(798)
Balance as of September 30, 2024	$711

Current portion of installment payment liabilities	$372
Long-term installment payment liabilities	$339

J.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue generated per major product category	2024	2023	2024	2023
		(Restated)		(Restated)
Promotional products - dropshipping	$7,926	$8,560	$24,464	$21,642
Promotional products – Gander	3,488	—	3,488	—
Promotional products – Company owned inventory	3,270	4,502	9,474	13,447
Promotional products – bulk dropshipping	1,872	4,771	10,761	11,992
Redemption code program	1,856	—	1,856	—
Promotional products – third-party distributor	1,307	1,322	4,383	4,789
Rewards program	308	449	848	935
Additional services	117	70	390	255
	$20,144	$19,674	$55,664	$53,060

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	September 30, 2024	September 30, 2023
		(Restated)
Balance at January 1,	$1,116	$633
Revenue recognized	(1,361)	(1,251)
Amounts collected or invoiced	3,247	4,046
Unearned revenue	$3,002	$3,428

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

K.	COMMITMENTS AND CONTINGENCIES:

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

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. The lease included an escalation clause with annual increases of approximately 2.5% increase per year. The associated lease right-of-use asset and lease liability is $215 as of September 30, 2024, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The associated lease right-of-use asset and lease liability is $86 as of September 30, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The associated lease right-of-use asset and lease liability is $632 as of September 30, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On March 9, 2021, the Company entered into a lease for a 9,000 square foot office space in Irvine, CA. The lease commenced on April 1, 2021 and is for a term of 48 months from the commencement date. The lease was amended to terminate October 31, 2024. The lease included an escalation clause with annual increases of approximately 3% increase per year. The associated lease right-of-use asset and lease liability is $0 as of September 30, 2024, based on the present value of payments and an incremental borrowing rate of 8%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

The company rents other office space on terms of 12 months or less or on a month-to-month basis which are not included in the analysis above.

The following schedule represents the components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost		(Restated)		(Restated)
Operating lease cost	$176	$152	$502	$417
Total	$176	$152	$502	$417

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following schedule represents maturities of operating lease liabilities as of September 30, 2024:

Operating Minimum Lease Payments
Remainder of 2024	$198
2025	361
2026	189
2027	185
2028	65
Total payments	998
Less amount representing interest	(64)
Present value of payments	$934

The following schedule sets forth supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2024 and 2023 :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Other information
Operating cash flows from operating lease	$—	$—	$—	$1,034

The aggregate weighted average remaining lease term was 2.79 years as of September 30, 2024. The aggregate weighted average discount rate was 3.54% as of September 30, 2024.

L.	NOTE PAYABLE - LINE OF CREDIT:

The Company had a $7,000 line of credit with Salem Five Cents Savings Bank. As of September 30, 2024, the line was terminated and no longer active. As of December 31, 2023, borrowings on this line of credit amounted to zero. The line bore interest at prime rate plus 0.5% per annum. At December 31, 2023, the interest rate was 9.00%. The line was reviewed annually and was due on demand. This line of credit was secured by substantially all assets of the Company. The line of credit was terminated effective August 26, 2024.

M.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. At September 30, 2024 and December 31, 2023, the Company had deposits totaling $3,000 and $875, respectively.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

N.	STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

On February 21, 2022, the Board of Directors of the Company authorized a repurchase of up to $10,000 of the Company’s shares from time to pursuant to a stock repurchase program, or the Repurchase Program. Under the terms of the Repurchase Program, the Company may repurchase shares through open market or negotiated private transactions. The timing and extent of any purchases depend upon ongoing assessments of the Company’s capital needs, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management, and are subject to the restrictions relating to volume, price and timing under applicable laws, including but not limited to, Rule 10b-18 promulgated under the Exchange Act. The Repurchase Plan was terminated in June 2024.

Below is a table containing information about purchases made by the company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - September 30, 2023	19,502	$1.22	1,797,159	$6,643,289

O.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of September 30, 2024, the number of shares of common stock available for issuance under the 2021 Plan is 1,074,706 shares of common stock.

Stock-based compensation expense included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Stock options	$3	$6	$19	$31
Restricted stock	—	—	154	112
	$3	$6	$173	$143

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

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; those options generally vest based on four years of continuous service and have 10-years contractual terms.

A summary of option activity under the 2021 Plan as of and for the nine months ended September 30, 2024 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,466,062	$3.98	$—
Granted	—	—	—
Forfeited or expired and other adjustments	(87,396)	3.54	—
Outstanding at September 30, 2024	1,378,666	$4.03	$—
Vested and exercisable at September 30, 2024	955,334	$4.07	$—

The Company did not issue any options during the nine months ended September 30, 2024. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $1.54. The weighted-average remaining contractual term for the outstanding options is approximately 8 years as of September 30, 2024.

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

A summary of restricted stock activity under the 2021 Plan as of and for the nine months ended September 30, 2024 is presented below:

Restricted Stock	Time-Based
Outstanding at January 1, 2024	15,736
Granted	54,086
Vested	(50,086)
Forfeited	(249)
Outstanding at September 30, 2024	19,487

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

P.	EARNINGS (LOSS) PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	Three and Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
		(Restated)
Warrants	10,074,195	10,074,195
Stock options	955,334	630,228
	11,029,529	10,704,423

For the three and nine months ended September 30, 2024, and for the nine months ended September 30, 2023, as a result of the net losses in these periods, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

The following table presents the computation of basic and diluted earnings per share for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	(Restated)
	Net income	Shares
Net income	$1,265	18,534,772
Basic earnings per share		$0.07

Effect of dilutive securities:
Warrants	—	10,074,195
Stock options	—	630,228
	$1,265	29,239,195
Diluted earnings per share		$0.04

Q.	SEGMENTS:

The company has two reportable segments, Stran & Company, Inc. (“Stran”) and Stran Loyalty Solutions (“SLS”). The segment Stran operates as an outsourced marketing solutions provider that sells branded products to customers. It purchases products and branding through various third-party manufacturers and decorators and resells the finished goods to customers. The segment earns the majority of its revenue from the sale of unique, quality promotional products for a wide variety of industries primarily to support marketing efforts. The segment SLS specializes in creating high-quality, branded merchandise for casinos, sourced through various third-party manufacturers, focusing on promotional products that enhance customer loyalty and engagement. It partners with nationally recognized brands to create high-quality, custom products that resonate with casino patrons, helping casinos drive redemption rates and ROI through tailored merchandise and marketing solutions.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

As of September 30, 2024, Stran and SLS had total assets of $38,868 and $9,943, respectively. Revenue and costs are directly attributed to the Company’s segments and there is no allocation of revenue and costs between the Company’s two segments.

The table below presents information about reported segments for the three and nine months ended September 30, 2024. The Company was one reportable segment for the three and nine months ended September 30, 2023.

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Stran	SLS	Total	Stran	SLS	Total
Sales	$16,656	$3,488	$20,144	$52,176	$3,488	$55,664
Gross profit	$5,294	$658	$5,952	$16,374	$658	$17,032
Operating loss	$(2,025)	$(159)	$(2,184)	$(3,802)	$(159)	$(3,961)

R.	CREDIT LOSSES:

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

The accounts receivable balance on the Company’s balance sheets as of September 30, 2024 was $13,748, net of $360 of allowances. The following table provides a roll-forward of the allowance for credit losses for the nine months ending September 30, 2024 and 2023 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	September 30, 2024	September 30, 2023
		(Restated)
Balance of allowance for credit losses, beginning of period	$(317)	$(264)
Current period change for write-offs	57	59
Current period change for expected credit losses	(100)	(59)
Balance of allowance for credit losses, end of period	$(360)	$(264)

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

S.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	September 30, 2024	December 31, 2023
Innovative Genetics, Inc.	Alejandro Tani, member of board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$1,092	$853

Amounts due and paid to related party

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). The Company and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020 (the “Buyer’s Agreement”). Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with the Company’s acquisition of the Wildman Imprints assets. The Company agreed to pay Engage & Excel a fee of $20 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. The Company has paid Engage & Excel approximately $23 as of September 30, 2024.

Separately from the Buyer’s Agreement, in 2023, the Company paid Engage & Excel approximately $18 for recruiting fees and $20 for consulting fees relating to the T R Miller assets acquisition. The Company also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. The Company has paid Engage & Excel for consulting services $5 as of September 30, 2024. The Company’s board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. Due to Mr. Chippindale’s indirect compensation under the agreement, the board has determined that he is currently not eligible to be a member of our Audit Committee.

T.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended September 30, 2024 and 2023, advertising costs amounted to $148 and $59, respectively. For the nine months ending September 30, 2024 and 2023, advertising costs amounted to $342 and $366, respectively.

U.	SUBSEQUENT EVENTS:

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” and the “Company” are to Stran & Company, Inc., a Nevada corporation, and its consolidated subsidiaries; references to “Stran” or “Stran & Company, Inc.” are to Stran & Company, Inc., a Nevada corporation; and references to “Stran Loyalty Solutions” or “SLS” are to Stran Loyalty Solutions, LLC, a Nevada limited liability company and a wholly-owned subsidiary of Stran & Company, Inc.

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

For the Stran & Company, Inc. operating segment, the majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three and nine months ended September 30, 2024, program clients accounted for 83.2% and 83.6% of total revenue, respectively. For the three and nine months ended September 30, 2023, program clients accounted for 80.5% and 79.8% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that help secure recurring revenue well into the future.

Our sales increased 2.4% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and increased 4.9% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which we believe was primarily due to higher spending from existing clients as well as business from new customers. We benefited from the acquisition of the assets of T R Miller Co., Inc., a Massachusetts corporation, or T R Miller, in June 2023, and from the acquisition of the assets (the “Gander Group Assets”) of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Gander Group”), in August 2024.

As of September 30, 2024, we had approximately $48.8 million of total assets with approximately $32.3 million of total stockholders’ equity.

Restatement of Previously Issued Consolidated Financial Statements

This Quarterly Report on Form 10-Q includes financial statements that restate the Company’s financial statements as of and for the three and nine months ended September 30, 2023. This Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes restated financial information as of and for the three and nine months ended September 30, 2023. Refer to Note B to the financial statements included in this Quarterly Report on Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such financial statements.

Recent Developments

Lease Agreement

On January 10, 2025, the Company entered into a seven-year lease agreement for office space in North Quincy, Massachusetts. The Company’s existing lease agreement for its office space expires May 31, 2025. The new lease term begins on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and 2023 both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2024		2023 (Restated)
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$19,730	97.9%	$18,951	96.3%
Sales – related parties	414	2.1%	723	3.7%
Total sales	20,144	100.0%	19,674	100.0%

COST OF SALES:
Cost of sales	13,873	68.9%	12,719	64.6%
Cost of sales - related parties	319	1.6%	556	2.8%
Total cost of sales	14,192	70.5%	13,275	67.5%

GROSS PROFIT	5,952	29.5%	6,399	32.5%

OPERATING EXPENSES:
General and administrative expenses	8,136	40.4%	5,732	29.1%
Total operating expenses	8,136	40.4%	5,732	29.1%

(LOSS) INCOME FROM OPERATIONS	(2,184)	(10.8)%	667	3.4%

OTHER INCOME:
Other (expense) income	(22)	(0.1)%	202	1.0%
Interest income	64	0.3%	183	0.9%
Realized gain on investments	103	0.5%	77	0.4%
Total other income	145	0.7%	462	2.3%

(LOSS) INCOME BEFORE INCOME TAXES	(2,039)	(10.1)%	1,129	5.7%

Provision (benefit) for income taxes	(1)	—%	(136)	(0.7)%

NET (LOSS) INCOME	$(2,038)	(10.1)%	$1,265	6.4%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment were as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$16,656	82.7%	$19,674	100%	$(3,018)	(15.3)%
SLS	3,488	17.3%	—	—%	3,488	100.0%
Total sales	$20,144	100.0%	$19,674	100%	$470	2.4%

Our total sales increased 2.4% to approximately $20.1 million for the three months ended September 30, 2024, from approximately $19.7 million for the three months ended September 30, 2023. For the Stran segment, the decrease was primarily due to lower spending from new and existing clients. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Cost of Sales

Cost of sales by segment and in total were as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$11,362	80.1%	$13,275	100.0%	$(1,913)	(14.4)%
SLS	2,830	19.9%	—	—%	2,830	100.0%
Total cost of sales	$14,192	100.0%	$13,275	100.0%	$917	6.9%

Our total cost of sales increased 6.9% to approximately $14.2 million for the three months ended September 30, 2024, from approximately $13.3 million for the three months ended September 30, 2023. As a percentage of sales, cost of sales increased to 70.5% for the three months ended September 30, 2024 from 67.5% for the three months ended September 30, 2023. The increase in the dollar amount of cost of sales was primarily due to the increase in sales of 2.4% from period to period. For the Stran segment, the decrease was primarily due to a decrease in sales of approximately $3.0 million for the reasons described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit and gross margin percentages by segment and in total were as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$5,294	88.9%	$6,399	100.0%	$(1,105)	(17.3)%
SLS	658	11.1%	—	—%	658	100.0%
Total gross profit	$5,952	100.0%	$6,399	100.0%	$(447)	(7.0)%

Gross profit consists of sales less total costs of sales. Our gross profit decreased 7.0% to approximately $6.0 million, or 29.5% of sales, for the three months ended September 30, 2024, from approximately $6.4 million, or 32.5% of sales, for the three months ended September 30, 2023. For the Stran segment, the decrease in the dollar amount of gross profit was due to a decrease in sales of approximately $3.0 million for the reasons described above, which was partially offset by a decrease in cost of sales of approximately $1.9 million for the reasons described above. The decrease in gross profit margin for the Stran segment to 31.8% for the three months ended September 30, 2024 compared to 32.5% for the three months ended September 30, 2023 was primarily due to increases in product costs from vendors. For the SLS segment, the increase in the dollar amount was due to the acquisition of the Gander Group Assets in August 2024.

Operating Expenses

Operating expenses by segment and in total were as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$7,319	90.0%	$5,732	100.0%	$1,587	27.7%
SLS	817	10.0%	—	—%	817	100.0%
Total operating expenses	$8,136	100.0%	$5,732	100.0%	$2,404	41.9%

Operating expenses consist of general and administrative expenses. Our operating expenses increased 41.9% to approximately $8.1 million for the three months ended September 30, 2024, from approximately $5.7 million for the three months ended September 30, 2023. As a percentage of sales, operating expenses increased to 40.4% for the three months ended September 30, 2024, from 29.1% for the three months ended September 30, 2023. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to expenses related to Stran’s NetSuite enterprise resource planning system implementation, acquisition and integration of the Gander Group Assets, and legal and accounting expenses related to the re-audit of historical financial statements. For the SLS segment, the increase was due to the acquisition the Gander Group Assets in August 2024.

Other Income

Other income consists of other income (expense), interest income, and realized gain on investments. Our other expense was approximately $22 thousand for the three months ended September 30, 2024, compared to other income of approximately $202 thousand for the three months ended September 30, 2023. This change was primarily due to noncash accretion expense related to certain installment payment liabilities. Our interest income was approximately $64 thousand for the three months ended September 30, 2024, compared to approximately $183 thousand for the three months ended September 30, 2023. This change was primarily due to a decrease in interest generated from investments. Our realized gain on investments was approximately $103 thousand for the three months ended September 30, 2024, compared to approximately $77 thousand for the three months ended September 30, 2023. This change was primarily due to the sale of investments above their initial value.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended September 30, 2024 was approximately $(1) thousand compared to income tax provision of approximately $(0.1) million for the three months ended September 30, 2023. Income tax provision for the three months ended September 30, 2024 accounted for 0.1% of loss before income taxes of approximately $2.0 million. Income tax provision for the three months ended September 30, 2023 accounted for 12.0% of income before income taxes of approximately $1.1 million. As of September 30, 2024 and 2023, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets as well as a minimum state tax liability. The company recorded a valuation allowance since its generated a deficit over a three-year cumulative period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2023.

Net Loss

Our net loss for the three months ended September 30, 2024 was approximately $2.0 million, compared to net profit of approximately $1.3 million for the three months ended September 30, 2023. This change was primarily due to the increase in operating expenses along with the decrease in gross profit for the reasons described above.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and 2023 both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2024		2023 (Restated)
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$55,204	99.2%	$52,207	98.4%
Sales – related parties	460	0.8%	853	1.6%
Total sales	55,664	100.0%	53,060	100.0%

COST OF SALES:
Cost of sales	38,278	68.8%	35,348	66.6%
Cost of sales - related parties	354	0.6%	656	1.2%
Total cost of sales	38,632	69.4%	36,004	67.9%

GROSS PROFIT	17,032	30.6%	17,056	32.1%

OPERATING EXPENSES:
General and administrative expenses	20,993	37.7%	17,968	33.9%
Total operating expenses	20,993	37.7%	17,968	33.9%

(LOSS) INCOME FROM OPERATIONS	(3,961)	(7.1)%	(912)	(1.7)%

OTHER INCOME:
Other (expense) income	(6)	—%	219	0.4%
Interest income	239	0.4%	467	0.9%
Realized gain on investments	176	0.3%	98	0.2%
Total other income	409	0.7%	784	1.5%

(LOSS) INCOME BEFORE INCOME TAXES	(3,552)	(6.4)%	(128)	(0.2)%

Provision (benefit) for income taxes	2	—%	15	—%

NET (LOSS) INCOME	$(3,554)	(6.4)%	$(143)	(0.3)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment were as follows:

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$52,176	93.7%	$53,060	100.0%	$(884)	(1.7)%
SLS	3,488	6.3%	—	—%	3,488	100.0%
Total sales	$55,664	100.0%	$53,060	100.0%	$2,604	4.9%

Our sales increased 4.9% to approximately $55.7 million for the nine months ended September 30, 2024, from approximately $53.1 million for the nine months ended September 30, 2023. The increase was primarily due to higher spending from existing clients as well as business from new customers. For the Stran segment, the decrease was primarily due to lower spending from new and existing clients. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Cost of Sales

Cost of sales by segment and in total were as follows:

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$35,802	92.7%	$36,004	100.0%	$(202)	(0.6)%
SLS	2,830	7.3%	—	—%	2,830	100.0%
Total cost of sales	$38,632	100.0%	$36,004	100.0%	$2,628	7.3%

Our total cost of sales increased 7.3% to approximately $38.6 million for the nine months ended September 30, 2024, from approximately $36.0 million for the nine months ended September 30, 2023. As a percentage of sales, cost of sales decreased to 69.4% for the nine months ended September 30, 2024 from 67.9% for the nine months ended September 30, 2023. The increase in the dollar amount of cost of sales was primarily due to an increase in sales of 4.9% from period to period. For the Stran segment, the decrease was primarily due to a decrease in sales of approximately $0.9 million for the reasons described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit and gross margin percentages by segment and in total were as follows:

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$16,374	96.1%	$17,056	100.0%	$(682)	(4.0)%
SLS	658	3.9%	—	—%	658	100.0%
Total gross profit	$17,032	100.0%	$17,056	100.0%	$(24)	(0.1)%

Gross profit consists of sales less total costs of sales. Our gross profit decreased 0.1% to approximately $17.0 million, or 30.6% of sales, for the nine months ended September 30, 2024, from approximately $17.1 million, or 32.1% of sales, for the nine months ended September 30, 2023.

For the Stran segment, the decrease in the dollar amount of gross profit was due to a decrease in sales of approximately $0.9 million for the reasons described above, which was partially offset by a decrease in cost of sales of approximately $0.2 million for the reasons described above. The decrease in gross profit margin for the Stran segment to 31.4% for the nine months ended September 30, 2024 compared to 32.1% for the nine months ended September 30, 2023 was primarily due to increases in product costs from vendors. For the SLS segment, the increase in the dollar amount was due to the acquisition of the Gander Group Assets in August 2024.

Operating Expenses

Operating expenses by segment and in total were as follows:

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2024	% of Total	2023	% of Total	$	%
Stran	$20,176	96.1%	$17,968	100.0%	$2,208	12.3%
SLS	817	3.9%	—	—%	817	100.0%
Total operating expenses	$20,993	100.0%	$17,968	100.0%	$3,025	16.8%

Operating expenses consist of general and administrative expenses. Our operating expenses increased 16.8% to approximately $21.0 million for the nine months ended September 30, 2024, from approximately $18.0 million for the nine months ended September 30, 2023. As a percentage of sales, operating expenses decreased to 37.7% for the nine months ended September 30, 2024, from 33.9% for the nine months ended September 30, 2023. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to expenses related to Stran’s Netsuite enterprise resource planning system implementation, acquisition and integration of the Gander Group Assets, and legal and accounting expenses related to the re-audit of historical financial statements. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Other Income

Other income consists of other income (expense), interest income, and realized gain on investments. Our other expense was approximately $(6) thousand for the nine months ended September 30, 2024, compared to other income of approximately $219 thousand for the nine months ended September 30, 2023. This change was primarily due to noncash accretion expense related to the installment payment liabilities. Our interest income was approximately $239 thousand for the nine months ended September 30, 2024, compared to approximately $467 thousand for the nine months ended September 30, 2023. This change was primarily due to a decrease in interest generated from investments. Our realized gain on investments was approximately $176 thousand for the nine months ended September 30, 2024, compared to approximately $98 thousand for the nine months ended September 30, 2023. This change was primarily due to the recording of all investments at estimated fair value.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the nine months ended September 30, 2024 was approximately $2 thousand compared to income tax provision of approximately $15 thousand for the nine months ended September 30, 2023. Income tax provision for the nine months ended September 2024 and 2023 accounted for 0.1% and 11.7%, respectively, of loss before income taxes of approximately $3.6 million and approximately $0.1 million, respectively. As of September 30, 2024 and 2023, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets as well as a minimum state tax liability. The company recorded a valuation allowance since its generated a deficit over a three-year cumulative period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2023.

Net Loss

Our net loss for the nine months ended September 30, 2024 was approximately $3.6 million, compared to net loss of approximately $0.1 million for the nine months ended September 30, 2023. This change was primarily due to the increase in operating expenses for the reasons described above.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of approximately $10.0 million and investments of approximately $6.9 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended September 30, 2025 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024 (in thousands)	2023 (Restated) (in thousands)
Net cash provided by (used in) operating activities	$1,427	$(1,598)
Net cash provided by (used in) investing activities	1,516	(3,432)
Net cash used in financing activities	(966)	(862)
Net increase (decrease) in cash	1,977	(5,892)
Cash and cash equivalents - beginning	8,059	15,254
Cash and cash equivalents - ending	$10,036	$9,362

Net cash provided by operating activities was approximately $1.4 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of approximately $1.6 million for the nine months ended September 30, 2023. The change was primarily due to a decrease in accounts receivable.

Net cash provided by investing activities was approximately $1.5 million for the nine months ended September 30, 2024, as compared to net cash used in investing activities of approximately $3.4 million for the nine months ended September 30, 2023. The change was primarily due to increased proceeds from the sale of investments, partially offset by increased purchases of investments.

Net cash used in financing activities was approximately $1.0 million for the nine months ended September 30, 2024, as compared to approximately $0.9 million for the nine months ended September 30, 2023. The increase in net cash used in financing activities was primarily due to reduced payments of contingent earn-out liabilities and increased payments of installment payment liabilities.

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

In connection with our stock repurchase program, on May 23, 2022, we announced that we had established a trading plan with B. Riley intended to qualify under Rule 10b-18 (the “Rule 10b-18 Plan”). In May 2023, we renewed the Rule 10b-18 Plan. The Rule 10b-18 Plan was terminated in June 2024.

During the three months ended September 30, 2024, we did not repurchase any shares.

Debt

On November 22, 2021, we entered into the Revolving Demand Line of Credit Loan Agreement, dated as of November 22, 2021 (the “Initial Loan Agreement”), between the Company and Salem Five Cents Savings Bank, a Massachusetts savings bank (“Salem Five Cents“), for a revolving line of credit (the “Revolving Line of Credit”) consisting of aggregate loans of up to $7.0 million, evidenced by the Revolving Demand Line of Credit Note, dated November 22, 2021, by the Company in favor of Salem Five Cents (the “Demand Note”). The Revolving Line of Credit and the Demand Note were secured by a first priority security interest in all assets and property of the Company, as provided in the Security Agreement, dated November 22, 2021, between Salem Five Cents and the Company (the “Security Agreement”), and as described below. Under a Commercial Loan Modification Agreement, dated as of February 12, 2024, between Salem Five Cents and the Company (the “Loan Modification Agreement”), certain terms of the Initial Loan Agreement were modified as of February 12, 2024, as described below (as amended, the “Loan Agreement” and together with the Security Agreement and the Demand Note, the “Loan Documents”).

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

On August 23, 2024, Stran Loyalty Solutions entered into a factoring arrangement to provide accounts receivable financing to Stran Loyalty Solutions. In connection with the factoring arrangement, the Company provided a secured guarantee of Stran Loyalty Solutions’ obligations under the factoring arrangement. In discussions with Salem Five Cents prior to the establishment of the factoring arrangement, Salem Five Cents indicated that it would terminate the Revolving Line of Credit because of a policy which prohibited it from agreeing to subordination of its security interest in the Company’s assets.

Accordingly, on September 9, 2024, Salem Five Cents delivered a letter (the “Termination Letter”) to the Company that stated that, effective August 26, 2024 (the “Termination Date”), Salem Five Cents terminated all obligations under the Loan Agreement and the Demand Note. The Termination Letter further stated that the Loan Agreement and the Demand Note and the Loan Documents shall no longer be considered in force or effect. The Company had no funds drawn on the Revolving Line of Credit on the Termination Date.

As of September 30, 2024, the Revolving Line of Credit had been terminated. As of December 31, 2023, we had not drawn any funds from the Revolving Line of Credit.

Acquisition of Assets of Gander Group

On August 23, 2024, Stran Loyalty Solutions entered into a Secured Party Sale Agreement, dated as of August 23, 2024 (the “Sale Agreement”), between Stran Loyalty Solutions and Sallyport Commercial Finance, LLC, a Delaware limited liability company (“Secured Party”), pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of Gander Group, in and to substantially all of the assets of Gander Group (the “Gander Group Assets”) from Secured Party as a private sale pursuant to Article 9 of the Uniform Commercial Code (the “Gander Group Transaction”).

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

At the consummation of the transactions contemplated by the Sale Agreement (the “Gander Group Transaction Closing”), Stran Loyalty Solutions paid the Cash Purchase Price, including the payment of the Transaction Expense Payment, and assumed the Gander Group Assumed Liabilities. As a result of the Gander Group Transaction Closing, the Company indirectly acquired substantially all of the assets of Gander Group, including all of the equity of Gander Group Louisiana, LLC, a Louisiana limited liability company, which became a wholly-owned subsidiary of Stran Loyalty Solutions.

In addition, Stran Loyalty Solutions entered into a Release Agreement, dated as of August 23, 2024, between Gander Group and Stran Loyalty Solutions (the “Release Agreement”). Under the Release Agreement, Gander Group granted a full and complete waiver and release of Stran Loyalty Solutions and its affiliates of any non-competition, non-solicitation, or similar restrictive covenants of any parties owed to Gander Group or any of its affiliates.

The Sale Agreement and the Release Agreement included provisions for indemnification, reimbursement for returned items, handling of assets and liabilities during Gander Group’s wind-down, and certain other matters.

Contractual Obligations

Property Leases

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2024	$198
2025	361
2026	189
2027	185
2028	65
Total future non-cancelable minimum lease payments	$998

Lease costs for the three months ended September 30, 2024 and 2023 totaled approximately $0.2 million and $0.2 million, respectively. Lease costs for the nine months ended September 30, 2024 and 2023 totaled approximately $0.5 million and $0.4 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of September 30, 2024 and December 31, 2023, the Company had net deposits totaling approximately $3.0 million and $0.9 million, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Revolving Line of Credit. As stated above, as of September 30, 2024 and December 31, 2023, we had not drawn any funds from the Revolving Line of Credit under the Loan Documents.

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

Valuation of Goodwill and Indefinite-Lived Intangible Assets and Long-Lived Intangible Assets

We perform an annual impairment review of our goodwill and indefinite-lived intangible assets during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill and indefinite-lived intangible assets is highly subjective and requires significant judgment. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of our reporting units are less than their carrying amounts. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is more likely than not that the fair value of our reporting units are greater than their carrying amounts, no further assessment is performed. If we determine that it is more likely than not that the fair value of our reporting units are less than their carrying amounts, we calculate the fair value of the reporting units and compare the fair value to the reporting units’ net book values.

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

Our intangible assets with an indefinite life are principally from acquired trade names. We estimated the fair value of our acquired trade name by utilizing the relief from royalty method under a discounted cash flow model. We assess qualitative factors to determine if it is more likely than not that the fair value of our indefinite-lived intangible assets are less than their carrying value. We compare the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if we decide to bypass the qualitative assessment. We record an impairment loss if the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets for the difference in the values. We use a discounted cash flow model, and, in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. We make estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets.

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

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A.18 to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the three months ended September 30, 2024, as follows:

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2024. For a description of the Company’s stock repurchase program, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Liquidity and Capital Resources – Stock Repurchase Program”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1*+	Secured Party Sale Agreement, dated as of August 23, 2024, between Stran Loyalty Solutions, LLC and Sallyport Commercial Finance, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 26, 2024)
2.2*+	Release Agreement, dated as of August 23, 2024, between Bangarang Enterprises, LLC and Stran Loyalty Solutions, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on August 26, 2024)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
31.1**	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.
*	Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(2)(ii) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2025	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)