Form 10-K
period 2024-12-31
Stran & Company, Inc.
filed 2025-04-14
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was $11,070,515.52. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 8, 2025, there were a total of 18,608,408 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Stran & Company, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K only, references to “we,” “us,” “our,” and the “Company” are to Stran & Company, Inc., a Nevada corporation, and its consolidated subsidiaries; references to “Stran” or “Stran & Company, Inc.” are to Stran & Company, Inc., a Nevada corporation; references to “Stran Loyalty Solutions” or “SLS” are to Stran Loyalty Solutions, LLC, a Nevada limited liability company and a wholly-owned subsidiary of Stran & Company, Inc.; and references to “Gander Group Louisiana” are to Gander Group Louisiana, LLC, a Louisiana limited liability company, a wholly owned subsidiary of Stran Loyalty Solutions.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “STRÄN,” “STRÄN promotional solutions,” “Stran Promotional Solutions,” and “Gander Group.” For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

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

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under Item 1A. “Risk Factors”.

●	Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

●	Increases in the price of merchandise and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

●	Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

●	We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

●	If our information technology systems suffer interruptions or failures, including as a result of cyberattacks, our business operations could be disrupted and our reputation could suffer.

●	We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.

●	We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

●	Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

●	Inability to attract and retain key management or other personnel could adversely impact our business.

●	Failure to preserve positive labor relationships with our employees could adversely affect our results of operations.

●	We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

●	There is a risk of dependence on one or a group of customers.

●	Our business incurs significant freight and transportation costs. Any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.

●	Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, terrorist attacks, extreme weather events or other natural disasters and other unpredicted events.

●	We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

●	We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

●	Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

●	The promotional products, trade show and events marketplace, loyalty and program management business industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and services that adversely affect our financial performance.

●	The apparel industry, including corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

●	Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.

●	Our success depends upon the continued protection of our intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

●	Increased focus by governments, vendors, stockholders, and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	Some of the products that we design or otherwise assist customers with producing create exposure to potential product liability, warranty liability or personal injury claims and litigation.

●	Defects in the products that we design or otherwise assist customers with producing could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

●	We may be subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

●	Volatility in the global financial markets could adversely affect results.

●	We identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Increases in the cost of employee benefits could impact our financial results and cash flow.

●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

●	We have restated our financial statements. The restatement has consumed a significant amount of management time and resources and may continue to do so. In addition, the restatement may subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and could adversely impact our operations.

●	We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

●	If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

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

We purchase products and branding through various third-party manufacturers and decorators and resell the finished goods to customers. In addition to selling branded products, we offer our clients custom sourcing capabilities; a flexible and customizable e-commerce solution for promoting branded merchandise and other promotional products, managing promotional loyalty and incentives, print collateral, and event assets, order and inventory management, and designing and hosting online retail popup shops, fixed public retail online stores, and online business-to-business service offerings; creative and merchandising services; warehousing/fulfillment and distribution; print-on-demand; kitting; point of sale (POS) displays; and loyalty and incentive programs.

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

For over 30 years we have grown into a leader in the promotional products industry, ranking 20th on PPAI’s Top 100 Distributors 2024 list and 27th on ASI’s Top 40 Distributors 2024 list. Our co-founder and Chief Executive Officer and President, Andrew Shape, was also named 2023 Person of the Year by promotional products industry periodical Counselor. Since our first year of operations in 1995, our annual revenues have gradually grown from approximately $240,000 to approximately $82.7 million in 2024, a compound annual growth rate of approximately 22.3%, and between 2018 and 2024, our revenues grew at a compound annual growth rate of approximately 22.8%.

As of December 31, 2024, we had total assets of approximately $55.1 million with total stockholders’ equity of $31.6 million.

We serve a highly diversified customer base across many industry verticals including pharmaceutical and healthcare, manufacturing, gaming, technology, finance, construction and consumer goods. Many of our customers are household names and include some of the largest corporations in the world.

Our sales increased 8.8% year-over-year in 2024 compared to 2023, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the assets of T R Miller Co., Inc., a Massachusetts corporation (“T R Miller”), in June 2023, and from the acquisition of substantially all of the assets (the “Gander Group Assets”) of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Gander Group”), in August 2024.

Our headquarters are located at Quincy, Massachusetts, with additional offices located in Warsaw, Indiana; Mt. Pleasant, South Carolina; Walpole, Massachusetts; Tomball, Texas; and Irvine, California. We also have sales representatives in 22 additional locations across the United States and a network of service providers in the U.S. and abroad, including factories, decorators, printers, logistics firms, and warehouses.

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

U.S. Promotional Products is a Large and Growing Market

According to ASI, the market for promotional products sales reached a record high of $26.6 billion in 2024. Moreover, the promotional products market is only one segment of a total addressable market of possibly up to $406 billion, based on the size of the promotional products market ($26.1 billion in 2023 according to ASI); the product packaging market ($185 billion as of 2021, according to Mordor Intelligence, a leading market intelligence and advisory firm); the loyalty incentive programs market ($90 billion annually according to the Incentive Marketing Association, the umbrella organization for suppliers in the incentive marketplace); the printing market ($83 billion projected for 2023, according to IBISWorld, an industry research provider); and the trade show and conference planning market ($22 billion projected for 2023, according to IBISWorld).

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

The Promotional Products Industry is Highly Fragmented

The promotional products industry is also highly fragmented. As of 2024, the firm with the greatest percentage of industry sales generated $1.3 billion in sales but made up only approximately 5.0% of the $26.6 billion in sales generated in 2024 by promotional products distributors, based on information reported by ASI and the firm itself. As a group, the top 40 distributors had approximately 37.9% market share as of 2024, based on total sales of approximately $9.9 billion out of total promotional products distributors’ revenues for 2024 of $26.1 billion, based on ASI’s reports.

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

Competitive Strengths

We believe our key competitive strengths include:

●	Superior and Distinctive Technology. We have invested in sophisticated, efficient ordering and logistics technology that provides order processing, warehousing and fulfillment functions. We continue to invest in our technology infrastructure, including many customized solutions developed on Adobe Inc. (“Adobe”)’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and was launched in the first half of 2025. Additional NetSuite phases will be planned and rolled out in the future as necessary.

●	Leading Market Position. Our over 30 years’ history and size make us a leader in the U.S. promotional products industry. We believe that the key benefits of our scale include an ability to efficiently implement large and intensive programs; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our market position and scale enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

●	Extensive Network. We have developed a deep network of collaborator factories, decorators, printers, and warehouses around the globe. This network helps us find the right solution to meet our customers’ needs, whether they are financial, timing, geographic, or brand goals. This model provides the flexibility to proactively manage our customers’ promotional needs efficiently. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

●	Customer-Centric Approach. Our customer-centric approach is what has fueled our growth since our inception and our early adoption of technology to solve challenges for our clients set us apart in our early growth. We strive to understand the goals and challenges that our customers face, building unique solutions and seeing each campaign through to completion as an extension of their team.

●	Diversified Customer Base. We sell our products to over 2,000 active customers and over 30 Fortune 500 companies, including long-standing programs with recurring revenue coming from well recognized brands and companies. Our largest customer accounted for 8.4% and 14.4% of overall revenue during 2024 and 2023, respectively. Our top 10 customers in 2024 and 2023 contributed 38.1% and 46.1% of revenue, respectively. Our customers span many industries, including pharmaceutical and healthcare, manufacturing, technology, finance, construction and consumer goods.

●	Experienced Senior Management Team. Our senior management team, led by our co-founder and Chief Executive Officer and President, Andrew Shape, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of experience in the promotional products industry.

●	Asset Acquisition Experience. We have made six acquisitions over the past five years through asset purchase agreements. Each of these acquisitions has provided a strategic or operational advantage, such as an expanded geographic footprint into a new market or industry vertical, or alternatively provided new operational capabilities such as a warehouse with fulfillment or kitting capabilities. Our experience of identifying target acquisitions and integrating them into our organization further enhances our profile within the promotional products industry. We continue to explore and pursue additional acquisition opportunities that are appropriate. Please see “Growth Strategies – Selectively Pursue Acquisitions” below for a discussion of our asset acquisition strategy.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Selectively Pursue Acquisitions. We believe that we are well-suited to capitalize on opportunities to acquire businesses with key customer relationships or have other value-added products or services that complement our current offerings. Our acquisition strategy consists of increasing our share in existing markets, adding a presence in new or complementary regions, utilizing our scale to realize cost savings, and acquiring businesses offering synergistic services such as printing, packaging, POS displays, loyalty and incentive program management, and decoration, or offering additional differentiators. We also have experience acquiring and integrating six complementary businesses. See “Competitive Strengths – Asset Acquisition Experience”.

We believe that this strategy and experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets, particularly with the following attributes:

○	Geographic balance, with a focus on acquiring a company in the branded merchandise space based in the southern and western United States (including Florida, Texas, or California) in the $5-10 million revenue range; and

○	Businesses with complimentary offerings to increase Stran’s portfolio of services and depth of expertise in these additional industries: Packaging; Loyalty & Incentive; Decorators (for screen printer, embroidery, direct-to-garment, rub-on transfers, etc.); and Event/Tradeshow Services.

●	Innovate and Invest in Technology. We continue to invest in upgrades to our platform for customers’ promotional e-commerce objectives, including customizable and scalable features, developed on Adobe’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our Company through an integrated software suite, and was launched in the first half of 2025. Additional NetSuite phases will be planned and rolled out in the future as necessary. We believe that it is necessary to continue focusing on the buildout of our technology offerings in order to meet the evolving needs of our customers. Additionally, our strong technology platform will support our acquisition strategy to integrate acquired businesses into our existing platforms. We intend to continue making significant investments in research and development and hiring top technical talent.

●	New Client Development. Our sales and marketing teams are tasked with continuously growing their books of business by nurturing existing business relationships while actively seeking new opportunities with new customers. We will continue to promote and ask for referrals from satisfied customers who often refer us to other potential clients. We continuously seek to build our sales forces through hiring of experienced individuals with established books of business as well as hiring less-experienced individuals that we hope to develop into productive sales representatives. As we continue to grow, we are hiring sales representatives in different geographies across the U.S. that further diversify our customer base and attract new customers. We will continue to build sales and marketing campaigns to promote Stran, including social media, search engine optimization (SEO), HubSpot Inbound Marketing, and other alternative platforms. We also plan to continue to identify and exhibit at appropriate tradeshows, conferences, and events where we have had success.

●	Develop and Penetrate Customer Base. We plan to further expand and leverage our sales force and broad product and service offering to upsell and cross-sell to both develop new clients and further penetrate our existing customer base. Many of our services work together and build on each other to offer greater control and consistency of our customers’ brands as well as improved efficiency and ease of use for their team. Our goal is to become an extension of our customers’ team and to support their organizations in using physically branded products in the most effective means possible. For example, we can offer a one-stop solution for all tradeshow and event asset management objectives. From pre-show mailings to special event materials, we can help design as well as produce and manage all tradeshow materials and processes from start to finish. With multiple warehouses strategically located throughout the United States, we offer logistics solutions and expertise to effectively fulfill customers’ events needs across the country. The internal inventory-management version of our e-commerce platform provides the ability to manage not only a customer’s assets for its booth or event setup, but also its literature, giveaways, and more. We will ship out all assets with return labels for post-show logistics and establish standard operating procedures for every asset to be returned back into inventory.

Other strategies that we plan to implement to expand our customer base with expanded sales staff and technology resources include:

○	Convert Transactional Customers to Programs. For the Stran & Company, Inc. operating segment, the majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2024 and 2023, program clients accounted for 83.3% and 81.4% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Program customers are typically geared towards longer-lasting relationships that help secure recurring revenue well into the future.

○	Strengthen Marketing and Social Media Outreach. We plan to expand sales and marketing tools and campaigns to promote the Company, and enhancing our digital marketing efforts, including paid search advertising, search engine optimization (SEO), social media platforms, such as Instagram and LinkedIn, and other alternative marketing platforms.

○	Tradeshows and Events. We plan to strategically increase our exhibitor presence at appropriate shows and events such as ProcureCon Marketing, Association of National Advertisers Masters of B2B Conference, National Beer Wholesalers Association (NBWA), Bar Convent Brooklyn, New England Cannabis Convention (NECANN), and one or more HR focused show(s). In addition, Gander Group is a registered exhibitor at the Indian Gaming Tradeshow and Convention.

○	Extend Relationships. We plan to identify and approach more print, fulfillment, and agency collaborators to sell into their customer base.

○	Referrals. We believe we will generate more customer referrals by offering an enhanced loyalty and customer incentive program.

Products and Services

Overview

Since our inception over 30 years ago, we have provided clients with marketing services that help drive sales, and make an impact using custom-branded merchandise, commercial print, loyalty and incentive programs, packaging and POS solutions while providing a technology solution to deliver these products and services efficiently via our warehouse and fulfillment system.

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

In developing our loyalty and incentive offering, Stran has taken a similar approach as we have in other areas of our business. Instead of developing our own internal solutions organically, we have sought out relationships with businesses with a variety of offerings that meet the very different needs of each of our customers. By using a collection of third-party providers, we are able to offer a more robust technology solution that meets the constantly evolving and changing needs of our incentive users.

Packaging and Point of Sale

Presentation makes all the difference. Clever and custom packaging and POS displays are essentials for elevating brand awareness and critical for driving sales. From packaging of corporate merchandise and promotional products to developing custom POS displays, clients come to us when they want to stand out and show the quality that their brands offer. We produce custom packaging and POS projects domestically as well as overseas for larger-run custom programs for many of our clients.

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

Warehouse and Fulfillment

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a 14-year relationship with industry leader Harte Hanks. These long-standing, strategic relationships provide our clients with process-driven fulfillment solutions that are scalable to meet client needs including real-time inventory reporting, climate-controlled facilities, high-value product security, storage, digital print-on-demand, and direct-mail solutions. Our custom front-end technology solution is directly integrated with the warehouse management software of our strategic global warehouse collaborators.

In addition to continuing to use our third-party logistics partners like Harte Hanks, we are expanding our in-house warehouse, decoration, and fulfillment capabilities. Our acquisition of the business and assets of T R Miller provides us with an approximately 25,000-square-foot warehouse, production, and distribution center in Walpole, Massachusetts and our acquisition of Trend Brand Solutions provides us with an approximately 5,000 square-foot warehouse and distribution center in Tomball, Texas. We leverage these facilities to offer our customers specialty fulfillment, kitting, and warehousing, allowing us greater control and flexibility to meet the complex demands of our customers.

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

We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and was launched in the first half of 2025. Additional NetSuite phases will be planned and rolled out in the future as necessary. NetSuite combines accounting, order management, inventory, CRM, and presentation functionality. We believe that this ERP will reduce inefficiencies, expenses and headcount, automate current manual processes, and potentially contribute to growing net revenues.

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

Pricing

As a large and growing firm with over 500 suppliers and due to our membership in Facilisgroup, Stran has the purchasing power to receive advantageous pricing, helping us with price-sensitive bids. Facilisgroup, a buying group of fewer than 1% of distributors in the industry, processed over $1.4 billion of sales in 2023. Pursuant to our Sublicense Agreement, we may access Facilisgroup’s @ease proprietary software tools for promotional products business management and analysis and a white labelled, managed, product website which we may use to sell promotional products under our brand. We may also access its “Signature Collection” website which Facilisgroup promises offers the best products and margins.

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

Supplier and Fulfillment Relationships

We have formed strategic relationships with fulfillment and commercial print providers in the United States in order to effectively warehouse and distribute merchandise from one or more of our warehouse facilities depending on our customer’s requirements. For over 30 years, we have developed these strategic relationships in order to offer our clients a powerful solution for their branded merchandise needs. Together, we have experience in developing custom marketing solutions for our clients and regularly kit together promotional printed items and branded product into a single package. Our expertise in product development and sourcing, technology development, and program management combined with our various collaborators’ superior warehousing, logistics, fulfillment, distribution and print services are a competitive advantage.

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a 14-year relationship with industry leader Harte Hanks. We buy products and certain raw materials from a supplier network of factories, both domestic and international, as needed. We also outsource certain technology services such as web hosting and data backup. We do not believe that we are dependent on any supplier. Should any of these suppliers terminate their relationship with us or fail to provide the agreed-on services, we believe that there would be sufficient alternatives to continue to meet customer demand and comply with our contractual obligations without interruption.

Marketing

We have a direct sales team consisting of over 53 outside sales representatives and 25 in-house sales representatives. We incentivize our representatives with a competitive compensation, incentive, and commission structure.

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

Our efforts in in-person marketing include expanding the number of tradeshows and conferences that we attend and sponsor across different industry verticals. At these tradeshows, we plan to target representatives of specific industry verticals, such as the beverage industry or the gaming market, and a variety of professionals attending events focused in the areas of marketing or procurement development.

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

Customers and Markets

Stran’s customer base includes approximately 2,000 active customers and over 30 Fortune 500 companies, servicing a diverse customer base, encompassing pharmaceutical and healthcare, manufacturing, gaming, technology, finance, construction and consumer goods. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established subcontractor. We have long-term contracts with many of our customers, though most do not have minimum guarantees. We have ongoing contracts with clientele in such industries as financial services, casino gaming, consumer packaged goods, retail clothing and accessories, pet food and medicine, fitness, child care, retail hardware, fast food franchises, health care, and environmental services. Contracts are often multi-year and auto-renewing. Our average contract lifespan is approximately 10 years. Alternatively, we do have inventory guarantees where the customer must purchase any inventory held by us that has been purchased on their behalf within the contractual time periods. Our active customers may be broken into two main categories, transactional clients and program clients.

During 2024, sales to our largest two customers were 8.4% and 6.8% of total revenue, respectively. During 2023, sales to our largest two customers were 14.4% and 7.8% of total revenue, respectively. All other customers generated less than 5% of sales, and the vast majority generated less than 1% of sales.

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

Competition

Our major competitors include companies such as 4Imprint Group plc (LSE: FOUR.L), Brand Addition Limited (The Pebble Group plc) (LSE: PEBB), BAMKO LLC (Superior Group of Companies, Inc.) (Nasdaq: SGC), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc. (Zazzle Inc.), Custom Ink, Cimpress plc (Nasdaq: CMPR), HALO Branded Solutions, Inc., Imagine This (Shye West, Inc.), Power Promotions, Inc. and Global Promotional Sourcing, LLC. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Our Program Management

We are experienced and industry-leading program managers who integrate all aspects of a successful program. Our program team works hand in hand with our account teams to drive the processes and procedures that ensure we are effectively managing our programs. For Stran, program management is built upon six key building blocks:

●	Creative Products. We approach promotional marketing, branded merchandise, and loyalty and incentives with the structure and vision of an ad agency. We have built a robust creative and merchandising team that works collaboratively with our account teams to bring fresh ideas and identify future trends for each of our program clients. We proactively develop merchandising plans, source products, offer individual personalization, understand trends, and make continuous improvements to the product offering based on user demand and marketing goals. We also offer multiple procurement methods within the same platform. These include inventoried products, made-to-order products, and personalized products. Our approach is to utilize all three procurement methods within a single program to take advantage of the benefits each method offers. In addition to these three procurement models, Stran has developed strong factory direct relationships with factories around the globe. We utilize these relationships to help drive down costs for our clients. In order to ensure that we can bring products to market quickly and reduce the possibility of backorders, Stran uses a blended approach to sourcing. We work with our domestic supply base to bookend our overseas inventory purchases. Stran purchases and owns inventory for many clients. This benefits our customers by allowing for budget flexibility and a pay-as-you-go model, resulting in reduced upfront costs and streamlined accounting and reporting.

●	Robust Technology. We have developed our own custom technology platform based on Magento Open Source, an open-source software e-commerce platform. Using Magento we have been able to build a custom solution that meets the very distinctive needs of each of our clients. Stran is constantly making improvements and enhancements to our technology offerings. Client stores feature the ability to purchase a combination of inventoried products in addition to on-demand, and personalized products. The front-end responsive design ensures an impressive mobile experience. Our platform is user-friendly and easy to use while robust enough to offer many of the requirements needed in a traditional B2B solution. The requirements can include allocation to cost centers, departments, or general ledger codes; approval hierarchies; varied product selection or pricing by user group; and robust reporting. Our custom-built platform is also tied directly into our fulfilment center system for streamlined flow of data and we are capable to tying our platform into third party software such as Salesforce as well as accounting and procurement software.

●	Global Distribution. We offer a global solution for warehousing and fulfillment through a network of industry-leading fulfillment providers including a close working relationship with Harte Hanks, an industry leader in warehousing, fulfillment, print-on-demand, direct mail, and kitting. The relationship between Stran and Harte Hanks has been fine-tuned over a 14-year period and allows Stran to do what we do best, which is the creativity, product procurement, technology and account management while allowing Harte Hanks to do what they do best, which is process-driven fulfillment. Through our longstanding relationship with Harte Hanks we have developed integrated account management teams which ensures that while the customer has a large and diverse account team to support all their program needs, they also have a single account director responsible for all aspects of their program.

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

Intellectual Property

We conduct our business using the registered trademark “STRÄN” and “Gander Group” as well as the registered trade name “Stran Promotional Solutions”. We also use the unregistered logo “STRÄN promotional solutions”.

To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. Federal trademark law protects our registered trademark STRÄN and Gander Group and may protect our unregistered logo “STRÄN promotional solutions”. We also rely on the protection of laws regarding unregistered copyrights for certain content we create and trade secret laws to protect our proprietary technology including our e-commerce platform and ERP system. To further protect our intellectual property, we enter into confidentiality agreements with our executive officers and directors.

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

Employees

As of March 25, 2025, we employed 153 full-time employees, 3 part-time employees and 15 independent contractors.

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

We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the Consumer Product Safety Improvement Act (the “CPSIA”). The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. We are also subject to various state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.

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

In addition to California, the following U.S. states have enacted comprehensive consumer privacy protection laws:

●	Virginia’s Consumer Data Protection Act (“VCDPA”) establishes rights for Virginia consumers to control how companies use individuals’ personal data. The VCDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The VCDPA went into effect on January 1, 2023.

●	The Colorado Privacy Act (the “CPA”) and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring (“CDPA”), effective as of July 1, 2023, are similar comprehensive consumer privacy laws in Colorado and Connecticut, respectively.

●	Effective as of December 31, 2023, the Utah Consumer Privacy Act (“UCPA”) regulates business handling of consumers’ personal data in Utah.

●	Effective as of July 1, 2024, the Texas Data Privacy and Security Act (“TDPSA”) and the Oregon Consumer Privacy Act (“OCPA”) became comprehensive privacy laws in Texas and Oregon, respectively.

●	Effective as of October 1, 2024, the Montana Consumer Data Privacy Act (“MCDPA”) became a comprehensive privacy law in Montana.

●	Effective as of January 1, 2025, the Iowa Consumer Privacy Act (“ICPA”), the Delaware Personal Data Privacy Act (“DPDPA”), the Nebraska Data Privacy Act (“NEDPA”), the New Hampshire Data Privacy Act (“NHDPA”), became comprehensive privacy laws in Iowa, Delaware, Nebraska, and New Hampshire, respectively.

●	Effective as of January 15, 2025, the New Jersey Data Protection Act (“NJDPA”) became a comprehensive privacy law in New Jersey.

●	Effective as of July 1, 2025, the Minnesota Consumer Data Privacy Act (“MCDPA”) and the Tennessee Information Protection Act (“TIPA”) will become comprehensive privacy laws in Minnesota and Tennessee, respectively.

●	Effective as of October 1, 2025, the Maryland Online Data Privacy Act of 2024 (“MODPA”) will become a comprehensive privacy law in Maryland.

●	Effective as of January 1, 2026, the Indiana Consumer Data Protection Act (“ICDPA”), the Kentucky Consumer Data Protection Act (“KCDPA”), and the Rhode Island Data Transparency and Privacy Protection Act (“RIDTPPA”) will become comprehensive privacy laws in Indiana, Kentucky, and Rhode Island, respectively.

The European Union (the “EU”) General Data Protection Regulation (“GDPR”) imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with our EU-based students. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

Following the withdrawal of the United Kingdom from the EU and the expiry of the transition period, from January 1, 2021, the United Kingdom Data Protection Act 2018 (“UK GDPR”) retains in large part the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g., we could be fined up to the greater of €20 million/£17.5 million or 4% of global turnover under each regime.

The Controlling the Assault of Non-Solicited Pornography And Marketing Act, as amended (the “CAN-SPAM Act”), and similar laws adopted by several states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices. The law also restricts data collection and use in connection with its opt-out process requirements for senders of commercial emails. Similarly, the U.S. Federal Trade Commission has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive.

The federal U.S. Children’s Online Privacy Protection Act (“COPPA”), the GDPR, and the UK GDPR impose additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

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

Environmental Regulations

We use certain plastic, glass, fabric, metal and other products in our business which may be harmful if released into the environment. In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future. However, see “Risk Factors – Risks Related to Our Business and Industry – Increased focus by governments, vendors, stockholders, and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.” and “Risk Factors – Risks Related to Our Business and Industry – Environmental regulations may impact our future operating results.” for discussion of material related risks.

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

On September 26, 2020, we acquired certain assets including the customer account managers and customer base of the Wildman Imprints promotional products business division of WBG.

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

Following our reincorporation in Nevada, on May 24, 2021, Mr. Stranberg was our sole stockholder then holding a total of 10,000,000 shares of our common stock. On the date of the reincorporation transaction, Mr. Stranberg transferred 3,400,000 shares of common stock to Andrew Shape, our Chief Executive Officer and President and director, and 800,000 shares of common stock to Randolph Birney, a former executive officer of the Company, pursuant to stock purchase agreements. The price per share was equal to $0.1985 per share, which was the calculated price of a share of common stock of the Company as of December 31, 2020 determined through a valuation of the shares of common stock of the Company dated April 27, 2021. Each of Messrs. Shape and Birney paid the purchase price for the shares to Mr. Stranberg through the delivery to Mr. Stranberg of a secured promissory note effective as of May 24, 2021. Each of the promissory notes provides for 2% simple annual interest. Pursuant to an amendment to the promissory notes and the related stock purchase agreements, dated as of May 17, 2024, the principal and accrued interest must be repaid by each note’s sixth anniversary, May 24, 2027. Each note grants a security interest to Mr. Stranberg in the transferred shares as to the repayment obligations under the note.

The stock purchase agreements, as amended, between Mr. Stranberg and Messrs. Shape and Birney provided that the shares are also subject to a lockup provision providing that one-half of the purchased shares may not be sold until the second anniversary of the date of the stock purchase agreement, or May 24, 2023; provided, however, that such restriction on transfer will expire at a rate of 1/48th of the shares subject to the restriction per month over such two-year period. The shares were also subject to a market standoff provision restricting transfers and other dispositions of the shares as reasonably requested by the Company and its underwriter until the date that is two years after its initial public offering, which occurred on November 8, 2021. The shares were also formerly subject to a repurchase right which lapsed upon the occurrence of the initial public offering. Subject to the above remaining restrictions, Messrs. Shape and Birney may sell the shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note.

On May 24, 2021, Mr. Stranberg also transferred 700,000 shares of common stock to another third party pursuant to a stock purchase agreement subject to a different arrangement with Mr. Stranberg from Mr. Shape and Mr. Birney’s.

On November 12, 2021, the Company completed its initial public offering, in which it sold 4,337,349 units, each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock at the initial public offering price of $4.15 per unit, plus an additional 650,602 shares of common stock and 650,602 publicly-traded warrants pursuant to the exercise of the underwriters’ over-allotment option. Initially, the common stock and publicly-traded warrants had been listed on The Nasdaq Capital Market tier of Nasdaq under the initial ticker symbols “STRN” and “STRNW”, respectively. Subsequently, we changed the ticker symbols of the shares and publicly-traded warrants to “SWAG” and “SWAGW”, respectively. Each whole share exercisable pursuant to the publicly-traded warrants had an initial exercise price per share of $5.1875, equal to 125% of the initial public offering price. Due to our subsequent private placement of common stock and common stock purchase warrants at a purchase price of $4.97 for one share and 1.25 warrants combined, after attributing a warrant value of $0.125, the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. The publicly-traded warrants were immediately exercisable and will expire on the fifth anniversary of the original issuance date. The units were not certificated. The shares of common stock and publicly-traded warrants were immediately separable and were issued separately, though they were issued and purchased together as a unit in the offering.

On December 10, 2021, we completed a private placement with several investors, wherein a total of 4,371,926 shares of common stock were issued at a purchase price of $4.97 per share, with each investor also receiving a warrant to purchase up to a number of shares of common stock equal to 125% of the number of shares of common stock purchased by such investor in the private placement, or a total of 5,464,903 shares, at an exercise price of $4.97 per share, for a total purchase price of approximately $21.7 million. The warrants were immediately exercisable on the date of issuance, expire five years from the date of issuance and have certain downward-pricing adjustment mechanisms, including with respect to any subsequent equity sale that is deemed a dilutive issuance, in which case the warrants were subject to a floor price of $4.80 per share before stockholder approval of the private placement was obtained, and after stockholder approval was obtained, such floor price would be reduced to $1.00 per share, as set forth in the warrants. On December 10, 2021, the holders of shares of common stock entitled to vote approximately 65.4% of our outstanding voting stock on December 10, 2021 approved the Company’s entry into the private placement. We filed preliminary and definitive information statements on Schedule 14C with the Securities and Exchange Commission (the “SEC”) on December 29, 2021 and January 11, 2022, and delivered copies of the definitive information statement to stockholders or their nominees on January 12, 2022. On January 31, 2022, the stockholders’ consent became effective pursuant to Rule 14c-2 under the Exchange Act. As a result, the exercise price of the warrants may be reduced to as low as $1.00 per share if their downward-pricing adjustment mechanisms become applicable. The warrants issued in this private placement are not registered for resale or listed on any stock exchange and are subject to restrictions on transfer. We engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) as our placement agent for the private placement. We agreed, among other things, to issue the EF Hutton’s designees warrants to purchase an aggregate of 131,158 shares of common stock, which is equal to 3.0% of the total number of shares issued in the private placement, at an exercise price of $4.97 per share.

On January 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of G.A.P. Promotions. On August 31, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Trend Brand Solutions. On December 20, 2022, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of Premier NYC. On June 1, 2023, we acquired substantially all of the assets used in the branding, marketing and promotional products and services business of T R Miller. On August 23, 2024, we acquired substantially all of the assets used in the casino continuity and loyalty programs products and services business of Gander Group.

As of March 25, 2025, we had two subsidiaries, Stran Loyalty Solutions and Gander Group Louisiana.

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

Our operations are subject to various international trade agreements and regulations. Generally, these trade agreements and regulations benefit our business by reducing or eliminating the quotas, duties and/or tariffs assessed on products manufactured in a particular country. However, trade agreements and regulations can also impose requirements that have a material adverse effect on our business, revenue and results of operations, such as limiting the countries from which we can purchase raw materials, limiting the products that qualify as duty free, and setting quotas, duties and/or tariffs on products that may be imported into the United States from a particular country. Certain inbound products to the United States are subject to tariffs assessed on the manufactured cost of goods at the time of import. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. The current Trump administration has implemented additional tariffs, some of which apply to goods imported from China and other countries from which we import goods. As a result, we have had to increase prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance. In response, in part, to tariffs levied on products imported from China we have shifted away from Chinese or other foreign manufacturers of some of our products and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, which may result in additional costs and disruption to our operations.

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

As a distributor, we buy merchandise both from multiple supply sources and from a network of factories in which we have developed direct relationships around the globe over the past 30 years. However, an unexpected interruption in any of the sources or facilities may temporarily adversely affect our results of operations until alternate sources or facilities can be secured. We rely on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal for our promotional products. Further, our suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States.

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

During the years ended December 31, 2024 and 2023, many promotional products companies saw increases in the cost of finished goods and raw materials purchased, as well as in the average cost of finished goods and raw materials purchased, as compared to the prior year, driven by rising inflation rates and shipping costs.

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

Even if we are able to acquire businesses on favorable terms, managing growth through acquisitions is a difficult process that includes integration and training of personnel, combining facility and operating procedures, and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense and disruption to our operations, and may require a disproportionate amount of our management’s attention, any of which could negatively impact our ability to achieve anticipated benefits, such as revenue and cost synergies. Growth of our business through acquisitions generally increases our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. We may be required to invest in additional support personnel, facilities and systems to address the increased complexities associated with business or segment expansion. These investments could result in higher overall operating costs and lower operating profits for the business as a whole. There can be no assurance that we will be successful in integrating acquired businesses or managing our expanding operations.

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

U.S. federal data privacy laws include the CAN-SPAM Act, which, among other things, restricts data collection and use in connection with CAN-SPAM Act’s opt-out process requirements for senders of commercial emails; and COPPA, which regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age, although our website and app user terms of service and privacy policy expressly prohibit children under 13 from submitting information to or on our website or app. These laws and regulations promulgated under these laws restrict our collection, processing, storage, use and disclosure of personal information, may require us to notify individuals of our privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information, and mandate certain procedures with respect to safeguarding and proper description of stored information.

Moreover, certain laws and regulations of U.S. states and the EU impose similar or greater data protection requirements and may also subject us to scrutiny or attention from regulatory authorities. For example, the EU and California have passed comprehensive data privacy laws, the EU GDPR and the CCPA and regulations promulgated under the CCPA, respectively, which impose data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Of particular importance, the CCPA, which became effective on January 1, 2020, limits how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal information, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts. Effective January 1, 2023, we also became subject to the CPRA in California, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA, and the VCDPA in Virginia, another comprehensive data privacy law, and regulations promulgated under the CPRA and the VCDPA.

In addition, similar consumer data privacy laws have been passed and either are in effect or will become effective within the next 12 months in many other states, including Colorado (CPA, effective July 1, 2023); Connecticut (CDPA, effective July 1, 2023); Utah (UCPA, effective December 31, 2023); Texas (TDPSA, effective July 1, 2024); Oregon (OCPA, effective July 1, 2024); Montana (MCDPA, effective October 1, 2024); Iowa (ICPA, effective January 1, 2025); Delaware (DPDPA, effective January 1, 2025); Nebraska (NEDPA, effective January 1, 2025); New Hampshire (NHDPA, effective January 1, 2025); New Jersey (NJDPA, effective January 15, 2025); Minnesota (MCDPA, effective July 1, 2025); Tennessee (TIPA, effective July 1, 2025); Maryland (MODPA, effective October 1, 2025); Indiana (ICDPA, effective January 1, 2026); Kentucky (KCDPA, effective January 1, 2026); and Rhode Island (RIDTPPA, effective January 1, 2026). Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these laws and regulations may have on our business.

Outside of the U.S., data protection laws, including the GDPR, also might apply to some of our operations or business collaborators. Legal requirements in the European Union and United Kingdom relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

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

During the fiscal year ended December 31, 2024, our top ten customers accounted for 38.1% of revenues, and our top customer accounted for 8.4% of revenues. During the fiscal year ended December 31, 2023, our top ten customers accounted for 46.1% of revenues, and our top customer accounted for 14.4% of revenues. If we are unable to retain our current customers or find new major customers or gain major new engagements from existing customers to replace any nonrecurring contracts, there may be material adverse effects on our financial condition or results of operations. If on the other hand we successfully source major new contracts, the risk that we may become dependent on one or a few customers may increase. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

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

Customers in the promotional products, tradeshow and event marketplace, loyalty and program management business process outsourcing industries choose distributors primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. The majority of our revenue is derived from the sale of promotional products. Our major competitors include companies such as 4Imprint Group plc (LSE: FOUR.L), Brand Addition Limited (The Pebble Group plc) (LSE: PEBB), BAMKO LLC (Superior Group of Companies, Inc.) (Nasdaq: SGC), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc. (Zazzle Inc.), Custom Ink, Cimpress plc (Nasdaq: CMPR), HALO Branded Solutions, Inc., Imagine This (Shye West, Inc.), Power Promotions, Inc. and Global Promotional Sourcing, LLC. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

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

Many of our competitors also source their product requirements from developing countries to achieve a lower cost operating environment, possibly with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. Some of our competitors have more purchasing power than we do, which may enable them to obtain products at lower costs. To remain competitive, we may adjust our product and service prices and margins from time to time in response to these industry-wide pricing pressures. Additionally, increased customer demands for allowances, incentives and other forms of economic support could reduce our margins and affect our profitability. Our financial performance will be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs proportionally or if our product costs increase and we cannot increase our prices proportionally.

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

We source a large number of raw materials from third-party suppliers globally. These products include both natural and synthetic materials derived from plants, animal products, and organic and petroleum-based raw materials. Disruptions to the global supply chain due to climate-related impacts or geopolitical events are possible and exist as external risk factors that we can respond to but not control. These events could limit our supply of key raw materials, or could have significant impacts to pricing. We work with multiple raw material suppliers to mitigate lack of availability from a single supplier, however in some cases products with limited numbers of suppliers may become difficult to obtain.

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

We will be exempt from the SEC rules’ requirements to disclose certain information about our greenhouse gas emissions and comply with related auditor assurance requirements as long as we remain a “smaller reporting company” (as described below under —Risks Related to our Common Stock and Publicly-Traded Warrants – We are a ’smaller reporting company’ within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.”) or an “emerging growth company” (as described below under “—Risks Related to our Common Stock and Publicly-Traded Warrants – We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”). In addition, these disclosure rules will not require compliance by us until our fiscal year beginning in 2027, with certain requirements not becoming effective until our fiscal year beginning in 2028, if we remain a smaller reporting company or emerging growth company.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. A report of our management is included under Item 9A of this Annual Report on Form 10-K. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have restated certain financial information in our previously issued financial statements as of and for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed by the Company with the SEC on March 28, 2024, and filed the restated financial statements with an amended Annual Report on Form 10-K/A for the year ended December 31, 2023 on January 22, 2025. The restatement has resulted in substantial costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the restatement.

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

We assess our goodwill, intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States (“U.S. GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in a number of adverse consequences, including: Declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth; and increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital. If our assessment of goodwill, intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our financial condition and results of operations.

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

Risks Related to our Common Stock and Publicly-Traded Warrants

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

Although our common stock and publicly-traded warrants are listed on Nasdaq, we must meet certain financial, liquidity, SEC reporting, corporate governance, and other continuing listing requirements to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock and publicly-traded warrants may be delisted.

On December 17, 2024, the Company received a letter from the Listing Qualifications staff (the “Staff”) of Nasdaq issuing a Staff delisting determination (the “Staff Determination”). The Staff Determination noted that the Staff had notified the Company on June 21, 2024, August 23, 2024, and November 21, 2024, that the Company did not comply with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”) because the Company had not filed its Quarterly Reports on Forms 10-Q for the periods ended March 31, 2024, June 30, 2024, and September 30, 2024 (the “2024 Forms 10-Q”), with the SEC. The Staff Determination noted that, based on the Staff’s review and the materials submitted on August 20, 2024, the Staff granted the Company an exception until December 16, 2024, to regain compliance with the Filing Rule. The Staff Determination stated that the Company had not met the terms of the exception. Specifically, the Company had not filed the 2024 Forms 10-Q as required by the Filing Rule. The Staff Determination had no immediate effect and did not immediately result in the suspension of trading or delisting of the Company’s common stock.

The Staff Determination notified the Company that the Company was permitted to request a hearing before a Nasdaq Hearings Panel by December 24, 2024, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Accordingly, on December 24, 2024, the Company submitted a request for a hearing and for an extended stay before a Hearings Panel. On December 26, 2024, the Company received a letter from the staff of the Office of the General Counsel of Nasdaq that stated that the Company’s hearing had been scheduled (the “Hearing Notice”). The Hearing Notice further confirmed that the delisting action referenced in the Staff Determination had been automatically stayed until January 10, 2025.

On January 10, 2025, the Company received a letter from the Staff notifying it that since the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end, it no longer complies with Nasdaq Listing Rule 5620(a) (the “Annual Meeting Rule”). Accordingly, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. The Staff indicated that the letter was formal notification that the Hearings Panel would consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

On January 27, 2025, the Company received a letter from the Staff notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market tier of Nasdaq (the “Bid Price Rule”). The letter also indicated that the Company had a compliance period of 180 calendar days, or until July 28, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The Notification Letter further provided that if, at any time during the Compliance Period, the Company’s common stock closing bid price is at $1.00 for a minimum of ten consecutive business days, the Staff would provide the Company with written confirmation of compliance and this matter would be closed.

At the hearing held on February 11, 2025 by the Hearings Panel, the Company presented its plan for regaining compliance with the Filing Rule and the Annual Meeting Rule, and requested a further extension so that the Company may complete the execution of the plan. On March 3, 2025, the Hearings Panel informed the Company that it determined to grant the Company’s request to continue its listing on Nasdaq subject to three conditions. The first was that the Company become current on its financial filings. The second was that the Company meet the Nasdaq minimum closing bid price requirement. The third was that the Company hold its annual shareholder meeting for 2024.

In accordance with the Company’s presentation at the hearing, on February 11, 2025, the Company filed its Quarterly Reports on Forms 10-Q for the periods ended March 31, 2024 and June 30, 2024. On March 7, 2025, the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2024. As a result, the Company has regained compliance with the Filing Rule. On February 20, 2025, the Company received a written notification from the Staff notifying the Company that for the last 11 consecutive business days, from February 4, 2025 to February 19, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company regained compliance with the Bid Price Rule. In addition, the Company will schedule its annual meeting for 2024 and 2025 to take place in the second quarter of 2025. Upon the conclusion of such annual meeting, the Company will regain compliance with the Annual Meeting Rule.

Although we have regained compliance with the Filings Rule and the Bid Price Rule, no assurance can be provided that we will regain compliance with the Annual Meeting Rule or otherwise remain in compliance with the Nasdaq Listing Rules. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock and publicly-traded warrants from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and publicly-traded warrants and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock and publicly-traded warrants. The delisting of our common stock and publicly-traded warrants could also significantly impair our ability to raise capital and the value of your investment.

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

Notwithstanding the foregoing, these provisions of the warrant certificate will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore stockholders may have difficulty selling their securities.

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

Engaging Third Parties on Risk Management

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

Under a lease agreement dated May 31, 2023 (the “Miller Lease Agreement”) with Miller Family Walpole LLC, as landlord (the “Miller Landlord”), for a warehouse facility in Walpole, Massachusetts, the initial lease term commenced on June 1, 2023 and terminates on May 31, 2028. We paid base rent of $179,550.00 in the first year of the lease and will pay an increase of 2% per annum in each subsequent year. We may extend the term for an additional five years upon the same base rent terms upon 12 months’ notice. We will be responsible for all property and other taxes and expenses related to the facility except for maintenance of certain structural elements. We may assign our rights to the lease and property at the facility as collateral to a lender. The Miller Landlord is also required to execute a landlord lien waiver and collateral access agreement upon request. The Miller Lease Agreement contains provisions for minimum insurance, mutual indemnification from certain claims relating to the Miller Lease Agreement, and customary default and related termination and remedy provisions.

We also lease satellite office space in Warsaw, Indiana; Mt. Pleasant, South Carolina; Walpole, Massachusetts; Tomball, Texas; and Irvine, California. Our aggregate rent payments for these facilities was approximately $743.000 during the fiscal year ended December 31, 2024. Our employees also work remotely from 22 additional locations around the United States using other facilities.

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

Number of Holders of Our Common Stock

As of April 8, 2025, there were approximately 64 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2024 fiscal year that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K that was filed during the 2024 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2024.

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

In addition to selling branded products, we offer clients custom sourcing capabilities; a flexible and customizable e-commerce solution for promoting branded merchandise and other promotional products, managing promotional loyalty and incentives, print collateral, and event assets, order and inventory management, and designing and hosting online retail popup shops, fixed public retail online stores, and online business-to-business service offerings; creative and merchandising services; warehousing/fulfillment and distribution; print-on-demand; kitting; POS displays; and loyalty and incentive programs.

We earn the majority of our revenue from the sale of unique, quality promotional products for a wide variety of industries primarily to support marketing efforts. We also derive revenues from service fees from loyalty programs, event management, print services, fulfillment services, and technology services.

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years ended December 31, 2024 and 2023, program clients accounted for 83.3% and 81.4% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Our sales increased 8.8% year-over year in 2024 compared to 2023, which we believe was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of the assets of T R Miller in June 2023, and the Gander Group Assets in August 2024, respectively.

As of December 31, 2024, we had approximately $55.1 million of total assets with approximately $31.6 million of total stockholders’ equity.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the Company’s initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	our ability to identify or to complete acquisitions or to successfully integrate the businesses we acquire; and

●	market conditions and our market position.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023 both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2024		2023
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$82,194	99.4%	$75,147	98.9%
Sales – related parties	460	0.6%	853	1.1%
Total sales	82,654	100.0%	76,000	100.0%

COST OF SALES:
Cost of sales	56,487	68.3%	50,492	66.4%
Cost of sales - related parties	354	0.4%	656	0.9%
Total cost of sales	56,841	68.8%	51,148	67.3%

GROSS PROFIT	25,813	31.2%	24,852	32.7%

OPERATING EXPENSES:
General and administrative expenses	30,707	37.2%	25,310	33.3%
Goodwill impairment	—	—%	810	1.1%
Total operating expenses	30,707	37.2%	26,120	34.4%

LOSS FROM OPERATIONS	(4,894)	(5.9)%	(1,268)	(1.7)%

OTHER INCOME:
Other income	38	—%	186	0.2%
Interest income	305	0.4%	570	0.8%
Change in fair value of contingent earn-out liability	208	0.3%	65	0.1%
Realized gain on investments	208	0.3%	103	0.1%
Total other income	759	0.9%	924	1.2%

LOSS BEFORE INCOME TAXES	(4,135)	(5.0)%	(344)	(0.5)%

Provision for income taxes	5	—%	41	0.1%

NET LOSS	$(4,140)	(5.0)%	$(385)	(0.5)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Year Ended		Year Ended		Increase / (Decrease)
	12/31/2024	% of Total	12/31/2023	% of Total	$	%
Stran	$72,712	88.0%	$76,000	100%	$(3,288)	(4.3)%
SLS	9,942	12.0%	—	—%	9,942	100.0%
Total sales	$82,654	100.0%	$76,000	100%	$6,654	8.8%

Our total sales increased 8.8% to approximately $82.7 million for the year ended December 31, 2024, from approximately $76.0 million for the year ended December 31, 2023. Sales by our Stran segment decreased to approximately $72.7 million for the year ended December 31, 2024 from approximately $76.0 million for the year ended December 31, 2023. Sales by our SLS segment (which consists of the former Gander Group business) increased to approximately $9.9 million for the year ended December 31, 2024 from $0 for the year ended December 31, 2023. For the Stran segment, the decrease in sales was primarily due to lower spending from new and existing clients. For the SLS segment, the increase in sales was due to the acquisition of the Gander Group Assets in August 2024.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Year Ended		Year Ended		Increase / (Decrease)
	12/31/2024	% of Total	12/31/2023	% of Total	$	%
Stran	$48,970	86.2%	$51,148	100.0%	$(2,178)	(4.3)%
SLS	7,871	13.8%	—	—%	7,871	100.0%
Total cost of sales	$56,841	100.0%	$51,148	100.0%	$5,693	11.1%

Our total cost of sales increased 11.1% to approximately $56.8 million for the year ended December 31, 2024, from approximately $51.1 million for the year ended December 31, 2023. As a percentage of sales, total cost of sales increased to 68.8% for the year ended December 31, 2024 from 67.3% for the year ended December 31, 2023. Cost of sales by our Stran segment decreased to approximately $49.0 million for the year ended December 31, 2024 from approximately $51.1 million for the year ended December 31, 2023. Cost of sales by our SLS segment increased to approximately $7.9 million for the year ended December 31, 2024 from $0 for the year ended December 31, 2023. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 8.8% from period to period. For the Stran segment, the decrease was primarily due to a decrease in sales of approximately $3.3 million for the reasons described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit and gross margin percentages by segment and in total were as follows (in thousands):

	Year Ended		Year Ended		Increase / (Decrease)
	12/31/2024	% of Total	12/31/2023	% of Total	$	%
Stran	$23,742	92.0%	$24,852	100.0%	$(1,110)	(4.5)%
SLS	2,071	8.0%	—	—%	2,071	100.0%
Total gross profit	$25,813	100.0%	$24,852	100.0%	$961	3.9%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 3.9% to approximately $25.8 million, or 31.2% of sales, for the year ended December 31, 2024, from approximately $24.9 million, or 32.7% of sales, for the year ended December 31, 2023. Gross profit of our Stran segment decreased to approximately $23.7 million for the year ended December 31, 2024 from approximately $24.9 million for the year ended December 31, 2023. Gross profit of our SLS segment increased to approximately $2.1 million for the year ended December 31, 2024 from $0 for the year ended December 31, 2023. The increase in the dollar amount of total gross profit was primarily due to the acquisition of the Gander Group Assets in August 2024. For the Stran segment, the decrease in the dollar amount of gross profit was due to a decrease in sales of approximately $3.3 million for the reasons described above, which was partially offset by a decrease in cost of sales of approximately $2.2 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was due to the acquisition of the Gander Group Assets in August 2024. The decrease in total gross profit margin to 31.2% for the year ended December 31, 2024 compared to 32.7% for the year ended December 31, 2023 was primarily due to the acquisition of the Gander Group Assets in August 2024, which operates at a lower gross margin than the Stran segment. The gross profit margin for the Stran segment remained unchanged at 32.7% for the years ended December 31, 2024 and 2023. The gross profit margin for the SLS segment was 20.8% for the year ended December 31, 2024.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Year Ended		Year Ended		Increase / (Decrease)
	12/31/2024	% of Total	12/31/2023	% of Total	$	%
Stran	$27,587	89.8%	$26,120	100.0%	$1,467	5.6%
SLS	3,120	10.2%	—	—%	3,120	100.0%
Total operating expenses	$30,707	100.0%	$26,120	100.0%	$4,587	17.6%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 17.6% to approximately $30.7 million for the year ended December 31, 2024, from approximately $26.1 million for the year ended December 31, 2023. Operating expenses of our Stran segment increased to approximately $27.6 million for the year ended December 31, 2024 from approximately $26.1 million for the year ended December 31, 2023. Operating expenses of our SLS segment increased to approximately $3.1 million for the year ended December 31, 2024 from $0 for the year ended December 31, 2023. As a percentage of sales, operating expenses increased to 37.2% for the year ended December 31, 2024, from 34.4% for the year ended December 31, 2023. As a percentage of sales, operating expenses of our Stran segment increased to 37.9% for the year ended December 31, 2024 from 34.4% for the year ended December 31, 2023. As a percentage of sales, operating expenses of our SLS segment were 31.4% for the year ended December 31, 2024. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to expenses related to Stran’s NetSuite enterprise resource planning system implementation, acquisition and integration of the Gander Group Assets, and legal and accounting expenses related to the re-audit of historical financial statements. For the SLS segment, the increase in the dollar amount of operating expenses was due to the acquisition of the Gander Group Assets in August 2024.

Other Income

Other income consists of other income, interest income, change in fair value of contingent earn-out liability, and realized gain on investments. Our other income, net was approximately $38 thousand for the year ended December 31, 2024, compared to approximately $186 thousand for the year ended December 31, 2023. This change was primarily due to an increase in noncash accretion expense in 2024 relative to 2023, related to certain installment payment liabilities. Our interest income was approximately $305 thousand for the year ended December 31, 2024, compared to approximately $570 thousand for the year ended December 31, 2023. This change was primarily due to a decrease in interest generated from investments. Our change in fair value of contingent earn-out liability was approximately $208 thousand for the year ended December 31, 2024, compared to approximately $65 thousand for the year ended December 31, 2023. This change was primarily due to an update to the estimated fair value of the remaining contingent earn-out liabilities related to business combinations. Our realized gain on investments was approximately $208 thousand for the year ended December 31, 2024, compared to approximately $103 thousand for the year ended December 31, 2023. This change was primarily due to the sale of investments above their initial value.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the year ended December 31, 2024 was approximately $5 thousand compared to income tax provision of approximately $41 thousand for the year ended December 31, 2023. Income tax provision for the year ended December 31, 2024 accounted for 0.1% of loss before income taxes of approximately $4.1 million. Income tax provision for the year ended December 31, 2023 accounted for 11.9% of income before income taxes of approximately $0.3 million. As of December 31, 2024 and 2023, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets. The Company recorded a valuation allowance due to a cumulative loss over a three-year period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2024.

Net Loss

Our net loss for the year ended December 31, 2024 was approximately $4.1 million, compared to approximately $0.4 million for the year ended December 31, 2023. This change was primarily due to the increase in operating expenses along with the decrease in gross profit for the reasons described above.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of approximately $9.4 million and investments of approximately $8.9 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended December 31, 2025 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024 (in thousands)	2023 (in thousands)
Net cash provided by (used in) operating activities	$2,760	$(2,550)
Net cash used in investing activities	(533)	(3,736)
Net cash used in financing activities	(928)	(909)
Net increase (decrease) in cash	1,299	(7,195)
Cash and cash equivalents - beginning	8,059	15,254
Cash and cash equivalents - ending	$9,358	$8,059

Net cash provided by operating activities was approximately $2.8 million for the year ended December 31, 2024, as compared to net cash used in operating activities of approximately $2.6 million for the year ended December 31, 2023. The change was primarily due to an increase in rewards program liability.

Net cash used in investing activities was approximately $0.5 million for the year ended December 31, 2024, as compared to net cash used in investing activities of approximately $3.7 million for the year ended December 31, 2023. The change was primarily due to increased proceeds from the sale of investments, partially offset by increased purchases of investments.

Net cash used in financing activities was approximately $0.9 million for the year ended December 31, 2024, as compared to approximately $0.9 million for the year ended December 31, 2023. The increase in net cash used in financing activities was primarily due to reduced payments of contingent earn-out liabilities of approximately $0.6 million and increased payments of installment payment liabilities of approximately $0.6 million.

Debt

On November 22, 2021, we entered into the Revolving Demand Line of Credit Loan Agreement, dated as of November 22, 2021 (the “Initial Loan Agreement”), between the Company and Salem Five Cents Savings Bank, a Massachusetts savings bank (“Salem Five Cents”), for a revolving line of credit (the “Revolving Line of Credit”), consisting of aggregate loans of up to $7.0 million, evidenced by the Revolving Demand Line of Credit Note, dated November 22, 2021, by the Company in favor of Salem Five Cents (the “Demand Note”). The Revolving Line of Credit and the Demand Note were secured by a first priority security interest in all assets and property of the Company, as provided in the Security Agreement, dated November 22, 2021, between Salem Five Cents and the Company (the “Security Agreement”), and as described below. Under a Commercial Loan Modification Agreement, dated as of February 12, 2024, between Salem Five Cents and the Company (the “Loan Modification Agreement”), certain terms of the Initial Loan Agreement were modified as of February 12, 2024, as described below (as amended, the “Loan Agreement” and together with the Security Agreement and the Demand Note, the “Loan Documents”).

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

As of December 31, 2024, the Revolving Line of Credit had been terminated. As of December 31, 2023, we had not drawn any funds from the Revolving Line of Credit.

Acquisition of Gander Group Assets

On August 23, 2024, Stran Loyalty Solutions entered into a Secured Party Sale Agreement, dated as of August 23, 2024 (the “Sale Agreement”), between Stran Loyalty Solutions and Sallyport Commercial Finance, LLC, a Delaware limited liability company (“Secured Party”), pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of Gander Group, in and to the Gander Group Assets from Secured Party as a private sale pursuant to Article 9 of the Uniform Commercial Code (the “Gander Group Transaction”).

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

At the consummation of the transactions contemplated by the Sale Agreement (the “Gander Group Transaction Closing”), Stran Loyalty Solutions paid the Cash Purchase Price, including the payment of the Transaction Expense Payment, and assumed the Gander Group Assumed Liabilities. As a result of the Gander Group Transaction Closing, the Company indirectly acquired the Gander Group Assets, including all of the equity of Gander Group Louisiana, which became a wholly-owned subsidiary of Stran Loyalty Solutions.

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

Contractual Obligations

Property Leases

The following is a schedule by years of future minimum lease payments (in thousands):

2025	$361
2026	189
2027	185
2028	65
Total future non-cancelable minimum lease payments	$800

Lease cost for the years ended December 31, 2024 and 2023 totaled approximately $0.7 million and $0.5 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of December 31, 2024 and December 31, 2023, the Company had net deposits totaling approximately $6.0 million and $0.9 million, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Revolving Line of Credit. As stated above, as of December 31, 2024 and December 31, 2023, we had not drawn any funds from the Revolving Line of Credit under the Loan Documents.

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

We believe that the assumptions and estimates associated with the valuation of goodwill and intangible assets have the greatest potential impact on our financial statements. Additionally, when we acquire a business, we allocate the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the respective acquisition date. The fair values of acquired intangible assets, including customer relationships and trade names are determined using various valuation techniques, primarily utilizing various income-based approaches. Significant assumptions used in these models include projected revenue growth rates, discount rates, customer retention rates and royalty rates. These estimates require management’s judgment and are considered to be critical accounting estimates. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Valuation of Goodwill and Intangible Assets

We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is more likely than not that the fair value of our reporting unit to which goodwill is assigned is greater than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.

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

We assess the impairment of long-lived assets, including purchased property and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property and equipment and intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived assets stated on our consolidated balance sheets to reflect their estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A.27 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the restatement of our previously issued financial statements and corresponding material weaknesses described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

During this assessment, management identified material weaknesses in our internal control over financial reporting that are discussed further below. As a result of the material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As reported in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, following the identification and communication of the material weaknesses described above, management commenced remediation actions relating to these material weaknesses beginning in the fourth quarter of fiscal year 2024, as follows:

●	We utilized the services of external consultants for non-routine and/or technical accounting issues as they arose.

●	We improved our review process for complex accounting transactions by enhancing access to accounting literature, engaging third-party professionals with whom to consult regarding complex accounting applications, and hired additional staff with the requisite experience and training to supplement existing accounting professionals.

●	Management, with the assistance of a third party, performed an evaluation of the processes and procedures around our processes, internal control design gaps, and recommended process enhancements.

●	We implemented enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes, through the recent launch of our new NetSuite enterprise resource planning system in January 2025.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2024 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Andrew Stranberg	53	Executive Chairman, Treasurer, Secretary, and Director
Andrew Shape	52	President, Chief Executive Officer and Director
David Browner	37	Chief Financial Officer
John Audibert	38	Vice President of Growth and Strategic Initiatives
Ian Wall	53	Chief Information Officer
Travis McCourt	41	Director
Alan Chippindale	66	Director
Alejandro Tani	52	Director
Ashley Marshall	40	Director

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

Ashley L. Marshall has been a member of our board of directors since November 2021. From December 2021 to September 2022, Ms. Marshall was Merchandise Manager Lighting - Birch Lane at Wayfair (NYSE: W). From January 2015 to September 2021, Ms. Marshall held several positions with The TJX Companies, Inc. (NYSE: TJX): Allocation Analyst, January 2015 to December 2015; Senior Analyst, December 2015 to September 2017; and Associate Planner, September 2017 to September 2021. From January 2014 to December 2015, Ms. Marshall was an attorney in the United States Treasury Department. Ms. Marshall earned a Bachelor of Business Administration from the University of Mississippi and a Juris Doctor from The George Washington University Law School. We believe that Ms. Marshall is qualified to serve on our board of directors due to her experience developing business strategy and her background in law.

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

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Insider Trading Policy

Effective March 27, 2023, we adopted the Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (the “Insider Trading Policy”). The Insider Trading Policy applies to all our executive officers, directors and key employees. The Insider Trading Policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2024 and prior years, except as otherwise disclosed in our previous filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Andrew Shape, President and Chief Executive Officer	2024	400,000	-	-	-		-		400,000
	2023	400,000	50,000	-	-		31,220	(1)	481,220
Ian Wall, Chief Information Officer	2024	265,000	-	-	7,937	(2)	8,629	(3)	281,566
Andrew Stranberg, Executive Chairman	2024	500,000	-	-	-		-		500,000
	2023	500,000	-	-	-		-		500,000

(1)	Andrew Shape was entitled to the payment of $10,000 per month during 2023 as repayment of sales commissions that had been earned in previous years totaling approximately $140,927, subject to certain terms and conditions. All $30,927 of outstanding payable prior-year commissions were paid to Mr. Shape during 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

(2)	Ian Wall was granted an option to purchase 15,000 shares of common stock on January 2, 2024. A portion of the option was granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.20 and A.21 to the Company’s financial statements beginning on page F-1 of this Annual Report on Form 10-K. On January 2, 2024, Ian Wall became entitled to awards of options to purchase up to 100,000 shares of common stock subject to performance conditions with respect to the fiscal year ended December 31, 2024. The aggregate grant date fair value of these awards was computed based upon the probable outcome of such conditions consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC Topic 718, excluding the effect of estimated forfeitures, and based upon the assumptions described in Notes A.20 and A.21 to the Company’s financial statements beginning on page F-1 of this Annual Report on Form 10-K. The maximum aggregate grant date fair value of these awards was $52,900 assuming that the highest level of performance conditions will be achieved.

(3)	Ian Wall was entitled to an automobile and cellular phone allowance not to exceed $750 per month.

Executive Officer Employment and Consulting Agreements

Employment Agreement with Andrew Shape

Under our employment agreement with our Chief Executive Officer and President, Andrew Shape, dated July 13, 2021 and effective as of November 8, 2021 (the “Shape Employment Agreement”), Mr. Shape will receive an annual salary of $400,000 and will be eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Shape Employment Agreement, on November 12, 2021, we awarded Mr. Shape a stock option for the purchase of 323,810 shares of the Company’s common stock at an exercise price of $4.15 per share. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

The Shape Employment Agreement provides that Mr. Shape was entitled to the payment of $10,000 per month as repayment of sales commissions that had been earned in previous years totaling approximately $140,927, subject to certain terms and conditions. During 2022, Mr. Shape was entitled to $120,000 in total payments toward prior-year commissions in addition to accrued interest of $1,918, and was paid $90,000 towards these commissions. During 2023, Mr. Shape became entitled to an additional $20,927 in total payments toward these prior-year commissions and accrued interest of $293. All $30,927 of outstanding payable prior-year commissions was paid to Mr. Shape during 2023. All outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

On February 15, 2024, in connection with the Company’s fiscal year 2023 executive bonus determinations, the Compensation Committee determined that Mr. Shape would be awarded a $50,000 cash bonus.

Mr. Shape will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance.

The initial term of the Shape Employment Agreement commenced on November 8, 2021 and ended on November 8, 2024. The Shape Employment Agreement automatically renewed for an additional one-year term at the end of the initial term, and will renew for an additional one-year term at the end of the current and each subsequent one-year term unless either party provides notice to the other 60 days prior to the end of the then-current term.

The Company may terminate Mr. Shape’s employment by giving at least 30 days’ written notice. If we terminate Mr. Shape without cause or he resigns for good reason as provided under the Shape Employment Agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Shape for the first 18 months of the premiums associated with Mr. Shape’s continuation of health insurance for Mr. Shape and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Shape during Mr. Shape’s employment and immediate lifting of all lockups and restrictions on sales of such equity or exercise of stock options. If we give notice of non-renewal of the Shape Employment Agreement with 60 days’ notice, then, upon Mr. Shape’s execution of a release, we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Shape’s continuation of health insurance for him and his family pursuant to COBRA.

Mr. Shape is also subject to standard confidentiality and noncompetition provisions, and Mr. Shape’s stock option agreement contains certain non-competition and non-solicitation provisions pursuant to the standard form of such agreement under the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (the “Plan”).

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

For each fiscal year during the term of the Browner Employment Agreement, Mr. Browner will receive up to three cash bonuses and six equity bonuses depending on the board’s or the Compensation Committee’s certification of the Company’s attainment of the performance conditions provided for in the Browner Employment Agreement. The performance conditions will be based on an annual sales target, an annual gross profit target, and an annual net profit target. Each target will be set by the board, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Browner, for the applicable fiscal year. Each target will generally be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item will be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team. The annual targets for fiscal year 2023 for purposes of the Browner Employment Agreement were determined by the Compensation Committee to be $72,000,000 for the annual sales target, $21,600,000 for the gross profit target, and $1,080,000 for the net profit target. The annual targets for fiscal year 2024 for purposes of the Browner Employment Agreement were determined not to have been met in any respect.

Each portion of an equity bonus consisting of common stock will be granted upon certification of attainment of the respective target. Each portion of an equity bonus consisting of vesting of a stock option will relate to a stock option that was or will be granted on the date of the Browner Employment Agreement and at the beginning of each subsequent fiscal year during the term of the Browner Employment Agreement. In accordance with the Browner Employment Agreement, on April 14, 2023, the Company granted Mr. Browner a stock option for the purchase of 100,000 shares of common stock at an exercise price of $1.72 per share, which provided that it would vest and become exercisable upon certification of attainment of the applicable targets set by the board or the Compensation Committee in accordance with the equity bonus terms described below. Except as described below, due to the non-attainment of the applicable targets, this option became non-vesting and non-exercisable. On January 1, 2024, the Company granted Mr. Browner a second stock option for the purchase of 100,000 shares of common stock at an exercise price of $1.48 per share, which vests and becomes exercisable upon certification of attainment of the applicable targets set by the board or the Compensation Committee in accordance with the equity bonus terms described below. All equity grants under the Browner Employment Agreement have been or will be awarded under standard forms of award agreements under the Plan.

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

Employment Agreement with Andrew Stranberg

Under our employment agreement with our Executive Chairman, Andrew Stranberg, dated July 13, 2021 and effective as of November 8, 2021 (the “Stranberg Employment Agreement”), Mr. Stranberg will receive an annual salary of $500,000, and Mr. Stranberg will be eligible for an annual cash bonus as determined by the board of directors. Pursuant to the Stranberg Employment Agreement, on November 12, 2021, we awarded Mr. Stranberg a stock option for the purchase of 400,000 shares of the Company’s common stock at an exercise price of $4.15 per share under a standard form of stock option agreement under the Plan. The stock option will vest over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance of the option (75%) vests monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

Mr. Stranberg will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance.

The initial term of the Stranberg Employment Agreement commenced on November 8, 2021 and ended on November 8, 2024. The Stranberg Employment Agreement automatically renewed for an additional one-year term at the end of the initial term, and will renew for an additional one-year term at the end of the current and each subsequent one-year term unless either party provides notice to the other 60 days prior to the end of the then-current term.

The Company may terminate Mr. Stranberg’s employment by giving at least 30 days’ written notice. If we terminate Mr. Stranberg without cause or he resigns for good reason as provided under the Stranberg Employment Agreement, we must pay at least 24 months’ severance, reimbursement of Mr. Stranberg for the first 18 months of the premiums associated with Mr. Stranberg’s continuation of health insurance for Mr. Stranberg and his family pursuant to COBRA, and immediate vesting of any outstanding unvested equity granted to Mr. Stranberg during Mr. Stranberg’s employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. If we give notice of non-renewal of the Stranberg Employment Agreement with 60 days’ notice, then, upon Mr. Stranberg’s execution of a release, we must pay six months’ severance and reimburse the first six months of the premiums associated with Mr. Stranberg’s continuation of health insurance for him and his family pursuant to COBRA.

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

All equity bonuses under the Audibert Consulting Agreement were awarded under the Plan under a standard form of agreement under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end of the fiscal year during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

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

For each fiscal year during the term of the A&R Audibert Consulting Agreement, JCA will receive up to six equity bonuses depending on the board of directors’ or the Compensation Committee’s certification of the Company’s attainment of the performance conditions provided for such bonuses to be granted in the agreement. The performance conditions will be based on an annual sales target and an annual net profit target. Each target will be set by the board, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Audibert, for the applicable fiscal year. Each target will generally be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item will be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team. The annual targets for fiscal year 2023 for purposes of the A&R Audibert Consulting Agreement were determined by the Compensation Committee to be $72,000,000 for the annual sales target and $1,080,000 for the net profit target. The annual targets for fiscal year 2024 for purposes of the A&R Audibert Consulting Agreement were determined not to have been met in any respect.

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

In addition, on the date of the A&R Audibert Consulting Agreement and at the beginning of each subsequent fiscal year during the term of the agreement, JCA will be granted a stock option to purchase the maximum number of shares subject to approval of the board or the Compensation Committee and the equity bonus performance conditions to vesting described below. Accordingly, on April 14, 2023, the Company granted JCA a stock option for the purchase of 180,000 shares of common stock at an exercise price of $1.72 per share, which provided that it would vest and become exercisable upon certification of attainment of the applicable targets set by the board or the Compensation Committee in accordance with the equity bonus terms described below. Due to the non-attainment of the applicable targets, this option became non-vesting and non-exercisable. On January 1, 2024, the Company granted Mr. Audibert a second stock option for the purchase of 180,000 shares of common stock at an exercise price of $1.48 per share, which vests and becomes exercisable upon certification of attainment of the applicable targets set by the board or the Compensation Committee in accordance with the equity bonus terms described below.

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

All equity bonuses under the A&R Audibert Consulting Agreement have been or will be awarded under standard forms of award agreements under the Plan. The Plan provides that to the extent that equity bonuses of grants of common stock are designated Performance Compensation Awards (as defined by the Plan) by the board or the Compensation Committee and to the extent that each fiscal year constitutes a Performance Period (as defined by the Plan), pursuant to the Plan, such awards must be granted as soon as administratively practicable following completion of the certification of the attainment of the performance conditions for such awards but in no event later than 2 1/2 months following the end of the fiscal year during which the respective Performance Period is completed. Otherwise, such grants will be considered Performance Shares (as defined by the Plan) and will be granted when certified by the board or the Compensation Committee.

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

On February 15, 2024, in connection with the Company’s fiscal year 2023 executive bonus determinations, the Compensation Committee certified the attainment of the performance conditions under the A&R Audibert Consulting Agreement for the vesting of 2,339 shares of 46,511 shares of restricted stock initially granted to JCA on April 14, 2023. In accordance with the above, the initial grant of 46,511 shares of restricted stock to JCA on April 14, 2023 was cancelled and 2,339 shares were issued to Mr. Audibert. In addition, the Compensation Committee awarded discretionary bonuses of a cash bonus of $10,000 to JCA, the grant of an additional 2,661 shares of common stock to Mr. Audibert, and the grant of an option to purchase 7,500 shares of common stock to Mr. Audibert at an exercise price of $1.55 per share.

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

Employment Agreement with Ian Wall

The Company and Ian Wall, its Chief Information Officer, are parties to an employment letter agreement, dated as of December 11, 2023 (the “Wall Employment Agreement”). Under the Wall Employment Agreement, Mr. Wall will receive an initial annual base salary of $265,000 and potential salary and annual bonus increases in future years based on the successful achievement of personal and business-related goals. Mr. Wall will receive a monthly automobile and cellular phone allowance of up to $750. Mr. Wall also received a signing bonus of a stock option to purchase 15,000 shares of common stock which vested immediately as to one-third and will vest as to each remaining third each subsequent year subject to its terms and conditions. On January 29, 2024, Mr. Wall was awarded the option to purchase the shares at an exercise price of $1.46 per share.

Mr. Wall will receive an annual cash bonus based on three performance targets relating to the Company’s results of operations. The bonus targets are weighted 10% to sales, 50% to gross profit, and 40% to net profit. The bonus will equal each bonus target’s weight percentage multiplied by (i) 5% of base salary if 95% of the target is met, (ii) 20% of base salary if 100% of the target is met, (iii) 30% if 110% of the target is met; or (iv) 40% if 120% of the target is met. The performance targets for 2024 were $87,500,000 sales, $26,250,000 gross profit, and $1,312,500 net profit. The performance targets for fiscal year 2024 for purposes of the Wall Employment Agreement were determined not to have been met in any respect. Mr. Wall may receive this cash bonus without the related target performance at the discretion of the Chief Executive Officer upon approval of the Compensation Committee.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Shape	249,604	(1)	74,206	(1)	—	$4.15	11/11/2031	—		$—	—	$—
Andrew Stranberg	308,333	(2)	91,667	(2)	—	$4.15	11/11/2031	—		$—	—	$—
Ian Wall	5,000	(3)	10,000	(3)	—	$1.46	1/1/2034	0	(4)	$—	—	$—

(1)	On November 12, 2021, Andrew Shape was granted an option to purchase 323,810 shares of common stock. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(2)	On November 12, 2021, Andrew Stranberg was granted an option to purchase 400,000 shares of common stock. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(3)	On January 2, 2024, Ian Wall was granted an option to purchase 15,000 shares of common stock. The option vested as to 5,000 shares of common stock upon grant and was subject to vesting as to 5,000 shares of common stock on each of January 2, 2025 and January 2, 2026.

(4)	On January 2, 2024, Ian Wall became entitled to awards of options to purchase up to 100,000 shares of common stock subject to performance-based conditions, which had not been met as of December 31, 2024.

Director Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the directors who are not named executive officers for services rendered in all capacities during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Travis McCourt	$26,000	-	(1)	-	(1)	-	-	-	$26,000

Alan Chippindale	$26,000	-	(1)	-	(1)	-	-		$26,000

Alejandro Tani	$20,000	-	(1)	-	(1)	-	-	-	$20,000

Ashley Marshall	$20,000	-	(1)	-	(1)	-	-	-	$20,000

(1)	Each of Travis McCourt, Alan Chippindale, Alejandro Tani and Ashley Marshall had outstanding option awards consisting of a fully-vested option to purchase up to 5,000 shares of common stock and outstanding stock awards consisting of 2,892 shares of common stock as of December 31, 2024.

Under their independent director agreements, each director that has been determined to be independent will receive an annual cash fee and an initial award of restricted common stock and a stock option. We will pay the annual cash compensation fee to each non-employee director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending March 31, 2022. We granted the restricted stock and options to the non-employee directors on November 12, 2021. The cash fee paid to each non-employee director will be $20,000 as to Ms. Marshall and Mr. Tani, and $26,000 as to Mr. McCourt and Mr. Chippindale. Under their agreements, 2,892 shares of restricted common stock were awarded to each independent director. The restricted stock vested in four (4) equal quarterly installments commencing in the quarter ending March 31, 2022. The option that was awarded to each non-employee director may be exercised to purchase 5,000 shares of common stock at the exercise price of $4.15 per share. The option vested and became exercisable in twelve (12) equal monthly installments over the first year following the date of grant, subject to the respective non-employee director continuing in service on our board through each such vesting date. The term of each stock option is ten years from the date of grant. We will also reimburse each non-employee director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the non-employee director’s duties for us.

Indemnification Agreements and Directors and Officers Liability Insurance

We have entered into a standard indemnification agreement with each of our officers and directors. The full text of the form of indemnification agreement is filed with this Annual Report on Form 10-K as Exhibit 10.11.

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

Amended and Restated 2021 Equity Incentive Plan

On September 14, 2021, we established the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2024, 1,077,205 shares remained available for issuance under the Plan, including shares not otherwise reserved for outstanding stock options issued under the Plan.

Summary of Principal Features of the Plan

Awards that may be granted under the Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards, each as defined by the Plan. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with the Company.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the common stock on the date of grant. Stock options granted may be either Incentive Stock Options or Non-qualified Stock Options.

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

Shares Available Under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the Plan is 3,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan which is canceled, forfeited or expires again become available for grants under the Plan. However, shares tendered in payment of an option, delivered or withheld by the Company to satisfy any tax withholding obligation, or covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award will not again become available for grant under the Plan.

Stock Options

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

Incentive Stock Options and Non-Qualified Stock Options. As described elsewhere in this summary, an Incentive Stock Option is an option that is intended to qualify under certain provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for more favorable tax treatment than applies to Non-qualified Stock Options. Only employees may be granted Incentive Stock Options. Any option that does not qualify as an Incentive Stock Option will be a Non-qualified Stock Option. Under the Code, certain restrictions apply to Incentive Stock Options. For example, the exercise price for Incentive Stock Options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an Incentive Stock Option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no Incentive Stock Option may be granted to a holder that is first exercisable in a single year if that option, together with all Incentive Stock Options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights.    Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the common stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Restricted Stock. Restricted Stock is a grant of shares of common stock. These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted Stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The administrator may remove any vesting or other restrictions from Restricted Stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of Restricted Stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

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

Performance Share Awards and Performance Compensation Awards.    The administrator may grant Performance Share Awards and Performance Compensation Awards. A Performance Share Award means the grant of a right to receive a number of actual shares of common stock or share units based upon the performance of the Company during a performance period, as determined by the administrator. The administrator may determine the number of shares subject to the Performance Share Award, the performance period, the conditions to be satisfied to earn an award, and the other terms, conditions and restrictions of the award. No payout of a Performance Share Award will be made except upon written certification by the administrator that the minimum threshold performance goal(s) have been achieved.

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

Other Material Provisions. Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator generally has the power to accelerate the exercise or vesting period of an award. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the award in cash or stock. Except as otherwise determined by the administrator at the date of grant, awards will generally not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, to the extent provided by the terms of an award agreement and subject to the discretion of the administrator, a participant may satisfy any employee withholding tax requirements relating to the exercise or acquisition of common stock under an award by tendering a cash payment authorizing the Company to withhold shares of common stock otherwise issuable to the participant as a result of the exercise or acquisition of common stock under the award (in addition to the Company’s right to withhold from any compensation paid to the participant by the Company). The board of directors has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment to the Plan will be made, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable securities exchange, or such alteration or amendment would change the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment to an outstanding award made under the Plan that would adversely affect the award may be made without the consent of the holder of such award.

Clawback Policy

On November 2, 2023, our board of directors adopted the Company’s Clawback Policy in accordance with applicable Nasdaq rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Pursuant to Rule 10D-1(b) of the Exchange Act, Nasdaq Listing Rule 5608, and the Clawback Policy, the Company conducted a recovery analysis of incentive-based compensation received by its executive officers and that was subject to recovery, to ascertain whether any adjustments were required as a result of the error corrections to the Company’s financial results during the year that are described in Note B to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed by the Company with the SEC on January 22, 2025. The recovery analysis concluded that no adjustments to executive compensation were required because the error corrections did not impact any of the measures by which the Company compensated its executives with respect to the compensation received by its executive officers and subject to recovery.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 8, 2025 by (i) each of our named executive officers, other executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class (%)(3)
Common Stock	Andrew Shape	3,707,079	(4)	19.6
Common Stock	David Browner	78,000	(5)	0.4
Common Stock	Andrew Stranberg	5,524,523.143	(6)	29.1
Common Stock	John Audibert	188,750	(7)	1.0
Common Stock	Ian Wall	10,000	(8)	*
Common Stock	Alan Chippindale	15,892	(9)	*
Common Stock	Travis McCourt	7,892	(10)	*
Common Stock	Alejandro Tani	7,892	(10)	*
Common Stock	Ashley Marshall	8,652	(11)	*
Common Stock	All directors and executive officers (9 persons)	9,548,680.143		49.1

*	A percentage of shares beneficially owned by a director of the Company that does not exceed one percent of the outstanding shares of common stock as of April 8, 2025.

(1)	Unless otherwise specified, the address of each of the persons named in this table is c/o Stran & Company, Inc., 2 Heritage Drive, Suite 600, Quincy, MA 02171.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of April 8, 2025, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	Based on 18,608,408 shares of common stock issued and outstanding as of April 8, 2025. For each beneficial owner above, any options exercisable within 60 days of April 8, 2025 have been included in the denominator upon which the percentage is based.

(4)	Consisted of 3,417,000 shares of common stock and 290,079 shares of common stock issuable upon exercise of an option within 60 days of April 8, 2025. 3,400,000 of the shares of common stock are pledged as a security interest pursuant to a purchase money promissory note issued to Andrew Stranberg as collateral for Andrew Shape’s repayment obligations under this instrument. Mr. Shape may sell these shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note.

(5)	Consisted of (i) 12,500 shares of common stock and, (ii) 65,500 shares of common stock issuable upon exercise of options.

(6)	Consisted of (i) 5,166,190.143 shares of common stock and (ii) 358,333 shares of common stock issuable upon exercise of an option within 60 days of April 8, 2025.

(7)	Consisted of (i) 108,250 shares of common stock and (ii) 80,500 shares of common stock issuable upon exercise of an option within 60 days of April 8, 2025.

(8)	Consisted of 10,000 shares of common stock issuable upon exercise of an option within 60 days of April 8, 2025.

(9)	Consisted of (i) 10,892 shares of common stock and (ii) 5,000 shares of common stock issuable upon exercise of an option.

(10)	Consisted of (i) 2,892 shares of common stock and (ii) 5,000 shares of common stock issuable upon exercise of an option.

(11)	Consisted of (i) 3,652 shares of common stock and (ii) 5,000 shares of common stock issuable upon exercise of an option.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,958,853	(2)(3)	$4.79	(3)	1,041,147	(4)
Equity compensation plans not approved by security holders	-		-		-
Total	1,958,853	(2)(3)	$4.79	(3)	1,041,147	(4)

(1)	On September 14, 2021, the board of directors and the stockholders of the Company approved the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – Amended and Restated 2021 Equity Incentive Plan”.

(2)	Includes both vested and unvested options to purchase common stock under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2024.

(3)	The amount in column (a) includes the following maximum number of shares of common stock that must be issued under Performance Share Awards or stock options if specified targets are met and pursuant to the other terms and conditions of the Plan as of December 31, 2024: (i) up to 25,000 shares under Performance Share Awards and 100,000 shares under stock options to David Browner, Chief Financial Officer; and (ii) up to 82,992 shares under Performance Share Awards (including the annual maximum of 20,000 shares of common stock under certain performance conditions and the 2024 annual maximum of 62,992 shares of common stock under certain performance conditions based on the quotient of $80,000 divided by $1.27, the closing price of the Company’s common stock on April 14, 2024, pursuant to the A&R Audibert Consulting Agreement) and up to 180,000 shares under stock options to John Audibert, Vice President of Growth and Strategic Initiatives; and (iii) up to 100,000 shares under stock options to Ian Wall, Chief Information Officer. The number of shares subject to these awards may overstate expected dilution because the awards reflect the maximum number of shares to be awarded under targets that may not be achieved. The weighted-average exercise price in column (b) does not take these awards into account.

(4)	Represents shares available for award grant purposes under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Non-Employee Director Affiliates

Transaction with Innovative Genetics (Alejandro Tani)

Alejandro Tani, a member of our board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics. Under a Branded Packaging Agreement between Innovative Genetics and the Company, dated as of March 6, 2023 (the “Innovative Genetics Packaging Agreement”), Innovative Genetics granted the Company a limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons. The branded products must meet Innovative Genetics’ quality standards. Innovative Genetics will pay the Company within 90 days after the date of an invoice under the agreement, subject to the Company’s credit policies and procedures and discretionary right to modify payment or credit. Each statement of work under the Innovative Genetics Packaging Agreement must have a personal guaranty stating that Innovative Genetics’ principal will pay any invoices related to that statement of work regardless of financial stability of Innovative Genetics. All products and services provided to Innovative Genetics and any services that Innovative Genetics may provide to the Company in exchange for such products and services under the Innovative Genetics Packaging Agreement will be based on a commercial relationship and any such services will include only non-advisory services. The Innovative Genetics Packaging Agreement does not contemplate any accounting, consulting, legal, investment banking or financial advisory services. The Innovative Genetics Packaging Agreement will terminate upon 90 days’ written notice to the other party.

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

As of December 31, 2024, the balance owed by Innovative Genetics under the Innovative Genetics SOW was $1,001,000, in addition to related shipping costs with a 30% markup, and duties, taxes, or tariffs at cost. 8% annual interest began to accrue on the balance for past due payment status as of December 31, 2024.

As of December 31, 2024, the approximate dollar value of Mr. Tani’s interest in the transaction described above was $1,001,000. In addition, accrued annual interest of 8% for past due payment status, related shipping costs with a 30% markup, and duties, taxes, or tariffs at cost will be the responsibility of Mr. Tani as guarantor of Innovative Genetics’ payment obligations and a potential debtor to the Company pursuant to the Tani Guaranty. The payments by Innovative Genetics in the current or any of the past three fiscal years do not exceed 5% of our consolidated gross revenues for that year, or $200,000, whichever is more.

Transactions with Engage and Excel (Alan Chippindale)

Alan Chippindale, a member of our board of directors, the chairman of the Compensation Committee, and a member of the Company’s Nominating and Corporate Governance Committee, is the President of Engage & Excel. In 2024, we paid Engage & Excel $7,500 for recruiting fees and $18,848 for consulting fees relating to the T R Miller assets acquisition. In 2023, we paid Engage & Excel $17,500 for recruiting fees and $20,000 for consulting fees relating to the T R Miller assets acquisition. We also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. The fees paid or that we have agreed to pay to Engage & Excel for consulting services to date have totaled less than $200,000. The board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

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

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors consists of six directors, four of whom have been determined by our board of directors to be “independent directors” within the meaning of Nasdaq Listing Rule 5605(a)(2). For a discussion of certain considerations relating to transactions with affiliates of certain of these directors, see “—Transactions with Related Persons – Transactions with Non-Employee Director Affiliates”, which is incorporated by reference herein. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see Item 11. “Executive Compensation – Director Compensation” , which is incorporated by reference herein.

Committees of the Board of Directors

Our board of directors has established the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is also available on our website at https://www.ir.stran.com.

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

Disclosure Controls and Procedures Committee

The members of the Disclosure Controls and Procedures Committee are the officers and directors of the Company. The Chief Financial Officer of the Company acts as the chair of the committee. The Disclosure Controls and Procedures Committee assists the Company’s officers and directors in fulfilling the Company’s and their responsibilities regarding (i) the identification and disclosure of material information about the Company and (ii) the accuracy, completeness and timeliness of the Company’s financial reports under the Exchange Act and the rules of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by Marcum LLP as the Company’s principal accountant for the indicated services for each of the last two fiscal years were as follows:

	Year Ended December 31,
	2024	2023
Audit fees	$518,000	$225,000
Audit-related fees	—	38,500
Tax fees	—	—
All other fees	—	—
Total	$518,000	$263,500

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2024 and 2023 by the Company’s principal accountant with respect to these years, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by the principal accountant with respect to these years were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

None of the services described in “—Audit-Related Fees” above for 2024 were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

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

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 13, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 19, 2022)
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 31, 2022, by and among Stran & Company, Inc., Trend Promotional Marketing Corporation (d/b/a Trend Brand Solutions) and Michael Krauser (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 7, 2022)
2.3	Asset Purchase Agreement, dated as of January 25, 2023, by and among Stran & Company, Inc., T R Miller Co., Inc. and Thomas R. Miller (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on January 31, 2023)
2.4	Secured Party Sale Agreement, dated as of August 23, 2024, between Stran Loyalty Solutions, LLC and Sallyport Commercial Finance, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 26, 2024)
2.5	Release Agreement, dated as of August 23, 2024, between Bangarang Enterprises, LLC and Stran Loyalty Solutions, LLC (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on August 26, 2024)
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-1 filed on October 22, 2021)
4.1	Description of Securities of Stran & Company, Inc.
10.1	Lease Agreement between Campanelli-Trigate Heritage Quincy, LLC and Stran & Company, Inc., dated as of December 26, 2014 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on October 7, 2021)
10.2	First Amendment to Lease Agreement among GCP H2 LLC, GCP H2 A LLC, GCP H2 B LLC, GCP H2 C LLC and Stran & Company, Inc., dated as of May 31, 2019 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on October 7, 2021)
10.3†	Employment Agreement between Stran & Company, Inc. and Andrew Shape, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on October 7, 2021)
10.4†	Employment Agreement between Stran & Company, Inc. and Andrew Stranberg, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on October 7, 2021)
10.5†	Employment Agreement between Stran & Company, Inc. and Randolph Birney, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on October 7, 2021)

10.6	Purchase Money Promissory Note between Andrew Shape and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on October 7, 2021)
10.7	Purchase Money Promissory Note between Randolph Birney and Andrew Stranberg, effective as of May 24, 2021 (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on October 7, 2021)
10.8†	Stock Purchase Agreement between Andrew Shape and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 filed on October 7, 2021)
10.9	Stock Purchase Agreement between Randolph Birney and Andrew Stranberg, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 filed on October 7, 2021)
10.10†	Form of Independent Director Agreement between Stran & Company, Inc. and each non-employee director (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on October 7, 2021)
10.11	Form of Indemnification Agreement between Stran & Company, Inc. and each officer or director (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 28, 2024)
10.12†	Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on October 7, 2021)
10.13†	Form of Stock Option Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on October 7, 2021)
10.14†	Form of Restricted Stock Award Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1 filed on October 7, 2021)
10.15	Warrant Agency Agreement, dated November 8, 2021, between Stran & Company, Inc. and Vstock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 12, 2021)
10.16	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on December 7, 2021)
10.17	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and David W. Boral (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on December 7, 2021)
10.18	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and Joseph T. Rallo (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on December 7, 2021)
10.19	Representative’s Warrant Agreement, dated November 12, 2021, between Stran & Company, Inc. and U.S. Tiger Securities, Inc. (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on December 7, 2021)
10.20	Form of Securities Purchase Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2021)
10.21	Placement Agency Agreement dated December 8, 2021 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 13, 2021)
10.22	Form of Registration Rights Agreement, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on December 13, 2021)
10.23	Form of Private Placement Common Stock Purchase Warrant, dated December 10, 2021 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on December 13, 2021)
10.24	Form of Representative’s Purchase Warrant (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on December 13, 2021)
10.25	Land and Building Lease Agreement, dated May 31, 2023, between Miller Family Walpole LLC and Stran & Company, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 1, 2023)
10.26†	Employment Agreement, dated as of April 14, 2023, by and between Stran & Company, Inc. and David Browner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 20, 2023)
10.27†	Amended and Restated Consulting Agreement, dated as of April 14, 2023, by and between Stran & Company, Inc., John Audibert and Josselin Capital Advisors, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 20, 2023)
10.28†	Employment Agreement between Stran & Company, Inc. and Ian Wall, dated December 11, 2023 (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 28, 2024)

10.29	Commercial Loan Modification Agreement, dated as of February 12, 2024, between Salem Five Cents Savings Bank and Stran & Company, Inc. (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed on March 28, 2024)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on October 7, 2021)
19.1	Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed on March 28, 2024)
21.1*	List of Subsidiaries of Stran & Company, Inc.
23.1*	Consent of Marcum LLP
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Stran & Company, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 28, 2024)
101.PRE*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.SCH*	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*	XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement

*	Filed herewith

**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

None.

STRAN & COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Stran & Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stran & Company, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2024.

Marlton, NJ
April 14, 2025

STRAN & COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,358	$8,059
Investments	8,856	10,393
Accounts receivable, net	18,092	16,223
Accounts receivable - related parties, net	573	853
Inventory	5,389	4,782
Prepaid corporate taxes	28	62
Prepaid expenses	2,308	953
Deposits	423	1,717
Other current assets	455	—
Total current assets	45,482	43,042

Property and equipment, net	1,701	1,521

OTHER ASSETS:
Intangible assets - customer lists, net	4,170	3,114
Intangible assets - trade name	654	—
Goodwill	2,321	—
Other assets	23	23
Right of use asset - office leases	797	1,336
Total other assets	7,965	4,473
Total assets	$55,148	$49,036

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,919	$4,745
Accrued payroll and related	1,513	2,568
Unearned revenue	4,423	1,116
Rewards program liability	6,000	875
Sales tax payable	353	344
Current portion of contingent earn-out liabilities	256	224
Current portion of installment payment liabilities	365	786
Current portion of lease liability	366	528
Total current liabilities	22,195	11,186

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	455	763
Long-term installment payment liabilities	425	639
Long-term lease liability	432	798
Total long-term liabilities	1,312	2,200
Total liabilities	23,507	13,386

Commitments and contingencies (Note M)

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,598,574 and 18,539,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	38,391	38,263
Accumulated deficit	(6,742)	(2,602)
Accumulated other comprehensive loss	(10)	(13)
Total stockholders’ equity	31,641	35,650
Total liabilities and stockholders’ equity	$55,148	$49,036

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024 and 2023

(in thousands, except share and per share amounts)

	2024	2023
SALES
Sales	$82,194	$75,147
Sales – related parties	460	853
Total sales	82,654	76,000

COST OF SALES:
Cost of sales	56,487	50,492
Cost of sales - related parties	354	656
Total cost of sales	56,841	51,148

GROSS PROFIT	25,813	24,852

OPERATING EXPENSES:
General and administrative expenses	30,707	25,310
Goodwill impairment	—	810
Total operating expenses	30,707	26,120

LOSS FROM OPERATIONS	(4,894)	(1,268)

OTHER INCOME:
Other income	38	186
Interest income	305	570
Change in fair value of contingent earn-out liability	208	65
Realized gain on investments	208	103
Total other income	759	924

LOSS BEFORE INCOME TAXES	(4,135)	(344)

Provision for income taxes	5	41

NET LOSS	$(4,140)	$(385)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.22)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	18,587,607	18,519,892

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2024 and 2023

(in thousands)

	2024	2023
Net loss	$(4,140)	$(385)

Other comprehensive income:
Change in unrealized gain on investments (net of tax)	3	167
Total other comprehensive income	3	167

Comprehensive loss	$(4,137)	$(218)

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 and 2023

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	—	$—	18,475,336	$2	$38,113	$(179)	$(2,217)	35,719
Stock-based compensation	—	—	101,173	—	200	—	—	200
Stock repurchased and retired	—	—	(37,509)	—	(50)	—	—	(50)
Other comprehensive income	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(385)	(385)
Balance, December 31, 2023	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	59,574	—	128	—	—	128
Other comprehensive income	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(4,140)	(4,140)
Balance, December 31, 2024	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	$31,641

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 and 2023

(in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,140)	$(385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	824	772
Adjustment to reconcile operating lease expense to cash paid	12	8
Change in allowance for credit losses	211	(174)
Change in allowance for credit losses – related parties	327	—
Change in fair value of contingent earn-out liability	(208)	(65)
Gain on extinguishment of debt	—	(162)
Goodwill impairment	—	810
Noncash interest accretion	125	11
Stock-based compensation	128	200
Unrealized gain (loss) on investments	3	167
Changes in operating assets and liabilities:
Accounts receivable, net	(263)	(677)
Accounts receivable – related parties, net	(148)	(853)
Inventory	333	2,027
Prepaid corporate taxes	33	25
Prepaid expenses	(425)	(561)
Deposits	1,367	(807)
Other Assets	(455)	—
Accounts payable and accrued expenses	60	104
Accrued payroll and related	(1,291)	1,958
Unearned revenue	1,159	198
Rewards program liability	5,125	(5,125)
Sales tax payable	(17)	(21)
Net cash provided by (used in) operating activities	2,760	(2,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(1,469)	(2,123)
Additions to property and equipment	(601)	(999)
Proceeds from sale of investments	8,659	4,231
Purchase of investments	(7,122)	(4,845)
Net cash used in investing activities	(533)	(3,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(68)	(641)
Payment installment payment liabilities	(760)	(218)
Payment of notes payable	(100)	—
Payment for stock repurchase	—	(50)
Net cash used in financing activities	(928)	(909)

NET INCREASE (DECREASE) IN CASH	1,299	(7,195)

CASH AND CASH EQUIVALENTS - BEGINNING	8,059	15,254
CASH AND CASH EQUIVALENTS - ENDING	$9,358	$8,059

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 and 2023

(CONTINUED)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2024	2023
Cash paid during the period for:
Interest	$95	$—
Income taxes	$5	$—

Noncash investing and financing activities:
Assets acquired in Gander Group business acquisition	$8,093	$—
Liabilities assumed in Gander Group business acquisition	$6,624	$—
Assets acquired in T R Miller business acquisition	$—	$5,236
Liabilities assumed in T R Miller business acquisition	$—	$3,113
Lease liabilities arising from obtaining right-of-use assets	$—	$1,034

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Principles of Consolidation - The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

5.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

6.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

7.	Fair Value Measurements and Fair Value of Financial Instruments - The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

8.	Investments - The Company’s investments consist of U.S. treasury bills, corporate bonds, mutual funds, and money market funds. Investments are classified as available-for-sale, recorded at fair value and considered current on the balance sheet.

9.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

During the years ended December 31, 2024 and 2023, the Company maintained deposits in four banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

For the year ended December 31, 2024, the Company had no major customer to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from two customers amounting to 20.5% of the total accounts receivable balance.

For the year ended December 31, 2023, the Company had one major customer to which sales accounted for approximately 14.4% of the Company’s revenues and 0.8% of the total accounts receivable balance.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

10.	Inventory - Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or net realizable value.

11.	Property and Equipment, Net - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over five years.

12.	Goodwill and Intangible Assets - Goodwill represents the excess purchase price of the acquired businesses over the fair value of identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment. The Company reviews goodwill for possible impairment annually on October 1 every year or whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

13.	Revenue Recognition - The Company accounts for revenue under ASC 606, Revenue for Contracts with Customers (“ASC 606”). Revenue is generated through various types of transactions, including promotional product sales, administering a customer’s rewards program, administering redemption code programs, and additional contract add-ons to enhance customer experience. The Company follows the five step model of revenue recognition:

i.	identify the contract(s) with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to the performance obligations within the contract; and
v.	recognize revenue when (or as) the entity satisfies a performance obligation.

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

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

14.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable as of December 31, 2024 and 2023, includes allowance for credit losses of $791 (inclusive of $327 for related party receivables) and $317, respectively.

	December 31, 2024	December 31, 2023
Trade accounts receivable	$18,556	$16,540
Less: allowance for credit losses on accounts receivable	(464)	(317)
Total accounts receivable, net	$18,092	$16,223
Accounts receivable - related party	900	853
Less: allowance for credit losses on accounts receivable - related party	(327)	—
Total accounts receivable - related party, net	573	853
Total accounts receivable from all sources	$18,665	$17,076

The Company evaluates our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and the financial condition of our customers. The Company also considers the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note S, “Credit Losses,” to our financial statements included in this report for more information.

15.	Freight - The Company includes freight charges as a component of cost of goods sold.

16.	Leases - The Company’s lease arrangements relate primarily to office space. The Company’s leases may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

17.	Segments - In its operation of the business, management, including our chief operating decision maker (CODM), who is also our CEO, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

For each of its segments, the CODM uses segment revenue, gross margin and segment operating income in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses segment gross margin for evaluating product pricing and segment operating income to assess the performance for each segment by comparing the results and return on assets of each segment with one another. The CODM uses segment gross margin and segment operating income in determining the compensation of certain employees.

During the periods presented, we reported our financial performance based on the following segments: Stran & Company, Inc. and Stran Loyalty Solutions, LLC.

18.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of December 31, 2024 and 2023, the Company determined it had uncertain tax positions of $3,141 and $2,448. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company recorded a nominal amount of interest expense which is included as part of income tax expense.

19.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance for 2024 and 2023.

20.	Earnings/ Loss per Share -Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

21.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying consolidated statements of operations.

22.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non-employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

23.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

24.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure of certain assets, liabilities and expenses. The most significant estimates in the Company’s financial statements relate to the fair value of assets and liabilities assumed in acquisitions and the fair value of the contingent earnout liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

25.	Derivative Financial Instruments - The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

26.	Contingent Earn-Out Liabilities - The Company measures its contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements are (i) the operating income projections (projected gross profit amounts within the risk-neutral framework) over the earn-out period (generally three or five years), (ii) the strike price, and (iii) volatility. Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligations. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in the consolidated statements of cash flows.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

27.	Reclassifications - Certain immaterial reclassifications have been made to the Company’s previously issued consolidated financial statements. These reclassifications had no impact on previously reported net income, cash flows or shareholders’ equity.

28.	Recent Accounting Pronouncements - Management has reviewed the following recent accounting pronouncements:

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

The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 using a retrospective approach for all prior periods presented. The adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements of the Company or its results of operations.

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

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

29.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through April 14, 2025, the date on which the financial statements were filed.

B.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024 and 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options are estimated based on the Black-Scholes model during the year ended December 31, 2024 and 2023.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Assets:
Investments	1	$8,856	$10,393

Liabilities:
Earn-out liabilities	3	$711	$987

Investments

The Company’s investments consisted of the following as of December 31, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$4,843	$—	$4,843
Corporate bonds	2,958	(6)	2,952
Mutual funds	267	—	267
US Treasury bills	798	(4)	794
	$8,866	$(10)	$8,856

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company’s investments consisted of the following as of December 31, 2023:

	Cost	Unrealized Loss	Fair Value
Money market fund	$947	$—	$947
Corporate bonds	3,869	38	3,907
Mutual funds	490	10	500
US Treasury bills	4,920	119	5,039
	$10,226	$167	$10,393

Earn-Out Liabilities

A reconciliation of the earn-out liability is included below:

Balance as of December 31, 2022	$1,226
Additions pursuant to acquisitions	467
Gain upon re-measurement	(65)
Payments earned and paid	(641)
Balance as of December 31, 2023	$987
Payments earned and paid	(68)
Loss upon re-measurement	(208)
Balance as of December 31, 2024	$711

Current portion of contingent earn-out liabilities	$256
Long-term contingent earn-out liabilities	$455

Fair Value on a Non-Recurring Basis

Installment Payment Liabilities

The estimated fair value of the installment payment liabilities represent a Level 2 measurement. The Company measures the initial installment payment liabilities at fair value by discounting the contractually agreed upon payments by Bloomberg’s B+ corporate yield curve as of the valuation date, using rates commensurate with the term to payment. The credit rating was determined utilizing Bloomberg’s default risk function for the Company as of the valuation date. The installment payments and payment date (term) are based on the purchase agreements and the discount rate represents a quoted market price classified within Level 2 of the fair value hierarchy. All assumptions utilized in the determination of the fair values of assets and liabilities acquired in the Company’s business combinations were determined to be Level 3 in the fair value hierarchy, see Note F. “Acquisitions” for the valuation assumptions used.

C.	INVENTORY:

Inventory consists of the following:

	December 31, 2024	December 31, 2023
Finished goods (branded products)	$5,093	$4,182
Goods in process (un-branded products)	296	600
	$5,389	$4,782

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

D.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
Leasehold improvements	$6	$6
Office furniture and equipment	660	558
Software	2,967	2,468
Transportation equipment	62	62
	3,695	3,094
Accumulated depreciation	(1,994)	(1,573)
	$1,701	$1,521

The Company recorded depreciation expense of $421 and $479 for the years ended December 31, 2024 and 2023, respectively.

E.	GOODWILL AND INTANGIBLE ASSETS:

During the fourth quarter of fiscal years 2024 and 2023, the Company completed a goodwill impairment analysis for its reporting units. During the fourth quarter of fiscal year 2024, the Company determined that the fair value of its Stran Loyalty Solutions reporting unit was in excess of its carrying value and no impairment charge was recorded. During the fourth quarter of fiscal year 2023, the Company determined that the carrying value of its Stran & Company, Inc. reporting unit was in excess of its fair value and recorded a non-cash impairment charge of $810 during the fourth quarter of fiscal year 2023. This impairment reduced the goodwill to $0 as of December 31, 2023. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. The single step is to determine the estimated fair value of the reporting units and compare it to the carrying value of the reporting units, including goodwill. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. See Note A – Organization and Summary of Significant Accounting Policies for more detail of methodology.

The following table summarizes the activity in the Company’s goodwill balance:

Balance as of December 31, 2022 (1)	$90
Acquisition (see Note F)	720
Impairment	(810)
Balance as of December 31, 2023 (2)	$—
Gander Group Acquisition (see Note F)	2,542
Measurement period adjustment	(221)
Balance as of December 31, 2024	$2,321

(1)	Net of accumulated impairment loss of $1,182 as of December 31, 2022.

(2)	Net of accumulated impairment loss of $1,992 as of December 31, 2023.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

	Weighted-Average	As of December 31, 2024			As of December 31, 2023
	Remaining Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	8.6 years	$5,175	$(1,005)	$4,170	$3,716	$(602)	$3,114
Total intangible assets - customer lists, net		$5,175	$(1,005)	$4,170	$3,716	$(602)	$3,114
Trade names	Indefinite	$654	$—	$654	$—	$—	$—
Total intangible assets - trade name		$654	$—	$654	$—	$—	$—

The Company recorded amortization expense of $403 and $294 for the years ended December 31, 2024 and 2023, respectively.

The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
2025	$488
2026	488
2027	488
2028	488
2029	488
Thereafter	1,730
Total	$4,170

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

F.	ACQUISITIONS

Gander Group Acquisition

On August 23, 2024, Stran Loyalty Solutions entered into the Sale Agreement, between Stran Loyalty Solutions and the Secured Party, pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of the Gander Group Assets from Secured Party as the Gander Group Transaction. Gander Group provides promotional products and programs to its customers. The Company entered into the acquisition to expand its customer base to other industries.

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

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

The Gander Group Assets were valued using a combination of a multi-period excess earnings methodology, a form of a discounted cash flow approach, and a relief from royalty methodology, a form of a present value of cash flows approach. The $1,717 balance of accounts receivable is the fair value of accounts receivable, net of amounts that are expected to be collected as of the acquisition date. The goodwill represents the excess fair value after the allocation of intangibles, of which approximately $2,542 is expected to be deductible for tax purposes.

The Company incurred approximately $435 of acquisition related transaction costs in conjunction with the Gander Group Acquisition.

Pro forma disclosure for the Gander Group Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the year ended December 31, 2024, as if the Bangarang Acquisition had taken place on January 1, 2024. The financial results of the Bangarang Acquisition are included in the Company’s statements of operation from the Closing Date through December 31, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

December 31, 2024
Sales	$112,793
Net loss	(826)

Net loss per share - basic & diluted	$(0.04)
Weighted average shares outstanding - basic & diluted	18,587,607

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

TR Miller Acquisition

On June 1, 2023 (the “T R Miller Closing Date”), the Company completed its acquisition (the “T R Miller Acquisition”) of substantially all of the assets (the “T.R. Miller Acquired Assets”) of T R Miller Co., Inc. (“T R Miller”), pursuant to the Asset Purchase Agreement, date as of January 25, 2023 (the “T R Miller Purchase Agreement”), among the Company, T R Miller, and Thomas R Miller (the “T R Miller Stockholder”). T R Miller provides branded merchandise to its customers. The Company entered into the acquisition to enhance its operational capabilities and expand its customer base.

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

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Pro forma disclosure for the T R Miller Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the year ended December 31, 2023, as if the T R Miller Acquisition had taken place on January 1, 2023. The financial results of the T R Miller Acquisition are included in the Company’s statements of operation for the year ended December 31, 2024 and 2023. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

December 31, 2023
Sales	$80,256
Net loss	$(600)

Net loss per share - basic & diluted	$(0.03)
Weighted average shares outstanding - basic & diluted	18,519,892

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

G.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

	December 31, 2024	December 31, 2023
Inventory purchases	$6,363	$3,218
Accrued expenses	2,556	1,527
	$8,919	$4,745

H.	NOTE PAYABLE - LINE OF CREDIT:

The Company had a $7,000 line of credit with Salem Five Cents Savings Bank. As of December 31, 2024, the line was terminated and no longer active. As of December 31, 2023, borrowings on this line of credit amounted to zero. The line bore interest at prime rate plus 0.5% per annum. At December 31, 2023, the interest rate was 9.00%. The line was reviewed annually and was due on demand. This line of credit was secured by substantially all assets of the Company. The line of credit was terminated effective August 26, 2024.

I.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of December 31, 2024 and 2023, the Company had deposits totaling $6,000 and $875, respectively.

J.	NOTE PAYABLE - WILDMAN:

In connection with the asset acquisition of Wildman Imprints on September 26, 2020, the Company had an amount due to the seller of $162 for the inventory purchased. This amount accrues no interest, and is to be paid “as used” on a quarterly basis through the three years earn-out period as discussed in Note I. During the year ended December 31, 2023, the seller forgave the outstanding note payable and the Company recognized a gain on the extinguishment of debt of $162 for the outstanding principal balance which is recorded in general and administrative expense on the statement of operations.

K.	INSTALLMENT PAYMENT LIABILITY:

A reconciliation of the installment payment liability is included below:

Balance as of December 31, 2022	$681
Additions pursuant to acquisitions	951
Interest accretion	11
Payments made	(218)
Balance as of December 31, 2023	$1,425
Interest accretion	125
Payments made	(760)
Balance as of December 31, 2024	$790

Current portion of installment payment liabilities	$365
Long-term installment payment liabilities	$425

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

L.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

Revenue generated per major product category	December 31, 2024	December 31, 2023
Promotional products - dropshipping	$34,531	$32,794
Promotional products – bulk dropshipping	15,939	17,686
Promotional products – Company owned inventory	14,420	17,911
Casino continuity program	8,619	—
Promotional products – third-party distributor	5,540	6,076
Redemption code program	1,856	—
Rewards program	1,199	1,233
Additional services	550	300
	$82,654	$76,000

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	December 31, 2024	December 31, 2023
Balance at January 1,	$1,116	$633
Revenue recognized	(3,121)	(633)
Amounts collected or invoiced	6,428	1,116
Unearned revenue	$4,423	$1,116

M.	COMMITMENTS AND CONTINGENCIES:

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

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. The lease included an escalation clause with annual increases of approximately 2.5% increase per year. The associated lease right-of-use asset and lease liability is $135 as of December 31, 2024, based on the present value of payments and an incremental borrowing rate of 2%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The associated lease right-of-use asset and lease liability is $71 as of December 31, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The associated lease right-of-use asset and lease liability is $592 as of December 31, 2024, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On March 9, 2021, the Company entered into a lease for a 9,000 square foot office space in Irvine, CA. The lease commenced on April 1, 2021 and is for a term of 48 months from the commencement date. The lease was amended to terminate October 31, 2024. The lease included an escalation clause with annual increases of approximately 3% increase per year. The associated lease right-of-use asset and lease liability is $0 as of December 31, 2024, based on the present value of payments and an incremental borrowing rate of 8%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

The company rents other office space on terms of 12 months or less or on a month-to-month basis which are not included in the analysis above.

The following schedule represents the components of lease expense:

	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost	$743	$537
Total	$743	$537

The following schedule represents maturities of operating lease liabilities as of December 31, 2024:

Operating Minimum Lease Payments
2025	$361
2026	189
2027	185
2028	65
Less amount representing interest	(2)
Present value of payments	$798

The following schedule sets forth supplemental cash flow information related to operating leases for the years ended December 31, 2024 and 2023 :

	December 31, 2024	December 31, 2023
Other information
Operating cash flows from operating lease	$12	$8

The aggregate weighted average remaining lease term was 2.7 years as of December 31, 2024. The aggregate weighted average discount rate was 3.7% as of December 31, 2024.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

N.	STOCKHOLDERS’ EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock, of which 18,598,574 and 18,539,000 shares were issued and outstanding at December 31, 2024 and 2023, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the Board of Directors.

Warrants

The Company has outstanding publicly-traded warrants which entitle the holders to purchase one share of common stock at an exercise price of $4.81375 per share as of December 31, 2024, which expire five years from issuance (“IPO Warrants”). As of December 31, 2024 and 2023, IPO Warrant holders exercised an aggregate 659,456 IPO Warrants and there were 4,478,134 IPO Warrants outstanding.

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

As of December 31, 2024 and 2023 PIPE Warrant holders have exercised zero PIPE Warrants and there were 5,596,061 PIPE Warrants outstanding.

The following table reflects all outstanding and exercisable warrants at December 31, 2024 and 2023:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Balance January 1, 2023	10,074,195	$4.91	5.0	$—
Balance December 31, 2023	10,074,195	$4.91	4.0	$—
Balance December 31, 2024	10,074,195	$4.91	3.0	$—

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

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Below is a table containing information about purchases made by the company during the year ended December 31, 2023. The Company did not repurchase any shares during the year ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - December 31, 2023	37,509	$1.32	1,815,166	$6,618

O.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of December 31, 2024, the number of shares of common stock available for issuance under the 2021 Plan is 1,077,205 shares of common stock.

Stock-based compensation expense included the following components:

	December 31, 2024	December 31, 2023
Stock options	$40	$49
Restricted stock	88	151
	$128	$200

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

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A summary of option activity under the 2021 Plan as of and for the year ended December 31, 2024 and 2023 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,505,333	$4.11	$—
Granted	76,500	1.66	—
Forfeited or expired and other adjustments	(115,771)	4.13	—
Outstanding at December 31, 2023	1,466,062	$3.98	$—
Granted	—	—	—
Forfeited or expired and other adjustments	(89,729)	3.54	—
Outstanding at December 31, 2024	1,376,333	$4.03	$—
Vested and exercisable at December 31, 2024	1,161,334	$4.07	$—

The Company did not issue any options during the year ended December 31, 2024. The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was $1.54. The weighted-average remaining contractual term for the outstanding options is approximately 7 years as of December 31, 2024.

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

A summary of restricted stock activity under the 2021 Plan as of and for the year ended December 31, 2024 and 2023 is presented below:

Restricted Stock	Time-Based
Outstanding at December 31, 2022	96,733
Granted	80,400
Vested	(93,362)
Forfeited	(68,035)
Outstanding at December 31, 2023	15,736
Granted	54,086
Vested	(65,407)
Forfeited	(415)
Outstanding at December 31, 2024	4,000

P.	LOSS PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	December 31, 2024	December 31, 2023
Warrants	10,074,195	10,074,195
Stock options	1,161,334	852,896
	11,235,529	10,927,091

For the years ended December 31, 2024 and 2023, as a result of the net losses in these periods, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Q.	INCOME TAX PROVISION:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The provision for income taxes consisted of the following:

	December 31, 2024	December 31, 2023
Current provision
Federal	$—	$33
State	5	8
Total current provision	5	41

Deferred provision
Federal	—	—
State	—	—
Total deferred provision	—	—

Provision for income taxes	$5	$41

The company files its federal and states tax returns in several jurisdictions. The state jurisdictions that are significant are as follows, Massachusetts, Kansas, Indiana, and New York. The company is not currently under any audit and its statue of limitations is still open to the extent of the net operating losses generated within each particular year.

For the years ended December 31, 2024 and 2023, the loss before income taxes was $(4,135) and $(344), respectively. The Company had an effective tax rate of (0.12)% and (11.92)% for the years ended December 31, 2024 and 2023, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate were as follows:

	December 31, 2024	December 31, 2023
U.S. statutory rate	21.00%	21.00%
State taxes, net of federal	5.08%	(0.68)%
Change in valuation allowance	(24.77)%	(27.45)%
Meals and entertainment expenses	—%	(9.53)%
Other permanent differences	(1.43)%	4.74%
Effective tax rate	(0.12)%	(11.92)%

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$1,051	$384
Charitable contributions	29	18
Lease liability	208	347
Stock compensation	219	184
Compensation expense	26	26
Unrealized gain/loss	3	3
Allowance for credit losses	167	44
UNICAP	30	27
Amortization	755	578
Total gross deferred tax assets	2,488	1,611
Less: Valuation allowance	(2,234)	(1,216)
Net deferred tax assets	254	395

Deferred tax liabilities:
Lease liability	(208)	(349)
Depreciation	(46)	(46)
Total deferred tax liabilities	(254)	(395)

Total deferred tax assets (liabilities)	$—	$—

The Company has Federal and State net operating loss (“NOLs”) carryforwards of approximately $3,987 and $4,791, respectively, as of December 31, 2024. The Federal NOLs were generated after December 31, 2017 and have an infinite carryforward period but are subject to 80% deduction limitation based upon pre-NOL deduction taxable income. State NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2028.

The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2024 and 2023.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

There was income tax expense for the years ended December 31, 2024 and 2023 of $5 and $41, respectively.

Uncertain Tax Positions

The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof.  As of December 31, 2024 and 2023, the Company determined it had uncertain tax positions of $3,141 and $2,448, respectively. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company’s accounting policy regarding interest expense associated with uncertain tax positions is included as a part of income tax expense. The Company did not record interest expense for 2024 as the amount was nominal.

Unrecognized tax benefits as of December 31, 2022	$2,185
Gross increase in unrecognized tax benefits for prior year	263
Decreases due to settlements	—
Unrecognized tax benefits as of December 31, 2023	$2,448
Gross increase in unrecognized tax benefits for prior year	693
Decreases due to settlements	—
Unrecognized tax benefits as of December 31, 2024	$3,141

R.	SEGMENTS:

In its operation of the business, management, including our chief operating decision maker, who is also our CEO, reviews certain financial information, including segment information prepared on a basis that is consistent with GAAP. There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM to monitor and evaluate segment performance.

During the periods presented, we reported our financial performance based on the following reportable segments: Stran & Company, Inc. (“Stran”) and Stran Loyalty Solutions, LLC (“SLS”).

Our reportable segments are described below.

The Stran segment’s business is focused on being an outsourced marketing solutions and promotional products provider for a variety of customers and industries, working closely with customers to develop sophisticated marketing programs that leverage Stran’s promotional products and loyalty incentive expertise. Stran purchases products and branding through various third-party manufacturers and decorators and resells the finished goods to customers. The segment earns the majority of its revenue from the sale of unique, quality promotional products for a wide variety of industries primarily to support marketing efforts.

The SLS segment’s business is focused on the casino, gaming, and entertainment industries as an extension of the Company’s newly formed Casino Continuity and Loyalty group. The group specializes in creating high-quality, branded merchandise for casinos, sourced through various third-party manufacturers, focusing on promotional products that enhance customer loyalty and engagement. It partners with nationally recognized brands to create high-quality, custom products that resonate with casino patrons, helping casinos drive redemption rates and ROI through tailored merchandise and marketing solutions to build recurring revenues for SLS customers and the segment itself.

The accounting policies of our reportable segments are the same as those described in the “Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for the Company.

For each of the two segments, the CODM uses segment gross margin and segment operating profits or losses in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for revenue as well as profit measures when making decisions about allocating capital and personnel to the segments. The CODM uses segment gross margin and segment operating income in determining the compensation of certain employees, primarily for its recently acquired Gander business, which is consolidated as part of the SLS subsidiary and also comprises the segment SLS.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of December 31, 2024, Stran and SLS had total assets of $45,206 and $9,944, respectively. As of December 31, 2023, Stran and SLS had total assets of $49,036 and $0, respectively. The entire goodwill balance of $2,321 as of December 31, 2024 was allocated to the SLS segment. No goodwill was recorded as of December 31, 2023 for either segment.

Revenue and costs are directly attributed to our segments, and the revenues recognized as well as the costs incurred in generating those revenues within each segment are distinguishable based on the information systems in which each segment’s financial information gets recorded. There are no intersegment revenues or other transactions between the two segments that are eliminated in consolidation by the Company for external reporting.

The table below presents information about reported segments for the year ended December 31, 2024 and 2023

	December 31, 2024			December 31, 2023
	Stran	SLS	Total	Stran	SLS	Total
Sales	$72,712	$9,942	$82,654	$76,000	$—	$76,000
Gross profit	23,742	2,071	25,813	24,852	—	24,852
Operating loss	$(3,844)	$(1,050)	$(4,894)	$(1,268)	$—	$(1,268)

The segment SLS was not a part of the Company until the segment was acquired and all of its business operations were incorporated within the Company’s newly created subsidiary in August 2024. The Stran segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition. Significant segment expenses for the Stran segment during the year ended December 31, 2023 are consistent with those presented on the consolidated statements of operations.

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) which aggregates to total consolidated income (loss) from operations, for the year ended December 31, 2024, is as follows:

	For the Year ended December 31, 2024
	Stran	SLS	Total
Sales from external customers	$72,712	$9,942	$82,654

Less:
Cost of sales	48,970	7,871	56,841
Segment gross margin	23,742	2,071	25,813

Less(1):
Segment selling expenses (2)	4,987	724	5,711
Other segment expenses (3)	22,599	2,397	24,996
Segment operating loss	(3,844)	(1,050)	(4,894)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)	Selling expenses primarily include commissions, bonuses, travel expenses, and other marketing expenses that are directly attributed to generating revenues

(3)	Other segment expenses for each reportable segment includes:

●	Stran – general and administrative expense, depreciation and amortization expense, and all other operating expenses not allocated to corporate overhead

●	SLS – general and administrative expense, depreciation and amortization expense, and all other operating expenses incurred at the SLS subsidiary subsequent to the acquisition in August 2024

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

S.	CREDIT LOSSES:

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

The accounts receivable balance from all sources on the Company’s balance sheets as of December 31, 2024 and 2023 was $18,665, net of $791 (inclusive of $327 for related party receivables) of allowances and $17,076, net of $317 of allowances, respectively. The following table provides a roll-forward of the allowance for credit losses for the years ended December 31, 2024 and 2023 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	December 31, 2024	December 31, 2023
Balance of allowance for credit losses, beginning of period	$(317)	$(264)
Current period change for write-offs	64	121
Current period change for expected credit losses	(538)	(174)
Balance of allowance for credit losses, end of period	$(791)	$(317)

T.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	December 31, 2024	December 31, 2023
Innovative Genetics, Inc.	Alejandro Tani, member of board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$573	$853

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Amounts due and paid to related party

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). The Company and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020 (the “Buyer’s Agreement”). Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with the Company’s acquisition of the Wildman Imprints assets. The Company agreed to pay Engage & Excel a fee of $20 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. The Company has paid Engage & Excel approximately $26 as of December 31, 2024.

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

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2024 and 2023, advertising costs amounted to $511 and $418, respectively.

V.	DEFINED PROFIT SHARING PLAN:

On January 1, 2023, the Company adopted the Stran 401(k) Savings Plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Any eligible employee is allowed to participate in the Plan after three months of service. The Company matches the first three percent (3%) of a participant’s contributions, which matching amount vests based on years of service, as defined in the Plan document. The Company made matching contributions of $278 and $238 during the years ended December 31, 2024 and 2023, respectively.

W.	SUBSEQUENT EVENTS:

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

Date: April 14, 2025	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
Name:	David Browner
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew Shape	Chief Executive Officer, President and	April 14, 2025
Andrew Shape	Director (principal executive officer)

/s/ David Browner	Chief Financial Officer	April 14, 2025
David Browner	(principal financial and accounting officer)

/s/ Andrew Stranberg	Executive Chairman and Director	April 14, 2025
Andrew Stranberg

/s/ Travis McCourt	Director	April 14, 2025
Travis McCourt

/s/ Alan Chippindale	Director	April 14, 2025
Alan Chippindale

/s/ Alejandro Tani	Director	April 14, 2025
Alejandro Tani

/s/ Ashley Marshall	Director	April 14, 2025
Ashley Marshall