Form 10-Q
period 2025-03-31
Stran & Company, Inc.
filed 2025-05-15
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

800-833-3309
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SWAG	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock, at an exercise price of $4.81375	SWAGW	The Nasdaq Stock Market LLC

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

As of May 9, 2025, there were a total of 18,608,408 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,236	$9,358
Investments	7,939	8,856
Accounts receivable, net	18,296	18,092
Accounts receivable - related parties, net	402	573
Inventory	7,656	5,389
Prepaid corporate taxes	67	28
Prepaid expenses	2,570	2,308
Deposits	945	423
Other current assets	117	455
Total current assets	42,228	45,482

Property and equipment, net	1,684	1,701

OTHER ASSETS:
Intangible assets - customer lists, net	4,040	4,170
Intangible assets - trade name	654	654
Goodwill	2,321	2,321
Other assets	—	23
Right of use asset - office leases	1,234	797
Total other assets	8,249	7,965
Total assets	$52,161	$55,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,993	$8,919
Accrued payroll and related	1,531	1,513
Unearned revenue	6,410	4,423
Rewards program liability	875	6,000
Sales tax payable	378	353
Current portion of contingent earn-out liabilities	256	256
Current portion of installment payment liabilities	337	365
Current portion of lease liability	455	366
Total current liabilities	19,235	22,195

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	455	455
Long-term installment payment liabilities	425	425
Long-term lease liability	774	432
Total long-term liabilities	1,654	1,312
Total liabilities	20,889	23,507

Commitments and contingencies (Note K)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,608,407 and 18,598,574 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	38,400	38,391
Accumulated deficit	(7,135)	(6,742)
Accumulated other comprehensive loss	5	(10)
Total stockholders’ equity	31,272	31,641
Total liabilities and stockholders’ equity	$52,161	$55,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(in thousands, except share and per share amounts)

(unaudited)

	2025	2024
SALES
Sales	$28,694	$18,781
Sales – related parties	—	46
Total sales	28,694	18,827

COST OF SALES:
Cost of sales	20,212	13,178
Cost of sales - related parties	—	35
Total cost of sales	20,212	13,213

GROSS PROFIT	8,482	5,614

OPERATING EXPENSES:
General and administrative expenses	9,017	6,279
Total operating expenses	9,017	6,279

LOSS FROM OPERATIONS	(535)	(665)

OTHER INCOME:
Other (expense) income	(5)	15
Interest income	42	93
Realized gain on investments	67	70
Total other income	104	178

LOSS BEFORE INCOME TAXES	(431)	(487)

Provision (benefit) for income taxes	(38)	—

NET LOSS	$(393)	$(487)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	18,608,407	18,574,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(in thousands)

(unaudited)

	2025	2024
Net loss	$(393)	$(487)

Other comprehensive income:
Unrealized gain (loss) on investment, net of tax	15	(67)
Total other comprehensive income	15	(67)

Comprehensive loss	$(378)	$(554)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2025	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	$31,641
Stock-based compensation	—	—	9,833	—	9	—	—	9
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(393)	(393)
Balance, March 31, 2025	—	$—	18,608,407	$2	$38,400	$5	$(7,135)	$31,272

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2024	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	50,086	—	150	—	—	150
Other comprehensive income	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(487)	(487)
Balance, March 31, 2024	—	$—	18,589,086	$2	$38,413	$(80)	$(3,089)	$35,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(in thousands)

(unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393)	$(487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	272	129
Adjustment to reconcile operating lease expense to cash paid	(6)	19
Change in allowance for credit losses	319	(215)
Noncash interest accretion	12	55
Stock-based compensation	9	150
Changes in operating assets and liabilities:
Accounts receivable, net	(423)	2,229
Accounts receivable – related parties, net	71	(25)
Inventory	(2,267)	551
Prepaid corporate taxes	(38)	62
Prepaid expenses	(262)	5
Deposits	(522)	139
Other Assets	361	—
Accounts payable and accrued expenses	70	(1,397)
Accrued payroll and related	18	(858)
Unearned revenue	1,988	(524)
Rewards program liability	(5,125)	1,975
Sales tax payable	25	251
Net cash (used in) provided by operating activities	(5,891)	2,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(124)	(188)
Proceeds from sale of investments	1,200	3,000
Purchase of investments	(267)	(3,384)
Net cash provided by (used in) investing activities	809	(572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of installment payment liabilities	(40)	(60)
Net cash used in financing activities	(40)	(60)

NET (DECREASE) INCREASE IN CASH	(5,122)	1,427

CASH AND CASH EQUIVALENTS - BEGINNING	9,358	8,059
CASH AND CASH EQUIVALENTS - ENDING	$4,236	$9,486

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(CONTINUED)

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2025	2024
Cash paid during the period for:
Interest	$24	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Right of Use Asset	$548	$—
Assumed Lease Liability	$(548)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The Gander Group Transaction was treated as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Stran Loyalty Solutions is a wholly owned subsidiary of the Company and Gander Group Louisiana, LLC is a wholly owned subsidiary of Stran Loyalty Solutions.

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

3.	Method of Accounting - The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Basis of Presentation - The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2025.

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

5.	Principles of Consolidation - The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

6.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure of certain assets, liabilities and expenses. The most significant estimates in the Company’s financial statements relate to the fair value of assets and liabilities assumed in acquisitions. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

7.	Fair Value Measurements and Fair Value of Financial Instruments - The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

As of March 31, 2025 and December 31, 2024, the Company maintained deposits in four banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

For the three months ended March 31, 2025, the Company had one major customer to which sales accounted for 16.5% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 10.5% of the total accounts receivable balance. The Company had an additional customer with an accounts receivable balance amounting to 18.1% of the total accounts receivable balance as of March 31, 2025.

For the three months ended March 31, 2024, the Company had one major customer to which sales accounted for approximately 20% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 10.6% of the total accounts receivable balance.

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

10.

Accounts Receivable and Allowance for Credit Losses - Accounts receivable as of March 31, 2025 and December 31, 2024, includes allowance for credit losses of $1,110 and $791 (inclusive of $427 and $327 for related party receivables), respectively.

	March 31, 2025	December 31, 2024
Trade accounts receivable	$18,979	$18,556
Less: allowance for credit losses on accounts receivable	(683)	(464)
Total accounts receivable, net	$18,296	$18,092
Accounts receivable - related party	829	900
Less: allowance for credit losses on accounts receivable - related party	(427)	(327)
Total accounts receivable - related party, net	402	573
Total accounts receivable from all sources	$18,698	$18,665

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

11.	Goodwill - Goodwill represents the excess purchase price of the acquired businesses over the fair value of identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment. The Company reviews goodwill for possible impairment annually on October 1 every year or whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

12. Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of March 31, 2025 and December 31, 2024, the Company determined it had uncertain tax positions of $3,211 and $3,141, respectively. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company recorded a nominal amount of interest expense which is included as part of income tax expense.

13.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance.

The Company’s effective tax rate for the three months ended March 31, 2025, and 2024 was 8.89% and (0.00%) respectively. The increase in the effective tax rate from the comparison of 2025 and 2024, as noted above, primarily relates to the Company’s taxable income forecast for 2025, as of the current period. The Company has maintained a full valuation allowance against its deferred tax assets as of the current period based on its consideration of available evidence.

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

17.	Recent Accounting Pronouncements - Management has reviewed the following recent accounting pronouncements:

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

The guidance is effective for fiscal years and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard on January 1, 2025. The standard did not have a material impact of the Company’s financial statements.

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

The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

18.	Subsequent Events - Management has evaluated events occurring after the balance sheet date through May 15, 2025, the date on which the financial statements were filed.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

B.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025 and December 31, 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options are estimated based on the Black-Scholes model during the three months ended March 31, 2025 and the year ended December 31, 2024.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Assets:
Investments	1	$7,939	$8,856

Liabilities:
Earn-out liabilities	3	$711	$711

Investments

The Company’s investments consisted of the following as of March 31, 2025:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$4,105	$—	$4,105
Corporate bonds	2,763	7	2,770
Mutual funds	267	—	267
US Treasury bills	799	(2)	797
	$7,934	$5	$7,939

The Company’s investments consisted of the following as of December 31, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$4,843	$—	$4,843
Corporate bonds	2,958	(6)	2,952
Mutual funds	267	—	267
US Treasury bills	798	(4)	794
	$8,866	$(10)	$8,856

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Earn-Out Liabilities

A reconciliation of the earn-out liability is included below:

Balance as of December 31, 2024	$711
Payments earned and paid	—
Loss upon re-measurement	—
Balance as of March 31, 2025	$711

Current portion of contingent earn-out liabilities	$256
Long-term contingent earn-out liabilities	$455

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

C.	INVENTORY:

Inventory consists of the following:

	March 31, 2025	December 31, 2024
Finished goods (branded products)	$7,439	$5,093
Goods in process (un-branded products)	217	296
	$7,656	$5,389

D.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	$6	$6
Office furniture and equipment	688	660
Software	3,063	2,967
Transportation equipment	62	62
	3,819	3,695
Accumulated depreciation	(2,135)	(1,994)
	$1,684	$1,701

The Company recorded depreciation expense of $142 and $43 for the three months ended March 31, 2025 and 2024, respectively.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

E.	GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the activity in the Company’s goodwill balance:

Balance as of December 31, 2023 (1)	$—
Gander Group Acquisition (see Note F)	2,542
Measurement period adjustment	(221)
Balance as of December 31, 2024	$2,321
Balance as of March 31, 2025	$2,321

(1)	Net of accumulated impairment loss of $1,992 as of December 31, 2023.

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

	Weighted-	As of March 31, 2025			As of December 31, 2024
	Average Remaining Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	8.4 years	$5,175	$(1,135)	$4,040	$5,175	$(1,005)	$4,170
Total intangible assets - customer lists, net		$5,175	$(1,135)	$4,040	$5,175	$(1,005)	$4,170
Trade name	Indefinite	$654	$—	$654	$654	$—	$654
Total intangible assets - trade name		$654	$—	$654	$654	$—	$654

The Company recorded amortization expense of $130 and $85 for the three months ended March 31, 2025 and 2024, respectively.

The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
Remainder of 2025	$366
2026	488
2027	488
2028	488
2029	488
Thereafter	1,722
Total	$4,040

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

The following table summarizes the purchase price allocations relating to the Gander Group Acquisition:

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

Pro forma disclosure for the Gander Group Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the three months ended March 31, 2024, as if the Gander Group Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

March 31, 2024
Sales	$35,461

Net income	646

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

G.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

	March 31, 2025	December 31, 2024
Inventory purchases	$6,455	$6,363
Accrued expenses	2,538	2,556
	$8,993	$8,919

H.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of March 31, 2025 and December 31, 2024, the Company had deposits totaling $875 and $6,000, respectively.

I.	INSTALLMENT PAYMENT LIABILITY:

A reconciliation of the installment payment liability is included below:

Balance as of December 31, 2024	$790
Interest accretion	12
Payments made	(40)
Balance as of March 31, 2025	$762

Current portion of installment payment liabilities	$337
Long-term installment payment liabilities	$425

J.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

Revenue generated per major product category	March 31, 2025	March 31, 2024
Promotional products - dropshipping	$9,185	$8,412
Promotional products – bulk dropshipping	6,331	5,765
Promotional products – Company owned inventory	2,894	2,599
Casino continuity program	7,368	—
Promotional products – third-party distributor	2,595	1,674
Rewards program	226	285
Additional services	95	92
	$28,694	$18,827

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	March 31, 2025	March 31, 2024
Balance at January 1,	$4,423	$1,116
Revenue recognized	(1,098)	(1,014)
Amounts collected or invoiced	3,085	490
Unearned revenue	$6,410	$592

K.	COMMITMENTS AND CONTINGENCIES:

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

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. The lease included an escalation clause with annual increases of approximately 2.5% increase per year. The associated lease right-of-use asset and lease liability is $54 as of March 31, 2025, based on the present value of payments and an incremental borrowing rate of 2%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The associated lease right-of-use asset and lease liability is $55 as of March 31, 2025, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The associated lease right-of-use asset and lease liability is $552 as of March 31, 2025, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

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

On November 26, 2024, the Company entered into a lease for a 6,500 square foot office space in Irvine, CA. The lease commenced on January 1, 2025 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 4% increase per year. The associated lease right-of-use asset and lease liability is $541 as of March 31, 2025, based on the present value of payments and an incremental borrowing rate of 6.7%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The Company’s existing lease agreement for its office space expires May 31, 2025. The new lease term begins on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property

The company rents other office space on terms of 12 months or less or on a month-to-month basis which are not included in the analysis above.

The following schedule represents the components of lease expense:

	March 31, 2025	March 31, 2024
Lease cost
Operating lease cost	$201	$172
Total	$201	$172

The following schedule represents maturities of operating lease liabilities as of March 31, 2025:

Operating Minimum Lease Payments
Remainder of 2025	$398
2026	440
2027	407
2028	65
Less amount representing interest	(81)
Present value of payments	$1,229

The following schedule sets forth supplemental cash flow information related to operating leases for the three months ended March 31, 2025 and 2024 :

	March 31, 2025	March 31, 2024
Other information
Operating cash flows from operating lease	$(6)	$19

The aggregate weighted average remaining lease term was 2.65 years as of March 31, 2025. The aggregate weighted average discount rate was 4.88% as of March 31, 2025.

L.	STOCKHOLDERS’ EQUITY:

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

The Company did not repurchase any shares during the three months ended March 31, 2024.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

M.	STOCK-BASED COMPENSATION:

In November 2021, the Board of Directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of March 31, 2025, the number of shares of common stock available for issuance under the 2021 Plan is 1,048,419 shares of common stock.

Stock-based compensation expense included the following components:

	March 31, 2025	March 31, 2024
Stock options	$8	$—
Restricted stock	1	150
	$9	$150

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

A summary of option activity under the 2021 Plan as of and for the three months ended March 31, 2025 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,376,333	$4.03	$—
Granted	15,000	1.48	—
Forfeited or expired and other adjustments	(3,334)	3.75	—
Outstanding at March 31, 2025	1,387,999	$4.00	$—
Vested and exercisable at March 31, 2025	1,223,667	$4.04	$—

The Company did not issue any options during the three months ended March 31, 2025 and 2024. The weighted-average remaining contractual term for the outstanding options is approximately 7 years as of March 31, 2025.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A summary of restricted stock activity under the 2021 Plan as of and for the three months ended March 31, 2025 is presented below:

Restricted Stock	Time-Based
Outstanding at December 31, 2024	4,000
Granted	—
Vested	(4,000)
Forfeited	—
Outstanding at March 31, 2025	—

N.	LOSS PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	March 31, 2025	March 31, 2024
Warrants	10,074,195	10,074,195
Stock options	1,223,667	864,167
	11,297,862	10,938,362

For the three months ended March 31, 2025 and 2024, as a result of the net losses in these periods, all warrants and stock options have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

O.	SEGMENTS:

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

As of March 31, 2025 Stran and SLS had total assets of $39,128 and $13,032, respectively. As of December 31, 2024, Stran and SLS had total assets of $45,206 and $9,944, respectively. The entire goodwill balance of $2,321 as of March 31, 2025 and December 31, 2024, was allocated to the SLS segment.

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

The table below presents information about reported segments for the three months ended March 31, 2025 and 2024.

	March 31, 2025			March 31, 2024
	Stran	SLS	Total	Stran	SLS	Total
Sales	$20,935	$7,759	$28,694	$18,827	$—	$18,827
Gross profit	6,791	1,691	8,482	5,614	—	5,614
Operating loss	$(73)	$(462)	$(535)	$(665)	$—	$(665)

The segment SLS was not a part of the Company until the segment was acquired and all of its business operations were incorporated within the Company’s newly created subsidiary in August 2024. The Stran segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition. Significant segment expenses for the Stran segment during the three months ended March 31, 2024 are consistent with those presented on the consolidated statements of operations.

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

The accounts receivable balance from all sources on the Company’s balance sheets as of March 31, 2025 was $18,698, net of $1,110 (inclusive of $427 for related party receivables) of allowances. The following table provides a roll-forward of the allowance for credit losses for the three months ended March 31, 2025 and 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	March 31, 2025	March 31, 2024
Balance of allowance for credit losses, beginning of period	$(791)	$(317)
Current period change for write-offs	78	107
Current period change for expected credit losses	(397)	(215)
Balance of allowance for credit losses, end of period	$(1,110)	$(425)

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Q.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	March 31, 2025	December 31, 2024
Innovative Genetics, Inc.	Alejandro Tani, member of board of directors, the chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade name and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$402	$573

Amounts due and paid to related party

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). The Company and Engage & Excel are parties to a Buyer’s Agreement, dated June 25, 2020 (the “Buyer’s Agreement”). Under the Buyer’s Agreement, Engage & Excel agreed to provide certain merger and acquisition, management and recruitment consulting services in connection with the Company’s acquisition of the Wildman Imprints assets. The Company agreed to pay Engage & Excel a fee of $20 upon completion of a purchase and sale agreement and two annual fees of 1.5% of gross margin less costs attributable to the acquisition. The Company has paid Engage & Excel approximately $5 as of March 31, 2025 and December 31, 2024.

R.	ADVERTISING:

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended March 31, 2025 and 2024, advertising costs amounted to $141 and $105, respectively.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	evolving trade matters, including tariffs on goods that we purchase from manufacturers in other countries, and how they could impact our ability to compete cost-effectively;

●	our goals and strategies;

●	our business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products or services;

●	our expectations regarding our relationships with investors, institutional funding sources and other parties with whom we collaborate;

●	our expectations regarding the availability and use of financing from credit facilities or sales of equity or debt securities;

●	future fluctuations in general economic and business conditions in the markets in which we operate; and

●	future relevant government policies and regulations relating to our industry.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three months ended March 31, 2025 and 2024, program clients accounted for 83.8% and 86.0% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Since February 2025 and as of the date of this report, the United States has implemented and then amended additional tariffs on goods imported from other countries a number of times, particularly with respect to tariffs on imports from China. As of May 12, 2025, the United States had announced that previously-imposed additional tariffs of 145% on most goods imported from China would be reduced to 30% for 90 days effective May 14, 2025, changing to 54% effective August 13, 2025; had imposed a temporary 90-day 10% additional tariff on goods imported from most other countries, which was scheduled to increase automatically to a higher percentage on goods imported from many other countries on a country-by-country basis effective July 9, 2025; and had imposed tariffs on certain low-value items imported from China at either a temporary 90-day rate of 54%, which will revert to 120% effective August 13, 2025, or an alternative $100 flat rate. We have historically imported many of the goods or components used in our promotional products business from China in particular and to some extent from other countries. As a result, we have had to increase prices for certain products, and may be required to raise those prices further, which may result in the loss of customers. We have also attempted to shift away from Chinese suppliers in particular, and other foreign suppliers in general, and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, in an effort to reduce the effect of tariff increases on our product prices. However, due to the limited availability of competitive pricing from suppliers whose goods are not currently subject to tariffs or that are subject to relatively lower tariffs, and the possibility that some of the current or planned additional U.S. tariffs may increase, decrease, or become subject to exceptions or suspensions, with little or no prior notice, our ability to cost-effectively mitigate some of the effects of current and future scheduled U.S. tariffs may be significantly limited. These trends and uncertainties may result in additional costs and disruption to our operations, which may have a significant negative effect on the Company’s sales and gross margins in future periods. As a result, investors should not assume that any trends reflected in our past results, including those that may be indicated below for the three months ended March 31, 2025 and 2024, respectively, may be expected to continue to occur in future periods.

Our sales for the three months ended March 31, 2025 increased 52.4% compared to sales for the three months ended March 31, 2024, which we believe was primarily due to higher spending from existing clients as well as business from new customers. We also benefited from the acquisition of substantially all of the assets (the “Gander Group Assets”) of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Gander Group”), in August 2024.

As of March 31, 2025, we had approximately $52.2 million of total assets with approximately $31.3 million of total stockholders’ equity.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024 both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2025		2024
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$28,694	100.0%	$18,781	99.8%
Sales – related parties	—	—%	46	0.2%
Total sales	28,694	100.0%	18,827	100.0%

COST OF SALES:
Cost of sales	20,212	70.4%	13,178	70.0%
Cost of sales - related parties	—	—%	35	0.2%
Total cost of sales	20,212	70.4%	13,213	70.2%

GROSS PROFIT	8,482	29.6%	5,614	29.8%

OPERATING EXPENSES:
General and administrative expenses	9,017	31.4%	6,279	33.4%
Total operating expenses	9,017	31.4%	6,279	33.4%

LOSS FROM OPERATIONS	(535)	(1.9)%	(665)	(3.5)%

OTHER INCOME:
Other (expense) income	(5)	—%	15	0.1%
Interest income	42	0.1%	93	0.5%
Realized gain on investments	67	0.2%	70	0.4%
Total other income	104	0.4%	178	0.9%

LOSS BEFORE INCOME TAXES	(431)	(1.5)%	(487)	(2.6)%

Provision (benefit) for income taxes	(38)	(0.1)%	—	—%

NET LOSS	$(393)	(1.4)%	$(487)	(2.6)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$20,935	73.0%	$18,827	100%	$2,108	11.2%
SLS	7,759	27.0%	—	—%	7,759	100.0%
Total sales	$28,694	100.0%	$18,827	100%	$9,867	52.4%

Our total sales increased 52.4% to approximately $28.7 million for the three months ended March 31, 2025, from approximately $18.8 million for the three months ended March 31, 2024. Sales by our Stran segment increased to approximately $20.9 million for the three months ended March 31, 2025 from approximately $18.8 million for the three months ended March 31, 2024. Sales by our SLS segment (which consists of the former Gander Group business) increased to approximately $7.8 million for the three months ended March 31, 2025 from $0 for the three months ended March 31, 2024. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was due to the acquisition of the Gander Group Assets in August 2024.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$14,144	70.0%	$13,213	100.0%	$931	7.0%
SLS	6,068	30.0%	—	—%	6,068	100.0%
Total cost of sales	$20,212	100.0%	$13,213	100.0%	$6,999	53.0%

Our total cost of sales increased 53.0% to approximately $20.2 million for the three months ended March 31, 2025, from approximately $13.2 million for the three months ended March 31, 2024. As a percentage of sales, total cost of sales increased to 70.4% for the three months ended March 31, 2025 from 70.2% for the three months ended March 31, 2024. Cost of sales by our Stran segment increased to approximately $14.1 million for the three months ended March 31, 2025 from approximately $13.2 million for the three months ended March 31, 2024. Cost of sales by our SLS segment increased to approximately $6.1 million for the three months ended March 31, 2025 from $0 for the three months ended March 31, 2024. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 52.4% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit and gross margin percentages by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$6,791	80.1%	$5,614	100.0%	$1,177	21.0%
SLS	1,691	19.9%	—	—%	1,691	100.0%
Total gross profit	$8,482	100.0%	$5,614	100.0%	$2,868	51.1%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 51.1% to approximately $8.5 million, or 29.6% of sales, for the three months ended March 31, 2025, from approximately $5.6 million, or 29.8% of sales, for the three months ended March 31, 2024. Gross profit of our Stran segment increased to approximately $6.8 million for the three months ended March 31, 2025 from approximately $5.6 million for the three months ended March 31, 2024. Gross profit of our SLS segment increased to approximately $1.7 million for the three months ended March 31, 2025 from $0 for the three months ended March 31, 2024. The increase in the dollar amount of total gross profit was primarily due to the acquisition of the Gander Group Assets in August 2024. For the Stran segment, the increase in the dollar amount of gross profit was due to an increase in sales of approximately $2.1 million for the reasons described above, which was partially offset by an increase of cost of sales of approximately $0.9 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was due to the acquisition of the Gander Group Assets in August 2024. The decrease in total gross profit margin to 29.6% for the three months ended March 31, 2025 from 29.8% for the three months ended March 31, 2024 was primarily due to the acquisition of the Gander Group Assets in August 2024, which operates at a lower gross margin than the Stran segment. The gross profit margin for the Stran segment increased to 32.4% for the three months ended March 31, 2025 from 29.8% for the three months ended March 31, 2024. The gross profit margin for the SLS segment was 21.8% for the three months ended March 31, 2025.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$6,864	76.1%	$6,279	100.0%	$585	9.3%
SLS	2,153	23.9%	—	—%	2,153	100.0%
Total operating expenses	$9,017	100.0%	$6,279	100.0%	$2,738	43.6%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 43.6% to approximately $9.0 million for the three months ended March 31, 2025, from approximately $6.3 million for the three months ended March 31, 2024. Operating expenses of our Stran segment increased to approximately $6.9 million for the three months ended March 31, 2025 from approximately $6.3 million for the three months ended March 31, 2024. Operating expenses of our SLS segment increased to approximately $2.2 million for the three months ended March 31, 2025 from $0 for the three months ended March 31, 2024. As a percentage of sales, operating expenses decreased to 31.4% for the three months ended March 31, 2025, from 33.4% for the three months ended March 31, 2024. As a percentage of sales, operating expenses of our Stran segment decreased to 32.8% for the three months ended March 31, 2025 from 33.4% for the three months ended March 31, 2024. As a percentage of sales, operating expenses of our SLS segment were 27.7% for the three months ended March 31, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to expenses related to Stran's NetSuite enterprise resource planning system implementation, acquisition and integration of the Gander Group Assets, and legal and accounting expenses related to the re-audit of historical financial statements. For the SLS segment, the increase in the dollar amount of operating expenses was due to the acquisition of the Gander Group Assets in 2024.

Other (Expense) Income

Other (expense) income consists of other income, interest income, change in fair value of contingent earn-out liability, and realized gain on investments. Our other (expense) income was approximately $(5) thousand for the three months ended March 31, 2025, compared to approximately $15 thousand for the three months ended March 31, 2024. This change was primarily due to factoring fees. Our interest income was approximately $42 thousand for the three months ended March 31, 2025, compared to approximately $93 thousand for the three months ended March 31, 2024. This change was primarily due to a decrease in interest generated from investments. Our realized gain on investments was approximately $67 thousand for the three months ended March 31, 2025, compared to approximately $70 thousand for the three months ended March 31, 2024.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax benefit for the three months ended March 31, 2025 was approximately $(38) thousand compared to income tax provision of approximately $— thousand for the three months ended March 31, 2024. Income tax provision for the three months ended March 31, 2025 accounted for 8.9% of loss before income taxes of approximately $0.4 million. Income tax provision for the three months ended March 31, 2024 accounted for —% of income before income taxes of approximately $0.5 million. As of March 31, 2025 and 2024, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets. The Company recorded a valuation allowance due to a cumulative loss over a three-year period.

Based on management’s expectations of future earnings and recognition of a valuation allowance, we anticipate that our effective tax rate will remain similar to the rate recorded in 2024.

Net Loss

Our net loss for the three months ended March 31, 2025 was approximately $0.4 million, compared to approximately $0.5 million for the three months ended March 31, 2024. This change was primarily due to an increase in gross profit, partially offset by an increase in operating expenses, for the reasons described above.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of approximately $4.2 million and investments of approximately $7.9 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended March 31, 2026 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025 (in thousands)	2024 (in thousands)
Net cash (used in) provided by operating activities	$(5,891)	$2,059
Net cash provided by (used in) investing activities	809	(572)
Net cash used in financing activities	(40)	(60)
Net increase (decrease) in cash	(5,122)	1,427
Cash and cash equivalents - beginning	9,358	8,059
Cash and cash equivalents - ending	$4,236	$9,486

Net cash used in operating activities was approximately $5.9 million for the three months ended March 31, 2025, as compared to net cash provided by operating activities of approximately $2.1 million for the three months ended March 31, 2024. The change was primarily due to a decrease in rewards program liability.

Net cash provided by investing activities was approximately $0.8 million for the three months ended March 31, 2025, as compared to net cash used in investing activities of approximately $0.6 million for the three months ended March 31, 2024. The change was primarily due to proceeds from the sale of investments.

Net cash used in financing activities was approximately $0.04 million for the three months ended March 31, 2025, as compared to approximately $0.1 million for the three months ended March 31, 2024. The decrease in net cash used in financing activities was primarily due to decreased payments of installment payment liabilities.

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

Under the Security Agreement and the other Loan Documents, the Company granted Salem Five Cents a first priority security interest in all of its assets, including both assets owned as of the date of the Revolving Line of Credit and afterwards, as collateral for full repayment of the Revolving Line of Credit. Salem Five Cents had the right to file Uniform Commercial Code financing statements with any jurisdiction and with sufficient descriptions of the property to perfect its security interest in all of the Company’s current and future assets. Upon default of the Revolving Line of Credit, Salem Five Cents could accelerate repayment of the Revolving Line of Credit, take possession of the Company’s assets, assign a receiver over the Company’s assets, and enforce other rights as to the Company’s assets as secured creditor. The Company was required to pay for all of Salem Five Cents’ reasonable legal fees and expenses incurred to enforce its rights under the Loan Documents.

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

As of March 31, 2025 and December 31, 2024, the Revolving Line of Credit had been terminated.

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

At the consummation of the transactions contemplated by the Sale Agreement (the “Gander Group Transaction Closing”), Stran Loyalty Solutions paid the Cash Purchase Price, including the payment of the Transaction Expense Payment, and assumed the Gander Group Assumed Liabilities. As a result of the Gander Group Transaction Closing, the Company indirectly acquired substantially all of the asset of Gander Group, including all of the equity of Gander Group Louisiana, which became a wholly-owned subsidiary of Stran Loyalty Solutions.

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

On November 26, 2024, the Company entered into a lease for a 6,500-square foot office space in Irvine, California. The lease commenced on January 1, 2025 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 4% increase per year.

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2025	398
2026	440
2027	407
2028	65
Total future non-cancelable minimum lease payments	$1,310

Lease costs for the three months ended March 31, 2025 and 2024 totaled approximately $0.2 million and $0.2 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of March 31, 2025 and December 31, 2024, the Company had net deposits totaling approximately $0.9 million and $0.4 million, respectively.

Our other principal cash payment obligations have consisted principally of obligations under the Revolving Line of Credit. As stated above, as of March 31, 2025 and December 31, 2024, we had not drawn any funds from the Revolving Line of Credit under the Loan Documents.

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the three months ended March 31, 2025, as follows:

●	We continued to utilize the services of external consultants for non-routine and/or technical accounting issues as they arise.

●	We continued to expand and improve our review process for complex accounting transactions by enhancing access to accounting literature, engaging third-party professionals with whom to consult regarding complex accounting applications, and hiring additional staff with the requisite experience and training to supplement existing accounting professionals.

●	Management, with the assistance of a third party, continued to perform an evaluation of the processes and procedures around our processes, internal control design gaps, and recommend process enhancements.

●	We continued to implement enhancements and process improvements, including the design and implementation of reporting systems relating to the January 2025 launch of our new NetSuite enterprise resource planning system.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Deadlines for Stockholder Proposals and Nominations at Combined 2024 and 2025 Annual Meeting

The Company’s combined 2024 and 2025 annual meeting of stockholders (the “Annual Meeting”) has been scheduled to be held on Friday, July 25, 2025, and that the record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the Annual Meeting shall be the close of business on Tuesday, May 27, 2025. The time and location of the Annual Meeting will be as set forth in the Company’s definitive proxy statement for the Annual Meeting to be filed with the Securities and Exchange Commission.

Due to the fact that the date of the Annual Meeting has been changed by more than 30 days from the anniversary date of the 2023 annual meeting of stockholders, the Company is providing the deadlines for submission of any qualified stockholder proposal for inclusion in the Company’s proxy materials for the Annual Meeting, for proper presentation of proposals or director nominations at the Annual Meeting, and for solicitation of proxies in support of director nominees in compliance with the universal proxy rules.

For a proposal to be included in our proxy statement for the Annual Meeting in accordance with Rule 14a-8 under the Exchange Act, the proposal must be received no later than Friday, May 30, 2025. A proposal which is received after the applicable date or which otherwise fails to meet the requirements for stockholder proposals established by the SEC will not be included. The submission of a stockholder proposal does not guarantee that it will be included in the proxy statement. The proposal must also comply with the other requirements for stockholder proposals under Rule 14a-8 under the Exchange Act in order for it to be required to be included in our proxy statement for the Annual Meeting. In addition, if the requirements of Rule 14a-4(c)(2) under the Exchange Act are not complied with, the Company may exercise discretionary voting authority under proxies it solicits to vote in accordance with its best judgment on any such proposal.

In accordance with the Company’s Amended and Restated Bylaws (“Bylaws”), for any proposal or any director nomination that is not included in the Company’s proxy statement for the Annual Meeting to be brought by a stockholder before the Annual Meeting, notice of the proposal or nomination must be received by May 26, 2025.

On March 19, 2025, the Compensation Committee approved the grant of the following discretionary cash bonuses: $50,000 was granted to Andrew Shape, Chief Executive Officer and President; $25,000 was granted to David Browner, Chief Financial Officer; and $25,000 was granted to John Audibert, Vice President of Growth and Strategic Initiatives. The bonus compensation was in addition to any cash bonus or other compensation that each of the recipients may be entitled to or eligible for under his respective employment or consulting agreement with the Company.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

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

Date: May 15, 2025	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)