Form 10-Q
period 2025-06-30
Stran & Company, Inc.
filed 2025-08-12
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41038

STRAN & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3297200
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

500 Victory Road, Suite 301, Quincy, MA	02171
(Address of principal executive offices)	(Zip Code)

800-833-3309
(Registrant’s telephone number, including area code)

2 Heritage Drive, Suite 600, Quincy, MA 02171
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

As of August 11, 2025, there were a total of 18,555,366 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,070	$9,358
Investments	4,997	8,856
Accounts receivable, net	22,063	18,092
Accounts receivable - related parties, net	402	573
Inventory	6,736	5,389
Prepaid corporate taxes	—	28
Prepaid expenses	2,391	2,308
Deposits	467	423
Other current assets	4	455
Total current assets	50,130	45,482

Property and equipment, net	1,618	1,701

OTHER ASSETS:
Intangible assets - customer lists, net	3,934	4,170
Intangible assets - trade name	654	654
Goodwill	2,321	2,321
Other assets	222	23
Right of use assets	2,336	797
Total other assets	9,467	7,965
Total assets	$61,215	$55,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,513	$8,919
Accrued payroll and related	2,044	1,513
Unearned revenue	4,817	4,423
Rewards program liability	9,000	6,000
Sales tax payable	315	353
Corporate taxes payable	9	—
Current portion of contingent earn-out liabilities	105	256
Current portion of installment payment liabilities	158	365
Current portion of lease liabilities	661	366
Total current liabilities	26,622	22,195

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	455	455
Long-term installment payment liabilities	425	425
Long-term lease liabilities	1,880	432
Total long-term liabilities	2,760	1,312
Total liabilities	29,382	23,507

Commitments and contingencies (Note K)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,546,461 and 18,598,574 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	38,285	38,391
Accumulated deficit	(6,492)	(6,742)
Accumulated other comprehensive income (loss)	38	(10)
Total stockholders’ equity	31,833	31,641
Total liabilities and stockholders’ equity	$61,215	$55,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
SALES
Sales	$32,577	$16,693	$61,271	$35,474
Sales – related parties	—	—	—	46
Total sales	32,577	16,693	61,271	35,520

COST OF SALES:
Cost of sales	22,708	11,226	42,920	24,405
Cost of sales - related parties	—	—	—	35
Total cost of sales	22,708	11,226	42,920	24,440

GROSS PROFIT	9,869	5,467	18,351	11,080

OPERATING EXPENSES:
General and administrative expenses	9,474	6,575	18,491	12,857
Total operating expenses	9,474	6,575	18,491	12,857

INCOME (LOSS) FROM OPERATIONS	395	(1,108)	(140)	(1,777)

OTHER INCOME:
Other income	285	1	280	16
Interest income	77	82	119	175
Realized gain on investments	—	3	67	73
Total other income	362	86	466	264

INCOME (LOSS) BEFORE INCOME TAXES	757	(1,022)	326	(1,513)

Provision for income taxes	114	3	76	3

NET INCOME (LOSS)	$643	$(1,025)	$250	$(1,516)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.03	$(0.06)	$0.01	$(0.08)
Diluted	$0.03	$(0.06)	$0.01	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,592,339	18,589,086	18,600,373	18,581,957
Diluted	18,596,826	18,589,086	18,603,432	18,581,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$643	$(1,025)	$250	$(1,516)

Other comprehensive income (loss):
Unrealized gain (loss) on investment, net of tax	33	48	48	(19)
Total other comprehensive income (loss)	33	48	48	(19)

Comprehensive income (loss)	$676	$(977)	$298	$(1,535)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2025	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	$31,641
Stock-based compensation	—	—	9,833	—	9	—	—	9
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(393)	(393)
Balance, March 31, 2025	—	$—	18,608,407	$2	$38,400	$5	$(7,135)	$31,272
Issuance of restricted stock awards	—	—	48,347	—	—	—	—	—
Stock-based compensation	—	—	—	—	31	—	—	31
Repurchase and retirement of ordinary shares	—	—	(110,293)	—	(146)	—	—	(146)
Other comprehensive income	—	—	—	—	—	33	—	33
Net income	—	—	—	—	—	—	643	643
Balance, June 30, 2025	—	$—	18,546,461	$2	$38,285	$38	$(6,492)	$31,833

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	50,086	—	150	—	—	150
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(491)	(491)
Balance, March 31, 2024	—	$—	18,589,086	$2	$38,413	$(80)	$(3,093)	$35,242
Stock-based compensation	—	—	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(1,025)	(1,025)
Balance, June 30, 2024	—	$—	18,589,086	$2	$38,433	$(32)	$(4,118)	$34,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(in thousands)

(unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$250	$(1,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	521	341
Noncash operating lease expense	537	274
Change in allowance for credit losses	360	(288)
Noncash interest accretion	23	72
Stock-based compensation	40	170

Changes in operating assets and liabilities:
Accounts receivable, net	(4,331)	4,496
Accounts receivable – related parties, net	172	25
Inventory	(1,347)	808
Prepaid corporate taxes	29	30
Prepaid expenses	(82)	336
Deposits	(44)	(193)
Other assets	252	—
Accounts payable and accrued expenses	590	(871)
Accrued payroll and related	531	(1,357)
Unearned revenue	395	(262)
Rewards program liability	3,000	2,475
Sales tax payable	(38)	(117)
Corporate taxes payable	9	—
Operating lease liabilities	(333)	(256)
Net cash provided by operating activities	534	4,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(202)	(364)
Proceeds from sale of investments	4,400	4,608
Purchase of investments	(493)	(3,836)
Net cash provided by investing activities	3,705	408

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(151)	—
Payment of installment payment liabilities	(230)	(760)
Payment for stock repurchase	(146)	—
Net cash used in financing activities	(527)	(760)

NET INCREASE IN CASH	3,712	3,815

CASH AND CASH EQUIVALENTS - BEGINNING	9,358	8,059
CASH AND CASH EQUIVALENTS - ENDING	$13,070	$11,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(CONTINUED)

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2025	2024
Cash paid during the period for:
Interest	$24	$—
Income taxes	$67	$29

Noncash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$2,077	$—

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

Unless otherwise stated in this Quarterly Report on Form 10-Q, references to “we”, “our”, or the “Company” refer to Stran & Company, Inc. The Company is headquartered in Quincy, Massachusetts.

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

3.	Method of Accounting - The Company’s unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Basis of Presentation - The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2025.

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

5.	Principles of Consolidation - The Company’s unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

6.	Use of Estimates - The Company prepares its unaudited condensed consolidated financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

7.	Fair Value Measurements and Fair Value of Financial Instruments - The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and reward card program liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

8.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and deposits in excess of federally insured limits. These risks are managed by performing ongoing credit evaluations of customers’ financial condition and by maintaining all deposits in high quality financial institutions.

As of June 30, 2025 and December 31, 2024, the Company maintained deposits in four banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (“FDIC”).

For the three and six months ended June 30, 2025, the Company had no major customers to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from one customer amounting to 16.7% of the total accounts receivable balance.

For the three months ended June 30, 2024, the Company had one customer who accounted for approximately 12.7% of the Company’s revenue and 17.2% of the total accounts receivable balance. For the six months ended June 30, 2024, the Company had one customer who accounted for approximately 10.1% of the Company’s revenues.

9.	Revenue Recognition - The Company accounts for revenue under ASC 606, Revenue for Contracts with Customers. Revenue is generated through various types of transactions, including promotional product sales, administering a customer’s rewards program, administering redemption code programs, and additional contract add-ons to enhance customer experience. The Company follows the five step model of revenue recognition:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to the performance obligations within the contract; and

v.	recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company recognizes revenue when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Stran evaluates transfer of control primarily from the customer’s perspective. Considering the transaction from the customer’s perspective reduces the risk that revenue is recognized for activities that do not transfer control of a good or service to the customer. Management determines, at contract inception, whether control of a good or service transfers to a customer over time or at a point in time. The assessment of whether control transfers over time or at a point in time is critical to the timing of revenue recognition. Payments from customers received in advance of the performance obligation being met are recognized as liabilities until performance occurs. In general, receivables from customer are primarily due within 30 days of the invoice date.

10.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable at June 30, 2025 and December 31, 2024, includes allowance for credit losses of $1,151 and $791 (inclusive of $427 and $327 for related party receivables), respectively. Accounts receivable at December 31, 2023 was $17,076.

	June 30, 2025	December 31, 2024
Trade accounts receivable	$22,787	$18,556
Less: allowance for credit losses on accounts receivable	(724)	(464)
Total accounts receivable, net	$22,063	$18,092
Accounts receivable - related party	829	900
Less: allowance for credit losses on accounts receivable - related party	(427)	(327)
Total accounts receivable - related party, net	402	573
Total accounts receivable from all sources, net	$22,465	$18,665

The Company evaluates our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and the financial condition of our customers. The Company also considers the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note P, “Credit Losses,” to our unaudited condensed consolidated financial statements included in this report for more information.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

12.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of June 30, 2025 and December 31, 2024, the Company determined it had uncertain tax positions of $3,371 and $3,141, respectively. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company recorded a nominal amount of interest expense which is included as part of income tax expense.

13.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance.

The Company recorded an income tax expense of approximately $114 thousand and $3 thousand in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2025, and 2024, respectively. The Company recorded an income tax expense of approximately $76 thousand and $3 thousand in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2025, and 2024, respectively.

As of year-end 2024, the Company had federal and state net operating losses (“NOL”) of approximately $4.0 million and $4.8 million, respectively. The federal NOLs generated will carryforward indefinitely. Generally, state NOLs will begin to expire March 31, 2028. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s NOL carryforwards may be subject to annual limitations to the extent that greater than 50% ownership changes have occurred. Tax returns for the years ended 2021 through 2025 are subject to review by tax authorities.

The Company’s effective tax rate for the three months ended June 30, 2025, and 2024 was 15.1% and (0.3%) respectively. The Company’s effective tax rate for the six months ended June 30, 2025, and 2024 was 23.3% and (0.2%) respectively. The change in the effective tax rate from the comparison of similar periods in 2025 versus 2024, as noted above, primarily relates to the Company’s estimated earnings and a partial release of the valuation allowance from period to period. The Company recorded a full valuation allowance in 2022 and continues to maintain a cumulative loss.

14.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with ASC 718, Compensation - Stock Compensation. This guidance requires all stock-based payments to employees to be recognized in the unaudited condensed consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company has elected to account for forfeitures as they occur. The Company is recognizing compensation costs only for those stock-based awards expected to vest. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

15.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non-employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

16.	Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended June 30, 2025 and 2024, advertising costs amounted to $103 and $90, respectively. For the six months ended June 30, 2025 and 2024, advertising costs amounted to $244 and $195, respectively.

17.	Segments - In its operation of the business, management, including our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

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

18.	Reclassification - Certain prior period statement of cash flow amounts have been reclassified to conform to the Company's current period presentation. These reclassifications have no impact on the Company's previously reported cash flows.

19.	Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted:

ASU 2024-01 – Compensation – Stock Compensation (Topic 718)

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-01, which clarifies the accounting for profits interest awards. This update provides guidance on determining whether a profits interest or similar award falls within the scope of ASC 718 Compensation—Stock Compensation or other guidance. The ASU aims to ensure consistency and transparency in the accounting for these awards by providing clearer criteria and illustrative examples.

The guidance is effective for fiscal years and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard on January 1, 2025. Its adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements - Not Yet Adopted:

ASU 2023-09 – Income Taxes (Topic 740)

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

The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU.

ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s statements of operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.

No other new accounting pronouncements adopted or issued had or are expected to have a material impact on the unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

B.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025 and December 31, 2024.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represents Level 3 measurements. There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2025. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Assets:
Investments	1	$4,997	$8,856

Liabilities:
Earn-out liabilities	3	$560	$711

Investments

The Company’s investments consisted of the following as of June 30, 2025:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,363	$—	$1,363
Corporate bonds	2,562	7	2,569
Mutual funds	267	—	267
US Treasury bills	798	—	798
	$4,990	$7	$4,997

The Company’s investments consisted of the following as of December 31, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$4,843	$—	$4,843
Corporate bonds	2,958	(6)	2,952
Mutual funds	267	—	267
US Treasury bills	798	(4)	794
	$8,866	$(10)	$8,856

Earn-Out Liabilities

In connection with certain of the Company’s asset acquisitions, certain earn-out liabilities were established which reflect the estimated amounts payable upon the achievement of sales from acquired intangible assets over a period of time following the acquisition. As of June 30, 2025, the Company has earn-out liabilities associated with its purchase of Trend Brand Solutions, T.R. Miller Co., and Premier NYC.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Assumptions used in determining the fair market value of the earn-out liabilities include the acquired asset’s projected gross profit, discount rates, remaining time intervals and residual earn-out percentages. The following table summarizes the key unobservable inputs into the models used to estimate the fair value of the earn-out liabilities at June 30, 2025:

Unobservable Inputs	June 30, 2025
Projected annual gross profit	$907 - $4,398
Earnout percentage	40.0% - 45.0%
Expected volatility	25.0%
Risk-free rate	3.6% - 4.2%
Discount rate	5.0% - 5.2%
Required Metric Risk Premium	5.3% - 7.7%
Time period to settlement	0.4 - 2.4 years

A reconciliation of the earn-out liabilities is included below:

Balance as of December 31, 2024	$711
Payments earned and paid	(151)
Balance as of June 30, 2025	$560

Current portion of contingent earn-out liabilities	$105
Long-term contingent earn-out liabilities	$455

C.	INVENTORY:

Inventory consists of the following:

	June 30, 2025	December 31, 2024
Finished goods (branded products)	$6,638	$5,093
Goods in process (un-branded products)	98	296
	$6,736	$5,389

D.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Leasehold improvements	$—	$6
Office furniture and equipment	688	660
Software	3,142	2,967
Transportation equipment	62	62
	3,892	3,695
Accumulated depreciation	(2,274)	(1,994)
	$1,618	$1,701

The Company recorded depreciation expense of $143 and $126 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded depreciation expense of $285 and $170 for the six months ended June 30, 2025 and 2024, respectively.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

E.	GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the activity in the Company’s goodwill balance:

Balance as of December 31, 2023 (1)	$—
Gander Group Acquisition (see Note F)	2,542
Measurement period adjustment	(221)
Balance as of December 31, 2024	$2,321
Balance as of June 30, 2025	$2,321

(1)	Net of accumulated impairment loss of $1,992 as of December 31, 2023.

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

		As of June 30, 2025			As of December 31, 2024
	Weighted - Average Remaining Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	8.1 years	$5,175	$(1,241)	$3,934	$5,175	$(1,005)	$4,170
Total intangible assets - customer lists, net		$5,175	$(1,241)	$3,934	$5,175	$(1,005)	$4,170
Trade name	Indefinite	$654	$—	$654	$654	$—	$654
Total intangible assets - trade name		$654	$—	$654	$654	$—	$654

The Company recorded amortization expense of $106 and $85 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded amortization expense of $236 and $171 for the six months ended June 30, 2025 and 2024, respectively.

The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
Remainder of 2025	$246
2026	488
2027	488
2028	488
2029	488
Thereafter	1,736
Total	$3,934

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

The Gander Group Assets were valued using a combination of a multi-period excess earnings methodology, a form of a discounted cash flow approach, and a relief from royalty methodology, a form of a present value of cash flows approach. The $1,717 balance of accounts receivable is the fair value of accounts receivable, net of amounts that are expected to be collected as of the acquisition date. The goodwill represents the excess fair value after the allocation of intangibles, of which approximately $2,321 is expected to be deductible for tax purposes.

The Company incurred approximately $435 of acquisition related transaction costs in conjunction with the Gander Group Acquisition.

Pro forma disclosure for the Gander Group Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the six months ended June 30, 2024, as if the Gander Group Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

June 30, 2024
Sales	$60,431

Net income	$877

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

G.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Inventory purchases	$7,514	$6,363
Accrued expenses	1,999	2,556
	$9,513	$8,919

H.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of June 30, 2025 and December 31, 2024, the Company had deposits totaling $9,000 and $6,000, respectively.

I.	INSTALLMENT PAYMENT LIABILITIES:

The installment payment liabilities incurred in connection with certain of the Company’s asset acquisitions were initially measured at fair value on the date of acquisition by discounting the contractually agreed upon payments using the Bloomberg B+ corporate yield curve as of the valuation date, applying rates commensurate with the term to payment. The credit rating was determined utilizing Bloomberg’s default risk function for the Company as of the respective acquisition valuation dates. The installment payment amounts and payment dates were based on the purchase agreements and the discount rates utilized at the date of the Company’s asset acquisition.

A reconciliation of the installment payment liabilities is included below:

Balance as of December 31, 2024	$790
Interest accretion	23
Payments made	(230)
Balance as of June 30, 2025	$583

Current portion of installment payment liabilities	$158
Long-term installment payment liabilities	$425

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

J.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue generated per major product category	2025	2024	2025	2024
Promotional products - dropshipping	$11,953	$8,128	$21,138	$16,538
Promotional products – bulk dropshipping	3,584	3,123	9,915	8,889
Promotional products – Company owned inventory	4,296	3,605	7,190	6,204
Casino continuity program	10,197	—	17,565	—
Promotional products – third-party distributor	2,102	1,402	4,697	3,076
Rewards program	365	254	590	540
Additional services	80	181	176	273
	$32,577	$16,693	$61,271	$35,520

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	June 30, 2025	June 30, 2024
Balance at January 1,	$4,423	$1,116
Revenue recognized	(4,920)	(1,042)
Amounts collected or invoiced	5,314	780
Unearned revenue	$4,817	$854

For the six months ended June 30, 2025 and 2024, the Company recognized $428 thousand and $1,044 thousand associated with unearned revenue balances outstanding at December 31, 2024 and 2023, respectively.

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

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. This lease terminated on May 31, 2025.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The Company recorded an initial right-of-use asset and lease liability of $184 thousand. The associated lease right-of-use asset and lease liability is $38 thousand as of June 30, 2025, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The Company recorded an initial right-of-use asset of $849 thousand and lease liability of $834 thousand. The associated right-of-use asset and lease liability is $516 thousand and $511 thousand, respectively, as of June 30, 2025, based on the present value of payments and an incremental borrowing rate of 4.0%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

On March 9, 2021, Bangarang Enterprises, the former owner of the Gander Group, entered into a lease for a 9,000 square foot office space in Irvine, CA. The lease commenced on April 1, 2021 with a term of 48 months from the commencement date. The lease terminated on October 31, 2024.

On November 26, 2024, the Company entered into a lease for a 6,500 square foot office space in Irvine, CA. The lease commenced on January 1, 2025 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 4% increase per year. The Company recorded an initial right-of-use asset and lease liability of $548 thousand. The associated right-of-use asset and lease liability is $465 thousand and $497 thousand, respectively, as of June 30, 2025, based on the present value of payments and an incremental borrowing rate of 6.7%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The new lease term commenced on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property. The Company recorded an initial right-of-use asset of $1.3 million and lease liability of $1.5 million. The associated right-of-use asset and lease liability is $1,264 thousand and $1,516 thousand, respectively, as of June 30, 2025, based on the present value of payments and an incremental borrowing rate of 6.5%.

The Company rents other office space on terms of 12 months or less or on a month-to-month basis which are not included in the analysis above.

Operating lease expenses were approximately $194 thousand and $154 thousand for the three months ended June 30, 2025 and 2024, respectively, and $395 thousand and $326 thousand for the six months ended June 30, 2025 and 2024, respectively, and were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The following schedule represents maturities of operating lease liabilities as of June 30, 2025:

Operating Minimum Lease Payments
Remainder of 2025	$375
2026	702
2027	679
2028	335
2029	276
Thereafter	693
Total	3,060
Less amount representing interest	(519)
Present value of payments	$2,541

The following schedule sets forth supplemental cash flow information related to operating leases for the three and six months ended June 30, 2025 and 2024 :

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other information
Operating cash flows from operating lease	$217	$132	$333	$256

The aggregate weighted average remaining lease term was 5.2 years and 2.7 years as of June 30, 2025 and December 31, 2024. The aggregate weighted average discount rate was 5.9% and 3.7% as of June 30, 2025 and December 31, 2024.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

L.	STOCKHOLDERS’ EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock, of which 18,546,461 and 18,598,574 shares were issued and outstanding at June 30, 2025 and December 31, 2024, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the board of directors.

Warrants

On November 12, 2021, in connection with the Company’s Initial Public Offering (“IPO”) the Company issued 4,987,951 publicly-traded warrants (“IPO Warrants”) at an exercise price of $5.1875 per unit, equal to 125% of the IPO Price. These warrants were immediately exercisable. Due to the subsequent private placement (see below), the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021.In conjunction with the Company’s IPO, the Company issued warrants to the underwriters of the IPO which entitled the holders to purchase up to 149,639 shares of common stock. These warrants were exercisable beginning six months after the date of the IPO at an exercise price of $5.1875 per unit.

On December 10, 2021, in connection with the completion of a private placement (“PIPE”) for shares of the Company’s common stock, the Company issued 5,464,903 warrants (“PIPE Warrants”) at an exercise price of $4.97 per share. In conjunction with the Company’s PIPE offering, the Company issued warrants to the placement agent for the PIPE which entitled the holders to purchase up to 131,158 shares of common stock at an exercise price of $4.97 per share. These warrants were exercisable beginning six months from the date of the PIPE with a five-year expiration term.

As of June 30, 2025, IPO warrants totaling 659,456 have been exercised.

As of June 30, 2025 and December 31, 2024, there have been no exercises of the PIPE Warrants and there were 5,596,061 PIPE Warrants remaining outstanding.

The following table reflects all outstanding and exercisable warrants at June 30, 2025 and December 31, 2024:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	10,074,195	$4.91	3.0	$—
Outstanding at June 30, 2025	10,074,195	$4.91	2.5	$—

Stock Repurchase Program

On February 21, 2022, the board of directors of the Company authorized a repurchase of up to $10 million of the Company’s shares from time to pursuant to a stock repurchase program. Under the terms of the repurchase program, the Company may repurchase shares through open market or negotiated private transactions. The timing and extent of any purchases depend upon ongoing assessments of the Company’s capital needs, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management, and are subject to the restrictions relating to volume, price and timing under applicable laws, including but not limited to, Rule 10b-18 promulgated under the Exchange Act. On June 30, 2025, the Company adopted broker repurchase instructions pursuant to Rule 10b-18 and Rule 10b5-1 promulgated pursuant to the Exchange Act. Each of the above broker repurchase instructions was adopted in accordance with the restrictions that would apply to the Company if it were subject to the Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (the “Insider Trading Policy”), which generally permits insider purchases of the Company’s stock during the period beginning on the second business day following the day of public release of the Company’s quarterly or annual earnings and ending on the last day of the then-current quarter; repurchases pursuant to a plan that meets the requirements of Rule 10b5-1; or that meet certain other requirements.

The Company did not repurchase any shares during the three and six months ended June 30, 2024 or the three months ended March 31, 2025.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table provides information about stock repurchases during the period April 1, 2025 to June 30, 2025. There were no shares of common stock repurchased for the three months ending March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2025 - April 30, 2025	—	$—	—	$6,617,594
May 1, 2025 - May 31, 2025	30,949	$1.21	1,846,115	$6,575,864
June 1, 2025 - June 30, 2025	79,344	$1.37	1,925,459	$6,471,760

M.	STOCK-BASED COMPENSATION:

In November 2021, the board of directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of June 30, 2025, the number of shares of common stock available for issuance under the 2021 Plan is 983,905 shares of common stock.

Stock-based compensation expense included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$2	$17	$10	$17
Restricted stock	29	3	30	153
	$31	$20	$40	170

All stock-based compensation expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility is based on historical volatility from a representative sample of publicly traded companies. The expected term represents the period of time that the options are expected to be outstanding. The risk-free interest rate is estimated using the rate of return on U.S. Treasury Notes with a life that approximates the expected life of the option. Stock-based compensation is based on awards that are ultimately expected to vest.

Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; those options generally vest based on four years of continuous service and have 10-year contractual terms.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A summary of option activity under the 2021 Plan as of and for the six months ended June 30, 2025 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,376,333	$4.03	$—
Granted	45,000	1.34	—
Forfeited or expired and other adjustments	(17,167)	3.72	—
Outstanding at June 30, 2025	1,404,166	$3.91	$16
Vested and exercisable at June 30, 2025	1,261,167	$4.02	$7

The weighted-average remaining contractual term for the options outstanding and exercisable is approximately 6.6 years and 6.5 years, respectively, as of June 30, 2025.

Restricted Stock

Restricted stock consists of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (PSUs). RSUs granted under the 2021 Plan generally vest over 3 to 4 years, based on continued employment, and are settled upon vesting with shares of the Company’s common stock on a one-for-one basis. PSUs granted under the 2021 Plan are issued and vest immediately as various performance goals and targets are achieved.

A summary of restricted stock activity under the 2021 Plan as of and for the six months ended June 30, 2025 is presented below:

Restricted Stock	Time-Based RSUs
Outstanding at December 31, 2024	4,000
Granted	48,347
Vested	(24,000)
Forfeited	—
Outstanding at June 30, 2025	28,347

N.	INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share, except that diluted net income (loss) per share includes the assumed exercise of dilutive warrants and stock options, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds received from the exercise of stock options and warrants would be used to purchase the Company’s common stock at the average market price during the period.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following tables set forth the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Basic net income per common share:
Numerator:
Net income	$643	$250
Denominator:
Weighted average number of shares of common stock outstanding	18,592,339	18,600,373
Basic net income per common share	$0.03	$0.01

Diluted net income per common share:
Numerator:
Net income	$643	$250
Denominator:
Number of shares used in basic computation	18,592,339	18,600,373
Add: effect of dilutive securities
Warrants	—	—
Stock options	4,487	3,059
Weighted average number of shares of common stock outstanding used to calculate diluted income per share	18,596,826	18,603,432
Diluted net income per common share	$0.03	$0.01

For the three and six months ended June 30, 2024, as a result of the net losses in these periods, all warrants and stock options have been excluded from the calculation of diluted net income (loss) per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

The following table summarizes the outstanding shares of potentially dilutive securities per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Three and Six Months Ended June 30, 2024
Warrants	10,074,195	10,074,195	10,074,195
Stock options	1,256,680	1,258,108	1,379,167
	11,330,875	11,332,303	11,453,362

O.	SEGMENTS:

There is no expense or asset information that is supplemental to information disclosed within the unaudited condensed consolidated financial statements that is regularly provided to the CODM to monitor and evaluate segment performance.

The Company’s segments are Stran & Company, Inc. (“Stran”) and Stran Loyalty Solutions, LLC (“SLS”). Our reportable segments are described below.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The SLS segment’s business is focused on the casino, gaming, and entertainment industries as an extension of the Company’s newly formed Casino Continuity and Loyalty group. The group specializes in creating high-quality, branded merchandise for casinos, sourced through various third-party manufacturers, focusing on promotional products that enhance customer loyalty and engagement. It partners with nationally recognized brands to create high-quality, custom products that resonate with casino patrons, helping casinos drive redemption rates and return on investment through tailored merchandise and marketing solutions to build recurring revenues for SLS customers and the segment itself.

The accounting policies of our reportable segments are the same as those described in the “Organization and Summary of Significant Accounting Policies” in the notes to the unaudited condensed consolidated financial statements for the Company.

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

As of June 30, 2025 Stran and SLS had total assets of $48,905 and $12,377, respectively. As of December 31, 2024, Stran and SLS had total assets of $45,206 and $9,944, respectively. The entire goodwill balance of $2,321 as of June 30, 2025 and December 31, 2024, was allocated to the SLS segment.

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

The table below presents information about reported segments for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Stran	SLS	Total	Stran	SLS	Total
Sales	$21,765	$10,812	$32,577	$16,693	$—	$16,693
Gross profit	7,594	2,275	9,869	5,467	—	5,467
Operating income (loss)	166	229	395	(1,108)	—	(1,108)

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Stran	SLS	Total	Stran	SLS	Total
Sales	$42,700	$18,571	$61,271	$35,520	$—	$35,520
Gross profit	14,385	3,966	18,351	11,080	—	11,080
Operating income (loss)	93	(233)	(140)	(1,777)	—	(1,777)

The segment SLS was not a part of the Company until the segment was acquired and all of its business operations were incorporated within the Company’s newly created subsidiary in August 2024. The Stran segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition. Significant segment expenses for the Stran segment during the three and six months ended June 30, 2024 are consistent with those presented on the unaudited condensed consolidated statements of operations.

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

The accounts receivable balance from all sources on the Company’s consolidated balance sheets as of June 30, 2025 was $22,465, net of $1,151 (inclusive of $427 for related party receivables) of allowances. The following table provides a roll-forward of the allowance for credit losses for the six months ended June 30, 2025 and 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	June 30, 2025	June 30, 2024
Balance of allowance for credit losses, beginning of period	$(791)	$(317)
Current period change	238	167
Current period change for expected credit losses	(598)	(288)
Balance of allowance for credit losses, end of period	$(1,151)	$(438)

Q.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	June 30, 2025	December 31, 2024
Innovative Genetics, Inc.	Alejandro Tani, former member of board of directors, the former chairman of the Company’s Nominating and Corporate Governance Committee, and a former member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade name and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$402	$573

Amounts due and paid to related party

Transactions with Engage & Excel Enterprises Inc.

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). Engage & Excel provides certain merger and acquisition, management and recruitment consulting services to the Company. The Company has paid Engage & Excel approximately $5 as of June 30, 2025 and $26 as of December 31, 2024.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three and six months ended June 30, 2025, program clients accounted for 80.2% and 81.8% of total revenue, respectively. For the three and six months ended June 30, 2024, program clients accounted for 81.3% and 82.7% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Since February 2025 and as of the date of this report, the United States has implemented and then amended additional tariffs on goods imported from other countries a number of times, particularly with respect to tariffs on imports from China. As of July 31, 2025, the United States had announced that the previously-imposed additional tariffs of up to 145% on most goods imported from China would remain reduced at a combined rate of 30% for a 90 day period effective May 14, 2025. Unless further action is taken, these tariffs are scheduled to increase to a combined rate of 54% effective August 13, 2025. In addition, previously-imposed tariffs on certain low-value items imported from China are unchanged at either a temporary 90-day rate of 54%, and, unless further action is taken, are scheduled to revert to 120% effective August 13, 2025, or an alternative $100 flat rate. In addition, duty-free de minimis treatment for all other countries is scheduled to end effective August 29, 2025. Reciprocal tariff rates on most goods imported from other countries range from 10% to 41%. We have historically imported many of the goods or components used in our promotional products business from China in particular and to some extent from other countries. As a result, we have had to increase prices for certain products, and may be required to raise those prices further, which may result in the loss of customers. We have also attempted to shift away from Chinese suppliers in particular, and other foreign suppliers in general, and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, in an effort to reduce the effect of tariff increases on our product prices. However, due to the limited availability of competitive pricing from suppliers whose goods are not currently subject to tariffs or that are subject to relatively lower tariffs, and the possibility that some of the current or planned additional U.S. tariffs may increase, decrease, or become subject to exceptions or suspensions, with little or no prior notice, our ability to cost-effectively mitigate some of the effects of current and future scheduled U.S. tariffs may be significantly limited. These trends and uncertainties may result in additional costs and disruption to our operations, which may have a significant negative effect on the Company’s sales and gross margins in future periods. As a result, investors should not assume that any trends reflected in our past results, including those that may be indicated below for the three and six months ended June 30, 2025 and 2024, respectively, may be expected to continue to occur in future periods.

Our sales for the three months ended June 30, 2025 increased 95.2% compared to sales for the three months ended June 30, 2024, and increased 72.5% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 which we believe was due to higher spending from existing clients as well as business from new customers. We also benefited from the acquisition of substantially all of the assets (the “Gander Group Assets”) of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Gander Group”), in August 2024.

As of June 30, 2025, we had approximately $61.2 million of total assets with approximately $31.8 million of total stockholders’ equity.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024 both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2025		2024
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$32,577	100.0%	$16,693	100.0%
Sales – related parties	—	—%	—	—%
Total sales	32,577	100.0%	16,693	100.0%

COST OF SALES:
Cost of sales	22,708	69.7%	11,226	67.2%
Cost of sales - related parties	—	—%	—	—%
Total cost of sales	22,708	69.7%	11,226	67.2%

GROSS PROFIT	9,869	30.3%	5,467	32.8%

OPERATING EXPENSES:
General and administrative expenses	9,474	29.1%	6,575	39.4%
Total operating expenses	9,474	29.1%	6,575	39.4%

INCOME (LOSS) FROM OPERATIONS	395	1.2%	(1,108)	(6.6)%

OTHER INCOME:
Other income	285	0.9%	1	—%
Interest income	77	0.2%	82	0.5%
Realized gain on investments	—	—%	3	—%
Total other income	362	1.1%	86	0.5%

INCOME (LOSS) BEFORE INCOME TAXES	757	2.3%	(1,022)	(6.1)%

Provision for income taxes	114	0.3%	3	—%

NET INCOME (LOSS)	$643	2.0%	$(1,025)	(6.1)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$21,765	66.8%	$16,693	100%	$5,072	30.4%
SLS	10,812	33.2%	—	—%	10,812	100.0%
Total sales	$32,577	100.0%	$16,693	100%	$15,884	95.2%

Our total sales increased 95.2% to approximately $32.6 million for the three months ended June 30, 2025, from approximately $16.7 million for the three months ended June 30, 2024. Sales by our Stran segment increased to approximately $21.8 million for the three months ended June 30, 2025 from approximately $16.7 million for the three months ended June 30, 2024. Sales by our SLS segment (which consists of the former Gander Group business) increased to approximately $10.8 million for the three months ended June 30, 2025 from $0 for the three months ended June 30, 2024. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was due to the acquisition of the Gander Group Assets in August 2024.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$14,171	62.4%	$11,226	100.0%	$2,945	26.2%
SLS	8,537	37.6%	—	—%	8,537	100.0%
Total cost of sales	$22,708	100.0%	$11,226	100.0%	$11,482	102.3%

Our total cost of sales increased 102.3% to approximately $22.7 million for the three months ended June 30, 2025, from approximately $11.2 million for the three months ended June 30, 2024. As a percentage of sales, total cost of sales increased to 69.7% for the three months ended June 30, 2025 from 67.2% for the three months ended June 30, 2024. Cost of sales by our Stran segment increased to approximately $14.2 million for the three months ended June 30, 2025 from approximately $11.2 million for the three months ended June 30, 2024. Cost of sales by our SLS segment increased to approximately $8.5 million for the three months ended June 30, 2025 from $0 for the three months ended June 30, 2024. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 95.2% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$7,594	76.9%	$5,467	100.0%	$2,127	38.9%
SLS	2,275	23.1%	—	—%	2,275	100.0%
Total gross profit	$9,869	100.0%	$5,467	100.0%	$4,402	80.5%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 80.5% to approximately $9.9 million, or 30.3% of sales, for the three months ended June 30, 2025, from approximately $5.5 million, or 32.8% of sales, for the three months ended June 30, 2024. Gross profit of our Stran segment increased to approximately $7.6 million for the three months ended June 30, 2025 from approximately $5.5 million for the three months ended June 30, 2024. Gross profit of our SLS segment increased to approximately $2.3 million for the three months ended June 30, 2025 from $0 for the three months ended June 30, 2024. The increase in the dollar amount of total gross profit was primarily due to the acquisition of the Gander Group Assets in August 2024. For the Stran segment, the increase in the dollar amount of gross profit was due to an increase in sales of approximately $5.1 million for the reasons described above, which was partially offset by an increase of cost of sales of approximately $2.9 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was due to the acquisition of the Gander Group Assets in August 2024.

Gross profit margin is defined as gross profit as a percentage of sales. The decrease in total gross profit margin to 30.3% for the three months ended June 30, 2025 from 32.8% for the three months ended June 30, 2024 was primarily due to the acquisition of the Gander Group Assets in August 2024, which operates at a lower gross margin than the Stran segment. The gross profit margin for the Stran segment increased to 34.9% for the three months ended June 30, 2025 from 32.8% for the three months ended June 30, 2024. The gross profit margin for the SLS segment was 21.0% for the three months ended June 30, 2025.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$7,421	78.4%	$6,575	100.0%	$846	12.9%
SLS	2,053	21.6%	—	—%	2,053	100.0%
Total operating expenses	$9,474	100.0%	$6,575	100.0%	$2,899	44.1%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 44.1% to approximately $9.5 million for the three months ended June 30, 2025, from approximately $6.6 million for the three months ended June 30, 2024. Operating expenses of our Stran segment increased to approximately $7.4 million for the three months ended June 30, 2025 from approximately $6.6 million for the three months ended June 30, 2024. Operating expenses of our SLS segment increased to approximately $2.1 million for the three months ended June 30, 2025 from $0 for the three months ended June 30, 2024. As a percentage of sales, operating expenses decreased to 29.1% for the three months ended June 30, 2025, from 39.4% for the three months ended June 30, 2024. As a percentage of sales, operating expenses of our Stran segment decreased to 34.1% for the three months ended June 30, 2025 from 39.4% for the three months ended June 30, 2024. As a percentage of sales, operating expenses of our SLS segment were 19.0% for the three months ended June 30, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to variable costs incurred due to our higher sales and expenses related to Stran’s NetSuite enterprise resource planning system implementation, and legal and accounting expenses. For the SLS segment, the increase in the dollar amount of operating expenses was due to the acquisition of the Gander Group Assets in 2024.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income was approximately $285 thousand for the three months ended June 30, 2025, compared to approximately $1 thousand for the three months ended June 30, 2024. This change was primarily related to cost recoveries from prior periods for estimated shipping charges. Our interest income was approximately $77 thousand for the three months ended June 30, 2025, compared to approximately $82 thousand for the three months ended June 30, 2024. This change was primarily due to lower interest earned as a result of lower investments compared to the same period in the prior year. Our realized gain on investments was $0 for the three months ended June 30, 2025, compared to approximately $3 thousand for the three months ended June 30, 2024. The decrease in investments reflects our utilization of cash to support the Company’s operating activities.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax expense for the three months ended June 30, 2025 was approximately $114 thousand compared to income tax expense of approximately $3 thousand for the three months ended June 30, 2024. Income tax expense for the three months ended June 30, 2025 accounted for 15.1% of income before income taxes of approximately $0.8 million. Income tax expense for the three months ended June 30, 2024 accounted for 0.3% of loss before income taxes of approximately $1.0 million. As of June 30, 2025 and 2024, the Company recorded an income tax provision comprised of state income taxes and a valuation allowance against its net deferred tax assets. The Company recorded a full valuation allowance in 2022, the Company still maintains a cumulative loss.

The change in the effective tax rate from the comparison of 2025 and 2024 as noted above primarily relates to the Company’s estimated earnings and a partial release of the valuation allowance from period to period. The Company recorded a full valuation allowance associated with its cumulative losses.

Net Income (Loss)

Our net income for the three months ended June 30, 2025 was approximately $0.6 million, compared to net loss of approximately $(1.0) million for the three months ended June 30, 2024. This change was primarily due to an increase in gross profit, partially offset by an increase in operating expenses, for the reasons described above.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and 2024 both in dollars and as a percentage of our sales.

	Six Months Ended June 30,
	2025		2024
SALES	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
Sales	$61,271	100.0%	$35,474	99.9%
Sales – related parties	—	—%	46	0.1%
Total sales	61,271	100.0%	35,520	100.0%

COST OF SALES:
Cost of sales	42,920	70.0%	24,405	68.7%
Cost of sales - related parties	—	—%	35	0.1%
Total cost of sales	42,920	70.0%	24,440	68.8%

GROSS PROFIT	18,351	30.0%	11,080	31.2%

OPERATING EXPENSES:
General and administrative expenses	18,491	30.2%	12,857	36.2%
Total operating expenses	18,491	30.2%	12,857	36.2%

LOSS FROM OPERATIONS	(140)	(0.2)%	(1,777)	(5.0)%

OTHER INCOME:
Other (expense) income	280	0.5%	16	—%
Interest income	119	0.2%	175	0.5%
Realized gain on investments	67	0.1%	73	0.2%
Total other income	466	0.8%	264	0.7%

INCOME (LOSS) BEFORE INCOME TAXES	326	0.5%	(1,513)	(4.3)%

Provision for income taxes	76	—%	3	—%

NET INCOME (LOSS)	$250	0.4%	$(1,516)	(4.3)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$42,700	69.7%	$35,520	100.0%	$7,180	20.2%
SLS	18,571	30.3%	—	—%	18,571	100.0%
Total sales	$61,271	100.0%	$35,520	100.0%	$25,751	72.5%

Our total sales increased 72.5% to approximately $61.3 million for the six months ended June 30, 2025, from approximately $35.5 million for the six months ended June 30, 2024. Sales by our Stran segment increased to approximately $42.7 million for the six months ended June 30, 2025 from approximately $35.5 million for the six months ended June 30, 2024. Sales by our SLS segment (which consists of the former Gander Group business) increased to approximately $18.6 million for the six months ended June 30, 2025 from $0 for the six months ended June 30, 2024. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was due to the acquisition of the Gander Group Assets in August 2024

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$28,315	66.0%	$24,440	100.0%	$3,875	15.9%
SLS	14,605	34.0%	—	—%	14,605	100.0%
Total cost of sales	$42,920	100.0%	$24,440	100.0%	$18,480	75.6%

Our total cost of sales increased 75.6% to approximately $42.9 million for the six months ended June 30, 2025, from approximately $24.4 million for the six months ended June 30, 2024. As a percentage of sales, total cost of sales increased to 70.0% for the six months ended June 30, 2025 from 68.8% for the six months ended June 30, 2024. Cost of sales by our Stran segment increased to approximately $28.3 million for the six months ended June 30, 2025 from approximately $24.4 million for the six months ended June 30, 2024. Cost of sales by our SLS segment increased to approximately $14.6 million for the six months ended June 30, 2025 from $0 for the six months ended June 30, 2024. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 72.5% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$14,385	78.4%	$11,080	100.0%	$3,305	29.8%
SLS	3,966	21.6%	—	—%	3,966	100.0%
Total gross profit	$18,351	100.0%	$11,080	100.0%	$7,271	65.6%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 65.6% to approximately $18.4 million, or 30.0% of sales, for the six months ended June 30, 2025, from approximately $11.1 million, or 31.2% of sales, for the six months ended June 30, 2024. Gross profit of our Stran segment increased to approximately $14.4 million for the six months ended June 30, 2025 from approximately $11.1 million for the six months ended June 30, 2024. Gross profit of our SLS segment increased to approximately $4.0 million for the six months ended June 30, 2025 from $0 for the six months ended June 30, 2024. The increase in the dollar amount of total gross profit was primarily due to the acquisition of the Gander Group Assets in August 2024. For the Stran segment, the increase in the dollar amount of gross profit of approximately $7.2 million was due to an increase in sales for the reasons described above, which was partially offset by an increase of cost of sales of approximately $3.9 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was due to the acquisition of the Gander Group Assets in August 2024.

Gross profit margin is defined as gross profit as a percentage of sales. The decrease in total gross profit margin to 30.0% for the six months ended June 30, 2025 from 31.2% for the six months ended June 30, 2024 was primarily due to the acquisition of the Gander Group business in August 2024, which operates at a lower gross margin than the Stran segment. The gross profit margin for the Stran segment increased to 33.7% for the six months ended June 30, 2025 from 31.2% for the six months ended June 30, 2024. The gross profit margin for the SLS segment was 21.4% for the six months ended June 30, 2025.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$14,291	77.3%	$12,857	100.0%	$1,434	11.2%
SLS	4,200	22.7%	—	—%	4,200	100.0%
Total operating expenses	$18,491	100.0%	$12,857	100.0%	$5,634	43.8%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 43.8% to approximately $18.5 million for the six months ended June 30, 2025, from approximately $12.9 million for the six months ended June 30, 2024. Operating expenses of our Stran segment increased to approximately $14.3 million for the six months ended June 30, 2025 from approximately $12.9 million for the six months ended June 30, 2024. Operating expenses of our SLS segment increased to approximately $4.2 million for the six months ended June 30, 2025 from $0 for the six months ended June 30, 2024. As a percentage of sales, operating expenses decreased to 30.2% for the six months ended June 30, 2025, from 36.2% for the six months ended June 30, 2024. As a percentage of sales, operating expenses of our Stran segment decreased to 33.5% for the six months ended June 30, 2025 from 36.2% for the six months ended June 30, 2024. As a percentage of sales, operating expenses of our SLS segment were 22.6% for the six months ended June 30, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to variable costs incurred due to our higher sales, expenses related to Stran’s NetSuite enterprise resource planning system implementation, and legal and accounting expenses related to the re-audit of historical financial statements. For the SLS segment, the increase in the dollar amount of operating expenses was due to the acquisition of the Gander Group Assets in 2024.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income was approximately $280 thousand for the six months ended June 30, 2025, compared to approximately $16 thousand for the six months ended June 30, 2024. This change was primarily related to cost recoveries from prior periods for estimated shipping charges. Our interest income was approximately $119 thousand for the six months ended June 30, 2025, compared to approximately $175 thousand for the six months ended June 30, 2024. This change was primarily due to a decrease in interest generated from lower investments compared to the same period in the prior year. Our realized gain on investments was approximately $67 thousand for the six months ended June 30, 2025, remaining relatively constant as compared to approximately $73 thousand for the six months ended June 30, 2024.

Income Tax Provision

Income tax expense for the six months ended June 30, 2025 was approximately $76 thousand compared to income tax expense of approximately $3 thousand for the six months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025 accounted for 23.3% of income before income taxes of approximately $0.3 million. Income tax expense for the six months ended June 30, 2024 accounted for 0.2% of loss before income taxes of approximately $1.5 million. As of June 30, 2025 and 2024, the Company recorded an income tax provision based upon its current estimate of taxable income forecasted for 2025. The Company recorded a full valuation allowance in 2022, the Company still maintains a cumulative loss.

The change in the effective tax rate from the comparison of 2025 and 2024 as noted above primarily relates to the Company’s estimated earnings and a partial release of the valuation allowance from period to period. The Company recorded a full valuation allowance associated with its cumulative losses.

Net Income (Loss)

Our net income for the six months ended June 30, 2025 was approximately $0.3 million, compared to net loss of approximately $(1.5) million for the six months ended June 30, 2024. This change was primarily due to an increase in gross profit, partially offset by an increase in operating expenses, for the reasons described above.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of approximately $13.1 million and investments of approximately $5.0 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended June 30, 2026 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the six months ended June 30, 2025 and 2024 (in thousands).

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$534	$4,167
Net cash provided by investing activities	3,705	408
Net cash used in financing activities	(527)	(760)
Net increase in cash	3,712	3,815
Cash and cash equivalents - beginning	9,358	8,059
Cash and cash equivalents - ending	$13,070	$11,874

Net cash provided by operating activities was approximately $0.5 million for the six months ended June 30, 2025, as compared to net cash provided by operating activities of approximately $4.2 million for the six months ended June 30, 2024. The change was primarily due to an increase in accounts receivable and inventory due to growth in sales, offset by higher earnings, an increase in accounts payable and accrued expenses, and our rewards program liability.

Net cash provided by investing activities was approximately $3.7 million for the six months ended June 30, 2025, as compared to net cash provided by investing activities of approximately $0.4 million for the six months ended June 30, 2024. The change was primarily due to proceeds from the sale of investments.

Net cash used in financing activities was approximately $0.5 million for the six months ended June 30, 2025, as compared to approximately $0.8 million for the six months ended June 30, 2024. The decrease in net cash used in financing activities was primarily due to a decrease in installment payment liabilities of approximately $0.6 million, offset by common stock repurchased during the period of approximately $0.1 million and the payment of contingent earn-out liabilities of approximately $0.1 million.

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

On August 23, 2024, Stran Loyalty Solutions entered into a factoring arrangement to provide accounts receivable financing to Stran Loyalty Solutions. In connection with the factoring arrangement, the Company provided a secured guarantee of Stran Loyalty Solutions’ obligations under the factoring arrangement. In discussions with Salem Five Cents prior to the establishment of the factoring arrangement, Salem Five Cents indicated that it would terminate the Revolving Line of Credit because of a policy which prohibited it from agreeing to subordination of its security interest in the Company’s assets. The factoring arrangement was terminated by the Company effective February 2025.

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

The Revolving Line of Credit had been terminated in 2024.

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

Contractual Obligations

Property Leases

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The Company’s existing lease agreement for its office space expires May 31, 2025. The new lease term commenced on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property.

On November 26, 2024, the Company entered into a lease for a 6,500-square foot office space in Irvine, California. The lease commenced on January 1, 2025 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 4% increase per year.

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2025	$375
2026	702
2027	679
2028	335
2029	276
Thereafter	693
Total future non-cancelable minimum lease payments	$3,060

Lease costs for the three months ended June 30, 2025 and 2024 totaled approximately $0.2 million and $0.2 million, respectively. Lease costs for the six months ended June 30, 2025 and 2024 totaled approximately $0.4 million and $0.3 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of June 30, 2025 and December 31, 2024, the Company had net deposits totaling approximately $0.4 million and $0.4 million, respectively.

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

We believe that the assumptions and estimates associated with the valuation of goodwill and intangible assets, have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A.19 to our unaudited condensed consolidated financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the three months ended June 30, 2025 as follows:

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ending December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the period April 1, 2025 to June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2025 - April 30, 2025	—	$—	—	$6,617,594
May 1, 2025 - May 31, 2025	30,949	$1.21	1,846,115	$6,575,864
June 1, 2025 - June 30, 2025	79,344	$1.37	1,925,459	$6,471,760

On February 21, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 promulgated under the Exchange Act (“Rule 10b-18”). On May 20, 2022, the Company adopted broker repurchase instructions pursuant to Rule 10b-18, which terminated on May 20, 2023. On June 2, 2023, the Company adopted broker repurchase instructions pursuant to Rule 10b-18, which terminated on June 2, 2024. On May 15, 2025, the Company adopted broker repurchase instructions pursuant to Rule 10b-18, which will terminate on May 15, 2026. On June 30, 2025, the Company adopted broker repurchase instructions pursuant to Rule 10b-18 and Rule 10b5-1 promulgated pursuant to the Exchange Act (“Rule 10b5-1”). Each of the above broker repurchase instructions was adopted in accordance with the restrictions that would apply to the Company if it were subject to the Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (the “Insider Trading Policy”), which generally permits insider purchases of the Company’s stock during the period beginning on the second business day following the day of public release of the Company’s quarterly or annual earnings and ending on the last day of the then-current quarter; repurchases pursuant to a plan that meets the requirements of Rule 10b5-1; or that meet certain other requirements. A copy of the Insider Trading Policy was filed by the Company with the SEC on April 14, 2025 as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2025 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
10.1*	Director Separation and Indemnification Agreement, dated as of June 16, 2025, between Stran & Company, Inc. and Ashley L. Marshall
10.2*	Director Separation and Indemnification Agreement, dated as of June 16, 2025, between Stran & Company, Inc. and Alejandro Tani
10.3*	Director Separation and Indemnification Agreement, dated as of June 17, 2025, between Stran & Company, Inc. and Travis McCourt
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2025	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)