Form 10-Q
period 2025-09-30
Stran & Company, Inc.
filed 2025-11-12
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 11, 2025, there were a total of 18,288,158 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,697	$9,358
Investments	5,058	8,856
Accounts receivable, net	16,626	18,092
Accounts receivable - related parties, net	402	573
Inventory	7,740	5,389
Prepaid corporate taxes	63	28
Prepaid expenses	2,163	2,308
Deposits	580	423
Other current assets	2	455
Total current assets	39,331	45,482

Property and equipment, net	1,952	1,701

OTHER ASSETS:
Intangible assets - customer lists, net	3,812	4,170
Intangible assets - trade name	654	654
Goodwill	2,321	2,321
Other assets	—	23
Right of use assets	2,192	797
Total other assets	8,979	7,965
Total assets	$50,262	$55,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,462	$8,919
Accrued payroll and related	1,605	1,513
Unearned revenue	4,159	4,423
Rewards program liability	2,951	6,000
Sales tax payable	251	353
Current portion of contingent earn-out liabilities	105	256
Current portion of installment payment liabilities	170	365
Current portion of lease liabilities	615	366
Total current liabilities	17,318	22,195

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	455	455
Long-term installment payment liabilities	400	425
Long-term lease liabilities	1,861	432
Other liabilities	32	—
Total long-term liabilities	2,748	1,312
Total liabilities	20,066	23,507

Commitments and contingencies (Note K)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,288,158 and 18,598,574 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	37,902	38,391
Accumulated deficit	(7,732)	(6,742)
Accumulated other comprehensive income (loss)	24	(10)
Total stockholders’ equity	30,196	31,641
Total liabilities and stockholders’ equity	$50,262	$55,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
SALES
Sales	$25,981	$19,730	$87,252	$55,204
Sales – related parties	—	414	—	460
Total sales	25,981	20,144	87,252	55,664

COST OF SALES:
Cost of sales	18,909	13,873	61,829	38,278
Cost of sales - related parties	—	319	—	354
Total cost of sales	18,909	14,192	61,829	38,632

GROSS PROFIT	7,072	5,952	25,423	17,032

OPERATING EXPENSES:
General and administrative expenses	8,854	8,136	27,345	20,993
Total operating expenses	8,854	8,136	27,345	20,993

LOSS FROM OPERATIONS	(1,782)	(2,184)	(1,922)	(3,961)

OTHER INCOME:
Other income (expense)	304	(22)	584	(6)
Interest income	87	64	206	239
Realized gain on investments	79	103	146	176
Total other income	470	145	936	409

LOSS BEFORE INCOME TAXES	(1,312)	(2,039)	(986)	(3,552)

(Benefit from) provision for income taxes	(72)	(1)	4	2

NET LOSS	$(1,240)	$(2,038)	$(990)	$(3,554)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.07)	$(0.11)	$(0.05)	$(0.19)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	18,384,904	18,589,086	18,526,004	18,584,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,240)	$(2,038)	$(990)	$(3,554)

Other comprehensive income (loss):
Unrealized gain (loss) on investment, net of tax	(14)	53	34	34
Total other comprehensive income (loss)	(14)	53	34	34

Comprehensive loss	$(1,254)	$(1,985)	$(956)	$(3,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2025	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	$31,641
Stock-based compensation	—	—	9,833	—	9	—	—	9
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(393)	(393)
Balance, March 31, 2025	—	$—	18,608,407	$2	$38,400	$5	$(7,135)	$31,272
Issuance of restricted stock awards	—	—	48,347	—	—	—	—	—
Stock-based compensation	—	—	—	—	31	—	—	31
Repurchase and retirement of ordinary shares	—	—	(110,293)	—	(146)	—	—	(146)
Other comprehensive income	—	—	—	—	—	33	—	33
Net income	—	—	—	—	—	—	643	643
Balance, June 30, 2025	—	$—	18,546,461	$2	$38,285	$38	$(6,492)	$31,833
Stock-based compensation	—	—	—	—	25	—	—	25
Issuance of restricted stock awards	—	—	8,904	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(14)	—	(14)
Repurchase and retirement of ordinary shares	—	—	(267,207)	—	(408)	—	—	(408)
Net loss	—	—	—	—	—	—	(1,240)	(1,240)
Balance, September 30, 2025	—	$—	18,288,158	$2	$37,902	24	$(7,732)	$30,196

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	50,086	—	150	—	—	150
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(491)	(491)
Balance, March 31, 2024	—	$—	18,589,086	$2	$38,413	$(80)	$(3,093)	$35,242
Stock-based compensation	—	—	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(1,025)	(1,025)
Balance, June 30, 2024	—	$—	18,589,086	$2	$38,433	$(32)	$(4,118)	$34,285
Stock-based compensation	—	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	—	53	—	53
Net loss	—	—	—	—	—	—	(2,038)	(2,038)
Balance, September 30, 2024	—	$—	18,589,086	$2	$38,436	$21	$(6,156)	$32,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands)

(unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(990)	$(3,554)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	808	574
Noncash operating lease expense	682	406
Provision for credit losses	536	100
Noncash interest accretion	35	84
Stock-based compensation	65	173

Changes in operating assets and liabilities:
Accounts receivable, net	931	4,092
Accounts receivable – related parties, net	172	(239)
Inventory	(2,352)	954
Prepaid corporate taxes	(34)	28
Prepaid expenses	146	574
Deposits	(157)	1,139
Other assets	507	(63)
Accounts payable and accrued expenses	(1,460)	(2,888)
Accrued payroll and related	92	(1,267)
Unearned revenue	(264)	(262)
Rewards program liability	(3,049)	2,125
Sales tax payable	(103)	(158)
Operating lease liabilities	(399)	(391)
Net cash (used in) provided by operating activities	(4,834)	1,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(1,469)
Additions to property and equipment	(700)	(508)
Proceeds from sale of investments	9,043	9,161
Purchase of investments	(5,210)	(5,668)
Net cash provided by investing activities	3,133	1,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(151)	(68)
Payment of installment payment liabilities	(255)	(798)
Payment of notes payable	—	(100)
Payment for stock repurchase	(554)	—
Net cash used in financing activities	(960)	(966)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,661)	1,977

CASH AND CASH EQUIVALENTS - BEGINNING	9,358	8,059
CASH AND CASH EQUIVALENTS - ENDING	$6,697	$10,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(CONTINUED)

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2025	2024
Cash paid during the period for:
Interest	$24	$83
Income taxes	$67	$2

Noncash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$2,077	$—
Assets acquired in Gander Group business acquisition	$—	$8,314
Liabilities assumed in Gander Group business acquisition	$—	$6,845

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

3.	Method of Accounting - The Company’s unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Basis of Presentation - The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2025.

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

As of September 30, 2025 and December 31, 2024, the Company maintained deposits in four banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (“FDIC”).

For the three and nine months ended September 30, 2025, the Company had no major customers to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from one customer amounting to 15% of the total accounts receivable balance as of September 30, 2025.

For the three and nine months ended September 30, 2024, the Company had one major customer to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 0.8% of the total accounts receivable balance.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

10.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable at September 30, 2025 and December 31, 2024, includes allowance for credit losses of $1,162 and $791 (inclusive of $427 and $327 for related party receivables), respectively. Accounts receivable at December 31, 2023 was $17,076 (inclusive of $853 for related party receivables).

	September 30, 2025	December 31, 2024
Trade accounts receivable	$17,361	$18,556
Less: allowance for credit losses on accounts receivable	(735)	(464)
Total accounts receivable, net	$16,626	$18,092
Accounts receivable - related party	$829	$900
Less: allowance for credit losses on accounts receivable - related party	(427)	(327)
Total accounts receivable - related party, net	$402	$573
Total accounts receivable from all sources, net	$17,028	$18,665

The Company evaluates our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and the financial condition of our customers. The Company also considers the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note P, “Credit Losses,” to the unaudited condensed consolidated financial statements included in this report for more information.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. Impairment testing is conducted at the reporting unit level. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Under ASC 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting unit using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value, and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgment. The single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

12.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. As of September 30, 2025 and December 31, 2024, the Company determined it had uncertain tax positions of $0 and $3,141, respectively. During the quarter ended September 30, 2025, the Company reversed its previously recorded uncertain tax positions considering the filing of its tax return for the year ended December 31, 2024. This reversal did not affect the income tax provision or tax balances recognized on the unaudited condensed consolidated balance sheet as there were only offsetting changes in individual temporary differences.

13.	Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes offset by a valuation allowance.

The Company recorded an income tax benefit of approximately $72 and $1 in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2025 and 2024, respectively. The Company recorded an income tax expense of approximately $4 and $2 in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was (5.5%) and (0.1%), respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 0.4% and 0.1% respectively. The change in the effective tax rate from the comparison of similar periods in 2025 versus 2024, as noted above, primarily relates to the Company’s earnings and a partial release of the valuation allowance from period to period. The Company has recognized a full valuation allowance on its gross deferred tax assets less its deferred tax liabilities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the enactment of OBBBA to have a material impact on its consolidated financial statements.

14.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with ASC 718, Compensation - Stock Compensation. This guidance requires all stock-based payments to employees to be recognized in the unaudited condensed consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company has elected to account for forfeitures as they occur. The Company is recognizing compensation costs only for those stock-based awards expected to vest. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

15.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non-employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

16.	Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended September 30, 2025 and 2024, advertising costs amounted to $80 and $148, respectively. For the nine months ended September 30, 2025 and 2024, advertising costs amounted to $324 and $342, respectively.

17.	Segments - In its operation of the business, management, including our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP.

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

18.	Reclassification - Certain prior period statement of cash flow amounts have been reclassified to conform to the Company’s current period presentation. These reclassifications have no impact on the Company’s previously reported cash flows.

19.	Recent Accounting Pronouncements

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

Recent Accounting Pronouncements - Not Yet Adopted:

ASU 2023-09 – Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, which amends the guidance on income tax disclosures. This update aims to improve the transparency and usefulness of income tax disclosures by requiring entities to provide more detailed information about the nature and effects of income tax uncertainties, the components of income tax expense, and the effective tax rate reconciliation. Additionally, the ASU mandates enhanced disclosures about deferred tax assets and liabilities, including the valuation allowance and the impact of tax law changes. The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s statements of operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides all entities with a practical expedient for use in developing reasonable and supportable forecasts as part of estimating expected credit losses, upon which an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The update must be applied prospectively. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

ASU 2025-06 - Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which is intended to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

No other new accounting pronouncements adopted or issued had or are expected to have a material impact on the unaudited condensed consolidated financial statements.

B.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025 and December 31, 2024.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represents Level 3 measurements. There were no transfers between levels within the fair value measurement hierarchy during the quarter ended September 30, 2025. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Assets:
Investments	1	$5,058	$8,856

Liabilities:
Earn-out liabilities	3	$560	$711

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Investments

The Company’s investments consisted of the following as of September 30, 2025:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,774	$—	$1,774
Corporate bonds	1,970	20	1,990
Mutual funds	1,290	4	1,294
	$5,034	$24	$5,058

The Company’s investments consisted of the following as of December 31, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$4,843	$—	$4,843
Corporate bonds	2,958	(6)	2,952
Mutual funds	267	—	267
US Treasury bills	798	(4)	794
	$8,866	$(10)	$8,856

Earn-Out Liabilities

In connection with certain of the Company’s asset acquisitions, certain earn-out liabilities were established which reflect the estimated amounts payable upon the achievement of sales from acquired intangible assets over a period of time following the acquisition. As of September 30, 2025, the Company has earn-out liabilities associated with its purchase of Trend Brand Solutions, T.R. Miller Co., and Premier NYC.

Assumptions used in determining the fair value of the earn-out liabilities include the acquired asset’s projected gross profit, discount rates, remaining time intervals and residual earn-out percentages. The following table summarizes the key unobservable inputs into the models used to estimate the fair value of the earn-out liabilities at September 30, 2025:

Unobservable Inputs	September 30, 2025
Projected annual gross profit	$907 - $4,398
Earnout percentage	40.0% - 45.0%
Expected volatility	25.0%
Risk-free rate	3.6% - 4.2%
Discount rate	5.0% - 5.2%
Required Metric Risk Premium	5.3% - 7.7%
Time period to settlement	0.2 - 2.2 years

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the earn-out liabilities is included below:

Balance as of December 31, 2024	$711
Payments earned and paid	(151)
Balance as of September 30, 2025	$560

Current portion of contingent earn-out liabilities	$105
Long-term contingent earn-out liabilities	$455

C.	INVENTORY:

Inventory consists of the following:

	September 30, 2025	December 31, 2024
Finished goods (branded products)	$7,533	$5,093
Goods in process (un-branded products)	207	296
	$7,740	$5,389

D.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Leasehold improvements	$364	$6
Office furniture and equipment	502	660
Software	3,275	2,967
Transportation equipment	62	62
	4,203	3,695
Accumulated depreciation	(2,251)	(1,994)
	$1,952	$1,701

The Company recorded depreciation expense of $166 and $131 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded depreciation expense of $451 and $302 for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, the Company wrote off fully depreciated assets totaling $192.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

E.	GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the activity in the Company’s goodwill balance:

Balance as of December 31, 2023 (1)	$—
Gander Group Acquisition (see Note F)	2,542
Measurement period adjustment	(221)
Balance as of December 31, 2024	$2,321
Balance as of September 30, 2025	$2,321

(1)	Net of accumulated impairment loss of $1,992 as of December 31, 2023.

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

	Weighted-	As of September 30, 2025			As of December 31, 2024
	Average Remaining Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	7.8 years	$5,175	$(1,363)	$3,812	$5,175	$(1,005)	$4,170
Total intangible assets - customer lists, net		$5,175	$(1,363)	$3,812	$5,175	$(1,005)	$4,170
Trade name	Indefinite	$654	$—	$654	$654	$—	$654
Total intangible assets - trade name		$654	$—	$654	$654	$—	$654

The Company recorded amortization expense of $122 and $100 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense of $358 and $272 for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
Remainder of 2025	$124
2026	488
2027	488
2028	488
2029	488
Thereafter	1,736
Total	$3,812

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Pro forma disclosure for the Gander Group Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the nine months ended September 30, 2024, as if the Gander Group Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

Sales	$85,803

Net loss	$(32)

The following unaudited pro forma financial information reflects the amounts of revenue and net loss of Gander Group included in the consolidated results of operations of the Company for the period from the date of acquisition (August 23, 2024) through September 30, 2024:

Sales	$3,488

Net loss	$(187)

G.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Inventory purchases	$5,427	$6,363
Accrued expenses	2,035	2,556
	$7,462	$8,919

H.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of September 30, 2025 and December 31, 2024, the Company had reward card program liabilities totaling $2,951 and $6,000, respectively.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the installment payment liabilities is included below:

Balance as of December 31, 2024	$790
Interest accretion	35
Payments made	(255)
Balance as of September 30, 2025	$570

Current portion of installment payment liabilities	$170
Long-term installment payment liabilities	$400

J.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue generated per major product category	2025	2024	2025	2024
Promotional products - dropshipping	$9,590	$7,926	$30,728	$24,464
Promotional products – bulk dropshipping	2,170	1,872	12,085	10,761
Promotional products – Company owned inventory	3,401	3,270	10,591	9,474
Casino continuity program	8,336	3,488	25,901	3,488
Redemption code program	—	1,856	—	1,856
Promotional products – third-party distributor	1,862	1,307	6,559	4,383
Rewards program	257	308	847	848
Additional services	365	117	541	390
	$25,981	$20,144	$87,252	$55,664

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	September 30, 2025	September 30, 2024
Balance at January 1,	$4,423	$1,116
Revenue recognized	(7,915)	(1,361)
Amounts collected or invoiced	7,651	3,247
Balance at September 30,	$4,159	$3,002

For the nine months ended September 30, 2025 and 2024, the Company recognized $3,430 thousand and $1,072 thousand associated with unearned revenue balances outstanding at December 31, 2024 and 2023, respectively.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Lease Agreements - Operating Leases

On May 31, 2020, the Company renewed a lease for a 10,500 square foot office space in North Quincy, MA. The lease renewed on June 1, 2020 and is for a term of 60 months from the renewal date. This lease terminated on May 31, 2025.

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The Company recorded an initial right-of-use asset and lease liability of $184 thousand. The associated lease right-of-use asset and lease liability is $22 thousand as of September 30, 2025, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The Company recorded an initial right-of-use asset of $849 thousand and lease liability of $834 thousand. The associated right-of-use asset and lease liability is $474 thousand and $469 thousand, respectively, as of September 30, 2025, based on the present value of payments and an incremental borrowing rate of 4.0%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On March 9, 2021, Bangarang Enterprises, the former owner of the Gander Group, entered into a lease for a 9,000 square foot office space in Irvine, CA. The lease commenced on April 1, 2021 with a term of 48 months from the commencement date. The lease terminated on October 31, 2024.

On November 26, 2024, the Company entered into a lease for a 6,500 square foot office space in Irvine, CA. The lease commenced on January 1, 2025 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 4% increase per year. The Company recorded an initial right-of-use asset and lease liability of $548 thousand. The associated right-of-use asset and lease liability is $421 thousand and $453 thousand, respectively, as of September 30, 2025, based on the present value of payments and an incremental borrowing rate of 6.7%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The new lease term commenced on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property. The Company recorded an initial right-of-use asset of $1.3 million and lease liability of $1.5 million. The associated right-of-use asset and lease liability is $1,229 thousand and $1,477 thousand, respectively, as of September 30, 2025, based on the present value of payments and an incremental borrowing rate of 6.5%.

The Company rents other office space on terms of 12 months or less or on a month-to-month basis which are not included in the analysis above.

Operating lease expenses were approximately $52 thousand and $176 thousand for the three months ended September 30, 2025 and 2024, respectively, and $613 thousand and $502 thousand for the nine months ended September 30, 2025 and 2024, respectively, and were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following schedule represents maturities of operating lease liabilities as of September 30, 2025:

Operating Minimum Lease Payments
Remainder of 2025	$187
2026	702
2027	679
2028	335
2029	276
Thereafter	693
Total	2,872
Less amount representing interest	(396)
Present value of payments	$2,476

The following schedule sets forth supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2025 and 2024 :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other information
Operating cash flows from operating lease	$65	$135	$398	$391

The aggregate weighted average remaining lease term was 4.9 years and 2.7 years as of September 30, 2025 and December 31, 2024. The aggregate weighted average discount rate was 5.9% and 3.7% as of September 30, 2025 and December 31, 2024.

L.	STOCKHOLDERS’ EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock, of which 18,288,158 and 18,598,574 shares were issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the board of directors.

Warrants

On November 12, 2021, in connection with the Company’s Initial Public Offering (“IPO”) the Company issued 4,987,951 publicly-traded warrants (“IPO Warrants”) at an exercise price of $5.1875 per unit, equal to 125% of the IPO Price. These IPO warrants were immediately exercisable with a five-year expiration term from the date of issuance. Due to the subsequent private placement (see below), the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. In conjunction with the Company’s IPO, the Company issued warrants to the underwriters of the IPO which entitled the holders to purchase up to 149,639 shares of common stock. These warrants were exercisable beginning six months after the date of the IPO at an exercise price of $5.1875 per unit with a five-year expiration term.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of September 30, 2025, IPO warrants totaling 659,456 have been exercised.

As of September 30, 2025 and December 31, 2024, there have been no exercises of the PIPE Warrants and there were 5,596,061 PIPE Warrants remaining outstanding.

The following table reflects all outstanding and exercisable warrants at September 30, 2025 and December 31, 2024:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	10,074,195	$4.91	3.00	$—
Outstanding at September 30, 2025	10,074,195	$4.91	2.25	$—

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

The Company did not repurchase any shares during the three and nine months ended September 30, 2024 or the three months ended March 31, 2025.

The following table provides information about stock repurchases during the period April 1, 2025 to September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2025 - April 30, 2025	—	$—	—	$6,617,594
May 1, 2025 - May 31, 2025	30,949	$1.21	1,846,115	$6,575,864
June 1, 2025 - June 30, 2025	79,344	$1.37	1,925,459	$6,471,760
July 1, 2025 - July 31, 2025	76,447	$1.49	2,001,906	$6,357,855
August 1, 2025 - August 31, 2025	171,250	$1.51	2,173,156	$6,098,713
September 1, 2025 - September 30, 2025	19,510	$1.78	2,192,666	$6,063,967

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

M.	STOCK-BASED COMPENSATION:

In November 2021, the board of directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of September 30, 2025, the number of shares of common stock available for issuance under the 2021 Plan is 977,572 shares of common stock.

Stock-based compensation expense included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$7	$3	$17	$19
Restricted stock	18	—	48	154
	$25	$3	$65	$173

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

A summary of option activity under the 2021 Plan as of and for the nine months ended September 30, 2025 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,376,333	$4.03	$—
Granted	55,000	1.34	—
Forfeited or expired and other adjustments	(20,834)	3.63	—
Outstanding at September 30, 2025	1,410,499	$3.89	$40
Vested and exercisable at September 30, 2025	1,326,817	$3.99	$16

The weighted-average remaining contractual term for the options outstanding and exercisable is approximately 6.2 years and 6.2 years, respectively, as of September 30, 2025.

Restricted Stock

Restricted stock consists of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (PSUs). RSUs granted under the 2021 Plan generally vest based on continued services, and are settled upon vesting with shares of the Company’s common stock on a one-for-one basis. PSUs granted under the 2021 Plan are issued and vest immediately as various performance goals and targets are achieved.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A summary of restricted stock activity under the 2021 Plan as of and for the nine months ended September 30, 2025 is presented below:

Restricted Stock	Time-Based RSUs
Outstanding at January 1, 2025	4,000
Granted	57,251
Vested	(33,312)
Forfeited	—
Outstanding at September 30, 2025	27,939

N.	INCOME (LOSS) PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2025:

	For the Three and Nine Months Ended September 30, 2025	For the Three and Nine Months Ended September 30, 2024
Warrants	10,074,195	10,074,195
Stock options	1,410,499	955,334
	11,484,694	11,029,529

For the three and nine months ended September 30, 2025 and 2024, as a result of the net losses in each of these periods, all warrants and stock options have been excluded from the calculation of diluted net loss per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

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

The accounting policies of our reportable segments are the same as those described in Note A, “Organization and Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in this report.

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

As of September 30, 2025 Stran and SLS had total assets of $38,937 and $11,325, respectively. As of December 31, 2024, Stran and SLS had total assets of $45,206 and $9,944, respectively. The entire goodwill balance of $2,321 as of September 30, 2025 and December 31, 2024, was allocated to the SLS segment.

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

The table below presents information about reported segments for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Stran	SLS	Total	Stran	SLS	Total
Sales	$17,643	$8,338	$25,981	$16,656	$3,488	$20,144
Gross profit	5,510	1,562	7,072	5,294	658	5,952
Loss from operations	(1,374)	(408)	(1,782)	(2,025)	(159)	(2,184)

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Stran	SLS	Total	Stran	SLS	Total
Sales	$60,343	$26,909	$87,252	$52,176	$3,488	$55,664
Gross profit	19,895	5,528	25,423	16,374	658	17,032
Loss from operations	(1,281)	(641)	(1,922)	(3,802)	(159)	(3,961)

The segment SLS was not a part of the Company until the segment was acquired and all of its business operations were incorporated within the Company’s newly created subsidiary on August 23, 2024. The Stran segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The accounts receivable balance from all sources on the Company’s consolidated balance sheets as of September 30, 2025 was $17,028, net of $1,162 (inclusive of $427 for related party receivables) of allowances. The following table provides a roll-forward of the allowance for credit losses for the nine months ended September 30, 2025 and 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	September 30, 2025	September 30, 2024
Balance of allowance for credit losses, beginning of year	$(791)	$(317)
Write off charged against the allowance	165	57
Net (increase) decrease in allowance estimate	(536)	(100)
Balance of allowance for credit losses, end of period	$(1,162)	$(360)

Q. RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	September 30, 2025	December 31, 2024
Innovative Genetics, Inc.	Alejandro Tani, former member of board of directors, the former chairman of the Company’s Nominating and Corporate Governance Committee, and a former member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade name and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$402	$573

Amounts due and paid to related parties

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). Engage & Excel provides certain merger and acquisition, management and recruitment consulting services to the Company. The Company has paid Engage & Excel for consulting services provided approximately $26 for the nine month period ending September 30, 2025 and $26 for the year ending December 31, 2024.

During the three months ending September 30, 2025, the Company entered into a stock purchase agreement with Andrew Shape, the Company’s President, Chief Executive Officer and a member of its Board of Directors, to repurchase 100,000 shares of the Company’s common stock at a price of $1.47 per share, for an aggregate purchase price of $147. The repurchase is being effected under, and will count toward, the Company’s previously disclosed stock repurchase program authorized by the board of directors on February 21, 2022, which permits the Company to repurchase up to $10 million of its outstanding common stock (see Note L, “Stockholders’ Equity” to the unaudited condensed consolidated financial statements included in this report).

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three and nine months ended September 30, 2025, program clients accounted for 78% and 80% of total revenue, respectively. For the three and nine months ended September 30, 2024, program clients accounted for 83.2% and 83.6% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Since February 2025 and as of the date of this report, the United States has implemented and repeatedly amended additional country-specific tariffs on goods imported from other countries, with significant changes affecting imports from China. In May 2025, the United States temporarily reduced previously-imposed additional “reciprocal” and fentanyl-related tariffs at a combined rate of 145% on most goods imported from China to a combined rate of 30%, and in August 2025 extended this temporary combined rate on Chinese imports until November 10, 2025. In late October 2025, the U.S. announced that these temporarily reduced additional tariffs would be further reduced to a combined rate of 20%, subject to formal executive orders or other actions. For low-value items of Chinese or Hong Kong origin valued at or below $800 and moving via the international postal stream, duty-free treatment ended May 2, 2025. Since May 14, 2025, such postal shipments have generally been subject to either a 54% ad valorem duty or a $100 per-item postal fee. Separately, the United States eliminated duty-free de minimis treatment for imports from all other countries effective August 29, 2025. In addition, the United States has introduced and adjusted reciprocal tariff rates on imports from numerous trading partners. Since August 7, 2025, additional “reciprocal” tariff rates applicable to most goods from covered countries vary by country between approximately 10% and 41%, with many commonly in the 15%-40% range after later adjustments and exemptions. These additional country-specific tariffs were effected alongside a general increase in separate U.S. tariffs against imports based on product type or sector, as well as, in certain cases, country of origin, in some cases modified by exemptions or other adjustments. In addition, several tariffs (including the reciprocal and fentanyl measures against Chinese imports noted above) are subject to ongoing legal challenges, while collections have continued pending further appeals.

We have historically imported many of the goods or components used in our promotional products business from China in particular and to some extent from other countries. As a result, we have had to increase prices for certain products, and may be required to raise those prices further, which may result in the loss of customers. We have also attempted to shift away from Chinese suppliers in particular, and other foreign suppliers in general, and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, in an effort to reduce the effect of tariff increases on our product prices. However, due to the limited availability of competitive pricing from suppliers whose goods are not currently subject to tariffs or that are subject to relatively lower tariffs, and the possibility that some of the current or planned additional U.S. tariffs may increase, decrease, or become subject to exceptions or suspensions, with little or no prior notice, our ability to cost-effectively mitigate some of the effects of current and future scheduled U.S. tariffs may be significantly limited. These trends and uncertainties may result in additional costs and disruption to our operations, which may have a significant negative effect on the Company’s sales and gross margins in future periods. As a result, investors should not assume that any trends reflected in our past results, including those that may be indicated below for the three and nine months ended September 30, 2025 and 2024, respectively, may be expected to continue to occur in future periods.

Our sales for the three months ended September 30, 2025 increased 29.0% compared to sales for the three months ended September 30, 2024, and increased 56.7% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 which we believe was due to higher spending from existing clients as well as business from new customers. We also benefited from the acquisition of substantially all of the assets (the “Gander Group Assets”) of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Gander Group”), in August 2024.

As of September 30, 2025, we had approximately $50.3 million of total assets with approximately $30.2 million of total stockholders’ equity.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024 both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2025		2024
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$25,981	100.0%	$19,730	97.9%
Sales – related parties	—	—%	414	2.1%
Total sales	25,981	100.0%	20,144	100.0%

COST OF SALES:
Cost of sales	18,909	72.8%	13,873	68.9%
Cost of sales - related parties	—	—%	319	1.6%
Total cost of sales	18,909	72.8%	14,192	70.5%

GROSS PROFIT	7,072	27.2%	5,952	29.5%

OPERATING EXPENSES:
General and administrative expenses	8,854	34.1%	8,136	40.4%
Total operating expenses	8,854	34.1%	8,136	40.4%

LOSS FROM OPERATIONS	(1,782)	(6.9)%	(2,184)	(10.8)%

OTHER INCOME:
Other income (expense)	304	1.2%	(22)	(0.1)%
Interest income	87	0.3%	64	0.3%
Realized gain on investments	79	0.3%	103	0.5%
Total other income	470	1.8%	145	0.7%

LOSS BEFORE INCOME TAXES	(1,312)	(5.0)%	(2,039)	(10.1)%

Benefit from income taxes	(72)	(0.3)%	(1)	—%

NET LOSS	$(1,240)	(4.8)%	$(2,038)	(10.1)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$17,643	67.9%	$16,656	82.7%	$987	5.9%
SLS	8,338	32.1%	3,488	17.3%	4,850	139.0%
Total sales	$25,981	100.0%	$20,144	100.0%	$5,837	29.0%

Our total sales increased 29.0% to approximately $26.0 million for the three months ended September 30, 2025, from approximately $20.1 million for the three months ended September 30, 2024. Sales by our Stran segment increased to approximately $17.6 million for the three months ended September 30, 2025 from approximately $16.7 million for the three months ended September 30, 2024. Sales by our SLS segment (which consists of the former Gander Group business) increased to approximately $8.3 million for the three months ended September 30, 2025 from $3.5 million for the three months ended September 30, 2024. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was due to the acquisition of the Gander Group Assets in August 2024.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$12,133	64.2%	$11,362	80.1%	$771	6.8%
SLS	6,776	35.8%	2,830	19.9%	3,946	139.4%
Total cost of sales	$18,909	100.0%	$14,192	100.0%	$4,717	33.2%

Our total cost of sales increased 33.2% to approximately $18.9 million for the three months ended September 30, 2025, from approximately $14.2 million for the three months ended September 30, 2024. As a percentage of sales, total cost of sales increased to 72.8% for the three months ended September 30, 2025 from 70.5% for the three months ended September 30, 2024. Cost of sales by our Stran segment increased to approximately $12.1 million for the three months ended September 30, 2025 from approximately $11.4 million for the three months ended September 30, 2024. Cost of sales by our SLS segment increased to approximately $6.8 million for the three months ended September 30, 2025 from approximately $2.8 million for the three months ended September 30, 2024. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 29.0% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$5,510	77.9%	$5,294	88.9%	$216	4.1%
SLS	1,562	22.1%	658	11.1%	904	137.4%
Total gross profit	$7,072	100.0%	$5,952	100.0%	$1,120	18.8%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 18.8% to approximately $7.1 million, or 27.2% of sales, for the three months ended September 30, 2025, from approximately $6.0 million, or 29.5% of sales, for the three months ended September 30, 2024. Gross profit of our Stran segment increased to approximately $5.5 million for the three months ended September 30, 2025 from approximately $5.3 million for the three months ended September 30, 2024. Gross profit of our SLS segment increased to approximately $1.6 million for the three months ended September 30, 2025 from approximately $0.7 million for the three months ended September 30, 2024. The increase in the dollar amount of total gross profit was primarily due to the acquisition of the Gander Group Assets in August 2024. For the Stran segment, the increase in the dollar amount of gross profit was due to an increase in sales of approximately $1.0 million for the reasons described above, which was partially offset by an increase of cost of sales of approximately $0.8 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was due to the acquisition of the Gander Group Assets in August 2024.

Gross profit margin is defined as gross profit as a percentage of sales. The decrease in total gross profit margin to 27.2% for the three months ended September 30, 2025 from 29.5% for the three months ended September 30, 2024 was primarily due to the acquisition of the Gander Group Assets in August 2024, which operate at a lower gross margin than the Stran segment. The gross profit margin for the Stran segment decreased to 31.2% for the three months ended September 30, 2025 from 31.8% for the three months ended September 30, 2024. The gross profit margin for the SLS segment decreased to 18.7% for the three months ended September 30, 2025 from 18.9% for the three months ended September 30, 2024.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$6,885	78.4%	$7,319	90.0%	$(434)	(5.9)%
SLS	1,969	21.6%	817	10.0%	1,152	141.0%
Total operating expenses	$8,854	100.0%	$8,136	100.0%	$718	8.8%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 8.8% to approximately $8.9 million for the three months ended September 30, 2025, from approximately $8.1 million for the three months ended September 30, 2024. Operating expenses of our Stran segment decreased to approximately $6.9 million for the three months ended September 30, 2025 from approximately $7.3 million for the three months ended September 30, 2024. Operating expenses of our SLS segment increased to approximately $2.0 million for the three months ended September 30, 2025 from approximately $0.8 million for the three months ended September 30, 2024. As a percentage of sales, operating expenses decreased to 34.1% for the three months ended September 30, 2025, from 40.4% for the three months ended September 30, 2024. As a percentage of sales, operating expenses of our Stran segment decreased to 39.0% for the three months ended September 30, 2025 from 43.9% for the three months ended September 30, 2024. As a percentage of sales, operating expenses of our SLS segment increased to 23.6% for the three months ended September 30, 2025 from 23.4% for the three months ended September 30, 2024. For the Stran segment, the decrease in the dollar amount of operating expenses was primarily due to lower variable costs incurred associated with the timing and payment on commissionable sales, expenses related to Stran’s NetSuite enterprise resource planning system implementation, and legal and accounting expenses related to the re-audit of historical financial statements. For the SLS segment, the increase in the dollar amount of operating expenses was due to the acquisition of the Gander Group Assets in 2024.

Other Income

Other income consists of other income (expense), interest income, and realized gain on investments. Our other income was approximately $304 thousand for the three months ended September 30, 2025, compared to other expense of approximately $22 thousand for the three months ended September 30, 2024. This change was primarily related to the release of a 2023 receivable reserve deemed to no longer be required. Our interest income was approximately $87 thousand for the three months ended September 30, 2025, compared to approximately $64 thousand for the three months ended September 30, 2024. This change was primarily due to higher interest earned resulting from slightly higher average program deposit balances compared to the same period in the prior year. Our realized gain on investments was $79 thousand for the three months ended September 30, 2025, compared to approximately $103 thousand for the three months ended September 30, 2024. The decrease in investments reflects our utilization of cash to support the Company’s operating activities.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax benefit for the three months ended September 30, 2025 was approximately $72 thousand compared to income tax benefit of approximately $1 thousand for the three months ended September 30, 2024. Income tax benefit for the three months ended September 30, 2025 accounted for 5.5% of loss before income taxes of approximately $1.3 million. Income tax benefit for the three months ended September 30, 2024 accounted for 0.1% of loss before income taxes of approximately $2.0 million.

The change in the effective tax rate from the comparison of 2025 and 2024 as noted above primarily relates to our estimated earnings and a partial release of the valuation allowance on our gross deferred tax assets less deferred tax liabilities from period to period.

Net Loss

Our net loss for the three months ended September 30, 2025 was approximately $1.2 million, compared to net loss of approximately $2.0 million for the three months ended September 30, 2024. This change was primarily due to an increase in gross profit, partially offset by an increase in operating expenses, for the reasons described above.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and 2024 both in dollars and as a percentage of our sales.

	Nine Months Ended September 30,
	2025		2024
SALES	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
Sales	$87,252	100.0%	$55,204	99.2%
Sales – related parties	—	—%	460	0.8%
Total sales	87,252	100.0%	55,664	100.0%

COST OF SALES:
Cost of sales	61,829	70.9%	38,278	68.8%
Cost of sales - related parties	—	—%	354	0.6%
Total cost of sales	61,829	70.9%	38,632	69.4%

GROSS PROFIT	25,423	29.1%	17,032	30.6%

OPERATING EXPENSES:
General and administrative expenses	27,345	31.3%	20,993	37.7%
Total operating expenses	27,345	31.3%	20,993	37.7%

LOSS FROM OPERATIONS	(1,922)	(2.2)%	(3,961)	(7.1)%

OTHER INCOME:
Other income (expense)	584	0.7%	(6)	—%
Interest income	206	0.2%	239	0.4%
Realized gain on investments	146	0.2%	176	0.3%
Total other income	936	1.1%	409	0.7%

LOSS BEFORE INCOME TAXES	(986)	(1.1)%	(3,552)	(6.4)%

Provision for income taxes	4	—%	2	—%

NET LOSS	$(990)	(1.1)%	$(3,554)	(6.4)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$60,343	69.2%	$52,176	93.7%	$8,167	15.7%
SLS	26,909	30.8%	3,488	6.3%	23,421	671.5%
Total sales	$87,252	100.0%	$55,664	100.0%	$31,588	56.7%

Our total sales increased 56.7% to approximately $87.3 million for the nine months ended September 30, 2025, from approximately $55.7 million for the nine months ended September 30, 2024. Sales by our Stran segment increased to approximately $60.3 million for the nine months ended September 30, 2025 from approximately $52.2 million for the nine months ended September 30, 2024. Sales by our SLS segment (which consists of the former Gander Group business) increased to approximately $26.9 million for the nine months ended September 30, 2025 from approximately $3.5 million for the nine months ended September 30, 2024. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was due to the acquisition of the Gander Group Assets in August 2024.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$40,448	65.4%	$35,802	92.7%	$4,646	13.0%
SLS	21,381	34.6%	2,830	7.3%	18,551	655.5%
Total cost of sales	$61,829	100.0%	$38,632	100.0%	$23,197	60.0%

Our total cost of sales increased 60.0% to approximately $61.8 million for the nine months ended September 30, 2025, from approximately $38.6 million for the nine months ended September 30, 2024. As a percentage of sales, total cost of sales increased to 70.9% for the nine months ended September 30, 2025 from 69.4% for the nine months ended September 30, 2024. Cost of sales by our Stran segment increased to approximately $40.4 million for the nine months ended September 30, 2025 from approximately $35.8 million for the nine months ended September 30, 2024. Cost of sales by our SLS segment increased to approximately $21.4 million for the nine months ended September 30, 2025 from approximately $2.8 million for the nine months ended September 30, 2024. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 56.7% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the increase was due to the acquisition of the Gander Group Assets in August 2024.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$19,895	78.3%	$16,374	96.1%	$3,521	21.5%
SLS	5,528	21.7%	658	3.9%	4,870	740.1%
Total gross profit	$25,423	100.0%	$17,032	100.0%	$8,391	49.3%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 49.3% to approximately $25.4 million, or 29.1% of sales, for the nine months ended September 30, 2025, from approximately $17.0 million, or 30.6% of sales, for the nine months ended September 30, 2024. Gross profit of our Stran segment increased to approximately $19.9 million for the nine months ended September 30, 2025 from approximately $16.4 million for the nine months ended September 30, 2024. Gross profit of our SLS segment increased to approximately $5.5 million for the nine months ended September 30, 2025 from approximately $0.7 million for the nine months ended September 30, 2024. The increase in the dollar amount of total gross profit was primarily due to the acquisition of the Gander Group Assets in August 2024. For the Stran segment, the increase in the dollar amount of gross profit of approximately $3.5 million was due to an increase in sales of approximately $8.2 million for the reasons described above, which was partially offset by an increase of cost of sales of approximately $4.6 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was due to the acquisition of the Gander Group Assets in August 2024.

Gross profit margin is defined as gross profit as a percentage of sales. The decrease in total gross profit margin to 29.1% for the nine months ended September 30, 2025 from 30.6% for the nine months ended September 30, 2024 was primarily due to the acquisition of the Gander Group business in August 2024, which operates at a lower gross margin than the Stran segment. The gross profit margin for the Stran segment increased to 33.0% for the nine months ended September 30, 2025 from 31.4% for the nine months ended September 30, 2024. The gross profit margin for the SLS segment increased to 20.5% for the nine months ended September 30, 2025 from 18.9% for the nine months ended September 30, 2024. These increases in gross profit margin were attributable to more efficient buying behaviors.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$21,176	77.4%	$20,176	96.1%	$1,000	5.0%
SLS	6,169	22.6%	817	3.9%	5,352	655.1%
Total operating expenses	$27,345	100.0%	$20,993	100.0%	$6,352	30.3%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 30.3% to approximately $27.3 million for the nine months ended September 30, 2025, from approximately $21.0 million for the nine months ended September 30, 2024. Operating expenses of our Stran segment increased to approximately $21.2 million for the nine months ended September 30, 2025 from approximately $20.2 million for the nine months ended September 30, 2024. Operating expenses of our SLS segment increased to approximately $6.2 million for the nine months ended September 30, 2025 from approximately $0.8 million for the nine months ended September 30, 2024. As a percentage of sales, operating expenses decreased to 31.3% for the nine months ended September 30, 2025, from 37.7% for the nine months ended September 30, 2024. As a percentage of sales, operating expenses of our Stran segment decreased to 35.1% for the nine months ended September 30, 2025 from 38.7% for the nine months ended September 30, 2024. As a percentage of sales, operating expenses of our SLS segment decreased to 22.9% for the nine months ended September 30, 2025 from 23.4% for the nine months ended September 30, 2024. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to expenses related to Stran’s NetSuite enterprise resource planning system implementation, in addition to legal and accounting expenses related to the re-audit of historical financial statements. For the SLS segment, the increase in the dollar amount of operating expenses was due to the acquisition of the Gander Group Assets in 2024.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income was approximately $584 thousand for the nine months ended September 30, 2025, compared to other expense of approximately $6 thousand for the nine months ended September 30, 2024. This change was primarily related to the release of a 2023 receivable reserve deemed to no longer be required and cost recoveries from prior periods for estimated shipping charges. Our interest income was approximately $206 thousand for the nine months ended September 30, 2025, compared to approximately $239 thousand for the nine months ended September 30, 2024. This change was primarily due to a decrease in interest generated from lower investments compared to the same period in the prior year. Our realized gain on investments was approximately $146 thousand for the nine months ended September 30, 2025, compared to approximately $176 thousand for the nine months ended September 30, 2024. The decrease in investments reflects our utilization of cash to support the Company’s operating activities.

Income Tax Provision

Income tax expense for the nine months ended September 30, 2025 was approximately $4 thousand compared to income tax expense of approximately $2 thousand for the nine months ended September 30, 2024. Income tax expense for the nine months ended September 30, 2025 accounted for 0.4% of loss before income taxes of approximately $1.0 million. Income tax benefit for the nine months ended September 30, 2024 accounted for 0.1% of loss before income taxes of approximately $3.6 million.

The change in the effective tax rate from the comparison of 2025 and 2024 as noted above primarily relates to our estimated earnings and a partial release of the valuation allowance on our gross deferred tax assets less deferred tax liabilities from period to period.

Net Loss

Our net loss for the nine months ended September 30, 2025 was approximately $1.0 million, compared to net loss of approximately $3.6 million for the nine months ended September 30, 2024. This change was primarily due to an increase in gross profit, offset by an increase in operating expenses, for the reasons described above.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of approximately $6.7 million and investments of approximately $5.1 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended September 30, 2026 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2025 and 2024 (in thousands).

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(4,834)	$1,427
Net cash provided by investing activities	3,133	1,516
Net cash used in financing activities	(960)	(966)
Net change in cash and cash equivalents	(2,661)	1,977
Cash and cash equivalents - beginning	9,358	8,059
Cash and cash equivalents - ending	$6,697	$10,036

Net cash used in operating activities was approximately $4.8 million for the nine months ended September 30, 2025, as compared to net cash provided by operating activities of approximately $1.4 million for the nine months ended September 30, 2024. The change was primarily due to an increase in inventory due to growth in sales, a decrease in accounts payable and accrued expenses, and our rewards program liability, offset by a decrease in accounts receivable.

Net cash provided by investing activities was approximately $3.1 million for the nine months ended September 30, 2025, as compared to net cash provided by investing activities of approximately $1.5 million for the nine months ended September 30, 2024. The change was primarily due to the absence of business acquisition outlays.

Net cash used in financing activities was approximately $1.0 million for the nine months ended September 30, 2025, as compared to approximately $1.0 million for the nine months ended September 30, 2024. Net cash used in financing activities was primarily due to a decrease in installment payment liabilities of approximately $0.3 million, common stock repurchased during the period of approximately $0.5 million and the payment of contingent earn-out liabilities of approximately $0.2 million.

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

Following the date of the Loan Modification Agreement, the Revolving Line of Credit was no longer subject to the Company’s compliance with the Debt Service Coverage Ratio and the Minimum Net Worth terms described above. Instead, the Company was required to meet the following financial requirements:

●	The Company was required to maintain a “Minimum Interest Coverage” of 1.25:1, tested for fiscal year ending December 31, 2024 only, and defined as follows: EBITDA (as defined below), divided by cash interest payments made on all debt. “EBITDA” was defined as the trailing year’s total of net income before total interest expense, tax expense, and depreciation and amortization expense. EBITDA was required to be adjusted for extraordinary and/or non-cash items as defined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

●	The Company was required to maintain a “Minimum Debt Service Coverage Ratio” of 1.20:1, tested annually beginning with the fiscal year ending December 31, 2025, defined as follows: EBITDA, less cash taxes, distributions, dividends, stockholder withdrawals in any form, and unfinanced capital expenditures (as defined below), divided by all scheduled principal payments on all debt, plus cash interest payments made on all debt, plus cash payments made on contingent earn-out liabilities. “Unfinanced capital expenditures” was defined as the current fiscal-year-end net fixed assets, plus current fiscal-year-end depreciation, less prior fiscal-year-end net fixed assets, less the long-term debt increase.

●	The Company’s “Ratio of Debt to Tangible Net Worth” was required not to exceed 1.50:1, tested at financial year-end, defined as total liabilities divided by “tangible net worth,” defined as total assets, less total liabilities, less intangible assets and amounts due from stockholder/related parties.

●	The Company was required to maintain a “Minimum Liquidity” of $7.5 million at all times, defined as cash and short-term investments, less rewards program liabilities.

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

The Revolving Line of Credit was therefore terminated in 2024.

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

Contractual Obligations

Property Leases

The Company’s prior lease agreement for its office space expired May 31, 2025. On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The new lease term commenced on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property.

On November 26, 2024, the Company entered into a lease for a 6,500-square foot office space in Irvine, California. The lease commenced on January 1, 2025 and is for a term of 36 months from the commencement date. The lease contains an initial base rent of approximately $17 thousand per month. The lease included an escalation clause with annual increases of approximately 4% per year.

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2025	$187
2026	702
2027	679
2028	335
2029	276
Thereafter	693
Total future non-cancelable minimum lease payments	$2,872

Lease costs for the three months ended September 30, 2025 and 2024 totaled approximately $0.2 million and $0.2 million, respectively. Lease costs for the nine months ended September 30, 2025 and 2024 totaled approximately $0.6 million and $0.5 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of September 30, 2025 and December 31, 2024, the Company had net reward card program liabilities totaling approximately $0.6 million and $0.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the three months ended September 30, 2025 as follows:

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
July 1, 2025 - July 31, 2025	76,447	$1.49	2,001,906	$6,357,855
August 1, 2025 - August 31, 2025	171,250	$1.51	2,173,156	$6,098,713
September 1, 2025 - September 30, 2025	19,510	$1.78	2,192,666	$6,063,967

(1)	On February 21, 2022, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $10 million of its outstanding shares of common stock in the open market, or privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 promulgated under the Exchange Act (“Rule 10b-18”). On May 20, 2022, the Company adopted broker repurchase instructions pursuant to Rule 10b-18, which terminated on May 20, 2023. On June 2, 2023, the Company adopted broker repurchase instructions pursuant to Rule 10b-18, which terminated on June 2, 2024. On May 15, 2025, the Company adopted broker repurchase instructions pursuant to Rule 10b-18, which will terminate on May 15, 2026. On June 30, 2025, the Company adopted broker repurchase instructions pursuant to Rule 10b-18 and Rule 10b5-1 promulgated pursuant to the Exchange Act (“Rule 10b5-1”). Each of the above broker repurchase instructions was adopted in accordance with the restrictions that would apply to the Company if it were subject to the Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (the “Insider Trading Policy”), which generally permits insider purchases of the Company’s stock during the period beginning on the second business day following the day of public release of the Company’s quarterly or annual earnings and ending on the last day of the then-current quarter; repurchases pursuant to a plan that meets the requirements of Rule 10b5-1; or that meet certain other requirements. A copy of the Insider Trading Policy was filed by the Company with the SEC on April 14, 2025 as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(2)	On August 28, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Andrew Shape (the “Seller”), the Company’s President, Chief Executive Officer and a member of its board of directors. Pursuant to the Stock Purchase Agreement, the Company repurchased from the Seller 100,000 shares of the Company’s common stock at a price of $1.47 per share, for an aggregate purchase price of $147,024.22 (the “Repurchase”). The Repurchase was effected under, and counted toward, the Company’s Repurchase Program. Because the Seller is an executive officer and director of the Company and the dollar value of the transaction exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, the Repurchase constituted an “Interested Transaction” under the Company’s Related Party Transactions Policy (the “Policy”) and a transaction with a “related person” under Item 404(a) of Regulation S-K. In accordance with the Policy and the Nominating and Corporate Governance Committee Charter adopted by the Company’s board of directors, the terms of the Stock Purchase Agreement and the Repurchase were reviewed and unanimously approved by the board of directors’ Nominating and Corporate Governance Committee, which is composed entirely of independent directors, and unanimously approved by the full board of directors, which is composed of a majority of independent directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2025 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended September 30, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to the Amendment No.1 to Registration Statement on Form S-1 filed on October 22, 2021)
10.1	Independent Director Agreement, dated as of July 8, 2025, between Stran & Company, Inc. and Brian M Posner (incorporated reference to Exhibit 10.1 to the current report of Form 8-K filed on July 10, 2025)
10.2	Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 28, 2024)
10.3	Stock Purchase Agreement, dated as of August 28, 2025, between Stran & Company, Inc. and Andrew Shape (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 29, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)