Form 10-K
period 2025-12-31
Stran & Company, Inc.
filed 2026-03-25
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was $14,207,087. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2026, there were a total of 18,690,158 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STRAN & COMPANY, INC.

Annual Report on Form 10-K

Year Ended December 31, 2025

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

Note Regarding Trademarks, Trade Name and Service Marks

We use various trademarks, trade name and service marks in our business, including “STRÄN,” “STRÄN promotional solutions,” “Stran Promotional Solutions,” and “Gander Group.” For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade name or service marks referred to in this report are the property of their respective owners.

Note Regarding Industry and Market Data

This report includes industry data and forecasts that we obtained from industry publications and surveys including but not limited to certain publications of the promotional products member groups Advertising Specialty Institute (“ASI”) and the Promotional Products Association International (“PPAI”), as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources, and we cannot assure you of the accuracy or completeness of such information contained in this report. Such data involve risks and uncertainties and is subject to change based on various factors, including those discussed under Item 1A. “Risk Factors” and “—Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products or services;

●	our expectations regarding our relationships with investors, institutional funding sources and other parties with whom we collaborate;

●	our expectations regarding the availability and use of financing from our credit facilities, or sales of equity or debt securities;

●	future fluctuations in general economic and business conditions in the markets in which we operate; and

●	future relevant government policies and regulations relating to our industry.

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

●	Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

●	Increases in the price of merchandise and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

●	Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

●	We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

●	If our information technology systems suffer interruptions or failures, including as a result of cyberattacks, our business operations could be disrupted and our reputation could suffer.

●	We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.

●	We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

●	Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

●	Inability to attract and retain key management or other personnel could adversely impact our business.

●	Failure to preserve positive labor relationships with our employees could adversely affect our results of operations.

●	We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

●	There is a risk of dependence on one or a group of customers.

●	Our business incurs significant freight and transportation costs. Any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.

●	Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, terrorist attacks, extreme weather events or other natural disasters and other unpredicted events.

●	We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

●	We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

●	Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

●	The promotional products, trade show and events marketplace, loyalty and program management business industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and services that adversely affect our financial performance.

●	The apparel industry, including corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

●	Our success depends upon the continued protection of our intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

●	Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.

●	Increased focus by governments, vendors, stockholders, and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	Some of the products that we design or otherwise assist customers with producing create exposure to potential product liability, warranty liability or personal injury claims and litigation.

●	Defects in the products that we design or otherwise assist customers with producing could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

●	We may be subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

●	Volatility in the global financial markets could adversely affect results.

●	We identified material weaknesses in our internal control over financial reporting as of December 31, 2025. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Increases in the cost of employee benefits could impact our financial results and cash flow.

●	We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

●	If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

v

PART I

ITEM 1.	BUSINESS.

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

For over 30 years we have grown into a leader in the promotional products industry, ranking 12th on PPAI’s Top 100 Distributors 2025 list and 23rd on ASI’s Top 40 Distributors 2025 list. Our co-founder and Chief Executive Officer and President, Andrew Shape, was also named 2023 Person of the Year by promotional products industry periodical Counselor. Since our first year of operations in 1995, our annual revenues have gradually grown from approximately $240,000 to approximately $116.2 million in 2025, a compound annual growth rate of approximately 23%, and between 2019 and 2025, our revenues grew at a compound annual growth rate of approximately 25%.

As of December 31, 2025, we had total assets of approximately $49.3 million with total stockholders’ equity of $30.5 million.

We serve a highly diversified customer base across many industry verticals including pharmaceutical and healthcare, manufacturing, gaming, technology, finance, construction and consumer goods. Many of our customers are household names and include some of the largest corporations in the world.

Our sales increased 40.6% year-over-year in 2025 compared to 2024, which was primarily due to higher spending from existing clients as well as business from new customers. Additionally, we benefited from the acquisition of substantially all of the assets (the “Gander Group Assets”) of Bangarang Enterprises, LLC, a California limited liability company (d/b/a Gander Group) (“Gander Group”), in August 2024.

Our headquarters are located at Quincy, Massachusetts, with additional offices located in Warsaw, Indiana; Mt. Pleasant, South Carolina; Walpole, Massachusetts; Tomball, TX; and Irvine, California. We also have sales representatives in 22 additional locations across the United States and a network of service providers in the U.S. and abroad, including factories, decorators, printers, logistics firms, and warehouses.

Our Industry

Overview of Promotional Products Market

The promotional products industry is large yet highly-fragmented, with thousands of smaller participants and indications of a lack of market power in any one firm or group of firms. The industry has generally experienced growth as businesses continuously invest in sophisticated marketing campaigns involving multiple types of advertising. Promotional products are items used to promote a product, service or company program including advertising specialties, premiums, incentives, business gifts, awards, prizes, commemoratives and other imprinted or decorated items. They are usually given away by companies to consumers or employees. The largest promotional products trade organizations are ASI and PPAI.

U.S. Promotional Products is a Large and Growing Market

According to ASI, the market for promotional products sales reached a record high of $27.7 billion in 2025. Moreover, the promotional products market is only one segment of a total addressable market of possibly up to $410 billion, based on the size of the promotional products market ($27.7 billion in 2025 according to ASI); the product packaging market ($185 billion as of 2021, according to Mordor Intelligence, a leading market intelligence and advisory firm); the loyalty incentive programs market ($90 billion annually according to the Incentive Marketing Association, the umbrella organization for suppliers in the incentive marketplace); the printing market ($86.6 billion projected for 2026, according to IBISWorld, an industry research provider); and the trade show and conference planning market ($24.2 billion projected for 2025, according to IBISWorld).

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

The Promotional Products Industry is Highly Fragmented

The promotional products industry is also highly fragmented. As of 2025, the firm with the greatest percentage of industry sales generated $1.4 billion in sales but made up only approximately 4.9% of the $27.7 billion in sales generated in 2025 by promotional products distributors, based on information reported by ASI and the firm itself. As a group, the top 40 distributors had approximately 38.5% market share as of 2025, based on total sales of approximately $10.2 billion out of total promotional products distributors’ revenues for 2024 of $26.6 billion, based on ASI’s reports.

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

According to Product Power 2026, a consumer research study conducted by PPAI among more than 5,000 respondents in the United States, branded merchandise is increasingly associated with personal relevance, appealing design, and emotional connection. The study found that promotional products are often perceived as meaningful experiences rather than simple giveaways. Approximately 83% of consumers reported that receiving a promotional product makes them feel appreciated, and about 90% indicated that such items positively influence their perception of the brand. In addition, roughly 72% of respondents linked branded merchandise with positive emotions, including feelings of pride, belonging, and gratitude. PPAI’s research suggests that these emotional responses can contribute to stronger brand recall and retention, two factors that are widely recognized as important drivers of long-term brand engagement.

Competitive Strengths

We believe our key competitive strengths include:

●	Superior and Distinctive Technology. We have invested in sophisticated, efficient ordering and logistics technology that provides order processing, warehousing and fulfillment functions. We continue to invest in our technology infrastructure, including many customized solutions developed on Adobe Inc. (“Adobe”)’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our company through an integrated software suite, and was launched in the first half of 2025. Additional NetSuite phases will be planned and rolled out in the future as necessary.

●	Leading Market Position. Our over 30 years’ history and size make us a leader in the U.S. promotional products industry. We believe that the key benefits of our scale include an ability to efficiently implement large and intensive programs; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our market position and scale enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

●	Extensive Network. We have developed a deep network of collaborator factories, decorators, printers, and warehouses around the globe. This network helps us find the right solution to meet our customers’ needs, whether they are financial, timing, geographic, or brand goals. This model provides the flexibility to proactively manage our customers’ promotional needs efficiently. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

●	Customer-Centric Approach. Our customer-centric approach is what has fueled our growth since our inception and our early adoption of technology to solve challenges for our clients set us apart in our early growth. We strive to understand the goals and challenges that our customers face, building unique solutions and seeing each campaign through to completion as an extension of their team.

●	Diversified Customer Base. We sell our products to over 2,000 active customers and over 30 Fortune 500 companies, including long-standing programs with recurring revenue coming from well-recognized brands and companies. Our largest customer accounted for 7.2% and 8.4% of overall revenue during 2025 and 2024, respectively. Our top 10 customers in 2025 and 2024 contributed 35.7% and 38.1% of revenue, respectively. Our customers span many industries, including pharmaceutical and healthcare, manufacturing, gaming, technology, finance, construction and consumer goods.

●	Experienced Senior Management Team. Our senior management team, led by our co-founder and Chief Executive Officer and President, Andrew Shape, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of experience in the promotional products industry.

●	Asset Acquisition Experience. We have made six business asset acquisitions over the past six years. Each of these acquisitions has provided a strategic or operational advantage, such as an expanded geographic footprint into a new market or industry vertical, or alternatively provided new operational capabilities such as a warehouse with fulfillment or kitting capabilities. Our experience of identifying target acquisitions and integrating them into our organization further enhances our profile within the promotional products industry. We continue to explore and pursue additional acquisition opportunities that are appropriate. Please see “Growth Strategies – Selectively Pursue Acquisitions” below for a discussion of our asset acquisition strategy.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Selectively Pursue Acquisitions. We believe that we are well-suited to capitalize on opportunities to acquire businesses with key customer relationships or have other value-added products or services that complement our current offerings. Our acquisition strategy consists of increasing our share in existing markets, adding a presence in new or complementary regions, utilizing our scale to realize cost savings, and acquiring businesses offering synergistic services such as printing, packaging, POS displays, loyalty and incentive program management, and decoration, or offering additional differentiators. We also have experience acquiring and integrating six complementary businesses. See “Competitive Strengths – Asset Acquisition Experience”.

We believe that this strategy and experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets, particularly with the following attributes:

○	Geographic balance, with a focus on acquiring a company in the branded merchandise space based in the southern and western United States in the $5-10 million revenue range; and

○	Businesses with complimentary offerings to increase Stran’s portfolio of services and depth of expertise in these additional industries: Packaging; Loyalty & Incentive; Decorators (for screen printer, embroidery, direct-to-garment, rub-on transfers, etc.); and Event/Tradeshow Services.

●	Innovate and Invest in Technology. We continue to invest in upgrades to our platform for customers’ promotional e-commerce objectives, including customizable and scalable features, developed on Adobe’s open-source e-commerce platform, Magento Open Source. We have also invested in an internal commercial Enterprise Resource Planning (ERP) system, Oracle/NetSuite’s NetSuite ERP, which is expected to enhance the process of gathering and organizing the business data of our Company through an integrated software suite, and was launched in the first half of 2025. Additional NetSuite phases will be planned and rolled out in the future as necessary. We believe that it is necessary to continue focusing on the buildout of our technology offerings in order to meet the evolving needs of our customers. Additionally, our strong technology platform will support our acquisition strategy to integrate acquired businesses into our existing platforms. We intend to continue making significant investments in research and development and hiring top technical talent.

●	New Client Development. Our sales and marketing teams are tasked with continuously growing their books of business by nurturing existing business relationships while actively seeking new opportunities with new customers. We will continue to promote and ask for referrals from satisfied customers who often refer us to other potential clients. We continuously seek to build our sales force through hiring of experienced individuals with established books of business as well as hiring less experienced individuals that we hope to develop into productive sales representatives. As we continue to grow, we are hiring sales representatives in different geographies across the U.S. that further diversify our customer base and attract new customers. We will continue to build sales and marketing campaigns to promote Stran, including social media, search engine optimization (SEO), HubSpot Inbound Marketing, and other alternative platforms. We also plan to continue to identify and exhibit at appropriate tradeshows, conferences, and events where we have had success.

●	Develop and Penetrate Customer Base. We plan to further expand and leverage our sales force and broad product and service offering to upsell and cross-sell to both develop new clients and further penetrate our existing customer base. Many of our services work together and build on each other to offer greater control and consistency of our customers’ brands as well as improved efficiency and ease of use for their team. Our goal is to become an extension of our customers’ team and to support their organizations in using physically branded products in the most effective means possible. For example, we can offer a one-stop solution for all tradeshow and event asset management objectives. From pre-show mailings to special event materials, we can help design as well as produce and manage all tradeshow materials and processes from start to finish. With multiple warehouses strategically located throughout the United States, we offer logistics solutions and expertise to effectively fulfill customers’ events needs across the country. The internal inventory-management version of our e-commerce platform provides the ability to manage not only a customer’s assets for its booth or event setup, but also its literature, giveaways, and more. We will ship out all assets with return labels for post-show logistics and establish standard operating procedures for every asset to be returned back into inventory.

Other strategies that we plan to implement to expand our customer base with expanded sales staff and technology resources include:

○	Convert Transactional Customers to Programs. For the Stran & Company, Inc. operating segment, the majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years 2025 and 2024, program clients accounted for 83.0% and 83.3% of total revenue, respectively. Less than 350 of our more than 2,000 active customers are considered to be program clients. With a larger sales force and other resources, we believe we can convert more of our customer base from transactional customers into program clients with much greater revenue potential. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Program customers are typically geared towards longer-lasting relationships that help secure recurring revenue well into the future.

○	Strengthen Marketing and Social Media Outreach. We plan to expand sales and marketing tools and campaigns to promote the Company, and enhancing our digital marketing efforts, including paid search advertising, search engine optimization (SEO), social media platforms, such as Instagram and LinkedIn, and other alternative marketing platforms.

○	Tradeshows and Events. We plan to strategically increase our exhibitor presence at appropriate shows and events such as ProcureCon Marketing, Association of National Advertisers Masters of B2B Conference, National Beer Wholesalers Association (NBWA), Bar Convent Brooklyn, New England Cannabis Convention (NECANN), and one or more HR focused show(s). In addition, Gander Group is a registered exhibitor at the Indian Gaming Tradeshow and Convention.

○	Extend Relationships. We plan to identify and approach more print, fulfillment, and agency collaborators to sell into their customer base. This includes a new initiative of Stran Digital Solutions, an integrated marketing platform that combines digital asset management, sales enablement, CRM-connected workflows, web-to-print functionality, and data-driven direct mail into a single, unified solution.

○	Referrals. We believe we will generate more customer referrals by offering an enhanced loyalty and customer incentive program.

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

Packaging and Point of Sale

Presentation makes all the difference. Clever and custom packaging and POS displays are essential for elevating brand awareness and critical for driving sales. From packaging of corporate merchandise and promotional products to developing custom POS displays, clients come to us when they want to stand out and show the quality that their brands offer. We produce custom packaging and POS projects domestically as well as overseas for larger-run custom programs for many of our clients.

Commercial and Digital Printing

Printed informational materials used for marketing, or marketing collateral, such as business cards and brochures, are an essential component to effectively conveying information and marketing messages, and arguably all businesses use some form of marketing collateral. Our new Digital Solutions initiative supports increasing client demand for quick-turn, small-batch digital printing, centralized brand asset management, CRM-integrated campaign execution, and self-service ordering portals. When a customer needs print collateral, our digital print-on-demand options route their orders through our technology platform and to our network of commercial printers to ensure that our customers can print each piece of collateral in the most effective and efficient manner. By offering print management with our promotional branded merchandise solutions, we help our customers create impactful presentations and mailings through the most efficient processes.

Warehouse and Fulfillment

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a 15-year relationship with industry leader Harte Hanks. These long-standing, strategic relationships provide our clients with process-driven fulfillment solutions that are scalable to meet client needs including real-time inventory reporting, climate-controlled facilities, high-value product security, storage, digital print-on-demand, and direct-mail solutions. Our custom front-end technology solution is directly integrated with the warehouse management software of our strategic global warehouse collaborators.

In addition to continuing to use our third-party logistics partners like Harte Hanks, we have expanded our in-house warehouse, decoration, and fulfillment capabilities. Our acquisition of the business and assets of T R Miller Co., Inc., a Massachusetts corporation (“T R Miller”), provides us with an approximately 25,000-square-foot warehouse, production, and distribution center in Walpole, Massachusetts. We leverage this facility to offer our customers specialty fulfillment, kitting, and warehousing, allowing us greater control and flexibility to meet the complex demands of our customers.

Technology

Our custom-developed e-commerce Magento Open Source platform allows our customers to manage all facets of their marketing program, linking branded merchandise, print, event assets, customer relationship management, or CRM, loyalty and incentives in a single solution. Our platform creates cost savings, increasing market efficiencies and brand consistency. With real-time accessibility to the necessary data to operate a complex demanding marketing program including hierarchy user profile groups, multi-lingual, multi-currency, multi-checkout methods and integration into many major ERP systems (SAP ERP, NetSuite ERP, Workday, etc.). Our on-demand mobile reporting dashboard capabilities allows the ability for self-service access within our systems empowering clients with raw data to make informed decisions for their program.

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

Pricing

As a large and growing firm with over 500 suppliers and due to our membership in Facilisgroup, Stran has the purchasing power to receive advantageous pricing, helping us with price-sensitive bids. Facilisgroup, a buying group of fewer than 1% of distributors in the industry, processed over $1.5 billion of sales in 2024. Pursuant to our Sublicense Agreement, we may access Facilisgroup’s @ease proprietary software tools for promotional products business management and analysis and a white labelled, managed, product website which we may use to sell promotional products under our brand. We may also access its “Signature Collection” website which Facilisgroup promises offers the best products and margins.

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

We offer a global solution for warehousing and fulfillment through a network of fulfillment providers including a 15-year relationship with industry leader Harte Hanks. We buy products and certain raw materials from a supplier network of factories, both domestic and international, as needed. We also outsource certain technology services such as web hosting and data backup. We do not believe that we are dependent on any supplier. Should any of these suppliers terminate their relationship with us or fail to provide the agreed-on services, we believe that there would be sufficient alternatives to continue to meet customer demand and comply with our contractual obligations without interruption.

Marketing

We have a direct sales team consisting of over 50 outside sales representatives and 25 in-house sales representatives. We incentivize our representatives with a competitive compensation, incentive, and commission structure.

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

Customers and Markets

Stran’s customer base includes approximately 2,000 active customers and over 30 Fortune 500 companies, servicing a diverse customer base, encompassing pharmaceutical and healthcare, manufacturing, gaming, technology, finance, construction and consumer goods. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established subcontractor. We have long-term contracts with many of our customers, though most do not have minimum guarantees. We have ongoing contracts with clientele in such industries as financial services, casino gaming, consumer packaged goods, retail clothing and accessories, pet food and medicine, fitness, childcare, retail hardware, fast food franchises, healthcare, and environmental services. Contracts are often multi-year and auto-renewing. Our average contract lifespan is approximately 10 years. Alternatively, we do have inventory guarantees where the customer must purchase any inventory held by us that has been purchased on their behalf within the contractual time periods. Our active customers may be broken into two main categories, transactional clients and program clients.

During 2025, sales to our largest two customers were 7.2% and 5.2% of total revenue, respectively. During 2024, sales to our largest two customers were 8.4% and 6.8% of total revenue, respectively. All other customers generated less than 5% of sales, and the vast majority generated less than 1% of sales.

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

Competition

Our major competitors include companies such as 4Imprint Group plc (LSE: FOUR.L), Brand Addition Limited (The Pebble Group plc) (LSE: PEBB), BAMKO LLC (Superior Group of Companies, Inc.) (Nasdaq: SGC), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc., Custom Ink, Cimpress plc (Nasdaq: CMPR), HALO Branded Solutions, Inc., Imagine This (Shye West, Inc.), Power Promotions, Inc. and Global Promotional Sourcing, LLC. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Our Program Management

We are experienced and industry-leading program managers who integrate all aspects of a successful program. Our program team works hand in hand with our account teams to drive the processes and procedures that ensure we are effectively managing our programs. For Stran, program management is built upon six key building blocks:

●	Creative Products. We approach promotional marketing, branded merchandise, and loyalty and incentives with the structure and vision of an ad agency. We have built a robust creative and merchandising team that works collaboratively with our account teams to bring fresh ideas and identify future trends for each of our program clients. We proactively develop merchandising plans, source products, offer individual personalization, understand trends, and make continuous improvements to the product offering based on user demand and marketing goals. We also offer multiple procurement methods within the same platform. These include inventoried products, made-to-order products, and personalized products. Our approach is to utilize all three procurement methods within a single program to take advantage of the benefits each method offers. In addition to these three procurement models, Stran has developed strong factory direct relationships with factories around the globe. We utilize these relationships to help drive down costs for our clients. In order to ensure that we can bring products to market quickly and reduce the possibility of backorders, Stran uses a blended approach to sourcing. We work with our domestic supply base to bookend our overseas inventory purchases. Stran purchases and owns inventory for many clients. This benefits our customers by allowing for budget flexibility and a pay-as-you-go model, resulting in reduced upfront costs and streamlined accounting and reporting.

●	Robust Technology. We have developed our own custom technology platform based on Magento Open Source, an open-source software e-commerce platform. Using Magento we have been able to build a custom solution that meets the very distinctive needs of each of our clients. Stran is constantly making improvements and enhancements to our technology offerings. Client stores feature the ability to purchase a combination of inventoried products in addition to on-demand, and personalized products. The front-end responsive design ensures an impressive mobile experience. Our platform is user-friendly and easy to use while robust enough to offer many of the requirements needed in a traditional B2B solution. The requirements can include allocation to cost centers, departments, or general ledger codes; approval hierarchies; varied product selection or pricing by user group; and robust reporting. Our custom-built platform is also tied directly into our fulfillment center system for streamlined flow of data and we are capable of tying our platform into third party software such as Salesforce as well as accounting and procurement software.

●	Global Distribution. We offer a global solution for warehousing and fulfillment through a network of industry-leading fulfillment providers including a close working relationship with Harte Hanks, an industry leader in warehousing, fulfillment, print-on-demand, direct mail, and kitting. The relationship between Stran and Harte Hanks has been fine-tuned over a 15-year period and allows Stran to do what we do best, which is the creativity, product procurement, technology and account management while allowing Harte Hanks to do what they do best, which is process-driven fulfillment. Through our longstanding relationship with Harte Hanks we have developed integrated account management teams which ensures that while the customer has a large and diverse account team to support all their program needs, they also have a single account director responsible for all aspects of their program.

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

In addition to continuing to use our third-party logistics partners like Harte Hanks, we are expanding our in-house warehouse, decoration, and fulfillment capabilities. Our acquisition of the business and assets of T R Miller provides us with an approximately 25,000-square-foot warehouse, production, and distribution center in Walpole, Massachusetts. We leverage this facility to offer our customers specialty fulfillment, kitting, and warehousing, allowing us greater control and flexibility to meet the complex demands of our customers.

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

Intellectual Property

We conduct our business using the registered trademarks “STRÄN” and “Gander Group” as well as the registered trade name “Stran Promotional Solutions”. We also use the unregistered logo “STRÄN promotional solutions”.

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

Employees

As of March 13, 2026, we employed 154 full-time employees, 2 part-time employees and 15 independent contractors.

We do not believe any of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

Trade Regulations

As disclosed above, our suppliers generally source or manufacture finished goods in parts of the world that may be affected by the imposition of duties, tariffs or other import regulations by the United States. The Company believes that its redundant network of suppliers provide sufficient capacity to mitigate any dependency risks from a single supplier.

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

As of March 25, 2026, we had two subsidiaries, Stran Loyalty Solutions and Gander Group Louisiana.

Our principal executive offices are located at 500 Victory Road, Suite 301, Quincy, MA 02171 and our telephone number is 800-833-3309. We maintain a website at https://www.stran.com. Information available on our website is not incorporated by reference in and is not deemed a part of this report. Our fiscal year ends on December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

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

Our operations are subject to various international trade agreements and regulations. Generally, these trade agreements and regulations benefit our business by reducing or eliminating the quotas, duties and/or tariffs assessed on products manufactured in a particular country. However, trade agreements and regulations can also impose requirements that have a material adverse effect on our business, revenue and results of operations, such as limiting the countries from which we can purchase raw materials, limiting the products that qualify as duty free, and setting quotas, duties and/or tariffs on products that may be imported into the United States from a particular country. Certain inbound products to the United States are subject to tariffs assessed on the manufactured cost of goods at the time of import. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. The current Trump administration has implemented additional tariffs, some of which apply to goods imported from China and other countries from which we import goods. While not the primary reason for the increase in our costs during the past year, increased tariff rates contributed to a marginal degree to the increase in our cost of sales. As a result, we have had to increase prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance. In response, in part, to tariffs levied on products imported from China we have shifted away from Chinese or other foreign manufacturers of some of our products and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, which may result in additional costs and disruption to our operations.

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

During the years ended December 31, 2025 and 2024, many promotional products companies saw increases in the cost of finished goods and raw materials purchased, as well as in the average cost of finished goods and raw materials purchased, as compared to the prior year, driven by rising inflation rates and shipping costs.

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

Outside of the U.S., data protection laws, including the GDPR, also might apply to some of our operations or business collaborators. Legal requirements in the European Union and United Kingdom relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of €20 million/£17.5 million or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

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

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel, including Andrew Shape, our Chief Executive Officer and President, Andrew Stranberg, our Executive Chairman, David Browner, our Chief Financial Officer, Ian Wall, our Chief Information Officer, and John Audibert, our Chief Strategy Officer and Chief Compliance Officer. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

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

During the fiscal year ended December 31, 2025, our top ten customers accounted for 35.7% of revenues, and our top customer accounted for 7.2% of revenues. During the fiscal year ended December 31, 2024, our top ten customers accounted for 38.1% of revenues, and our top customer accounted for 8.4% of revenues. If we are unable to retain our current customers or find new major customers or gain major new engagements from existing customers to replace any nonrecurring contracts, there may be material adverse effects on our financial condition or results of operations. If on the other hand we successfully source major new contracts, the risk that we may become dependent on one or a few customers may increase. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

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

Customers in the promotional products, tradeshow and event marketplace, loyalty and program management business process outsourcing industries choose distributors primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. The majority of our revenue is derived from the sale of promotional products. Our major competitors include companies such as 4Imprint Group plc (LSE: FOUR.L), Brand Addition Limited (The Pebble Group plc) (LSE: PEBB), BAMKO LLC (Superior Group of Companies, Inc.) (Nasdaq: SGC), Staples Promotional Products (Staples, Inc.), Boundless Network, Inc., Custom Ink, Cimpress plc (Nasdaq: CMPR), HALO Branded Solutions, Inc., Imagine This (Shye West, Inc.), Power Promotions, Inc. and Global Promotional Sourcing, LLC. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

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

A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate-related disclosure rules. The outcome of this litigation cannot be determined as of the date of this report. On April 4, 2024, the SEC issued an order staying the rules. The SEC’s administrative stay will remain in place until the completion of litigation filed in the federal courts that challenges the agency’s authority to adopt the rules. On March 25, 2025, the SEC ended its defense of the rules. On April 4, 2025, state intervenors in the litigation filed a motion to hold the case in abeyance until the SEC determines what action it will take on the rules, and on April 24, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the intervenors’ motion to hold the litigation in abeyance. On July 23, 2025, the SEC filed a report with the court stating that it “does not intend to review or reconsider the climate-related disclosure rules at this time” and indicating that the SEC could not determine what actions it would take in the event the rulemaking petitions are denied. The outcome of this litigation cannot be determined.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2025. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

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

Our management has identified the following material weaknesses in our internal control over financial reporting:

●	There was a material weakness in our internal controls related to the proper design and implementation of certain controls over the review and approval of journal entries.

●	There was a material weakness in our internal controls related to the proper selection and development of certain information technology general controls related to user access, vendor management and change management controls that led to deficiencies in the design and operation of control activities.

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

In accordance with the Company’s presentation at the hearing, on February 11, 2025, the Company filed its Quarterly Reports on Forms 10-Q for the periods ended March 31, 2024 and June 30, 2024. On March 7, 2025, the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2024. As a result, the Company has regained compliance with the Filing Rule. On February 20, 2025, the Company received a written notification from the Staff notifying the Company that for the last 11 consecutive business days, from February 4, 2025 to February 19, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company regained compliance with the Bid Price Rule, as confirmed in a written notification from the Staff dated April 8, 2025. In addition, the Company held its annual meeting for 2024 and 2025 on July 25, 2025. On August 1, 2025, the Company received a written notification from the Hearings Advisor of the Office of the General Counsel of Nasdaq, which confirmed that the Company regained compliance with the Annual Meeting Rule, and is therefore in compliance with the Nasdaq Capital Market’s continued listing requirements. The written notification noted that the Company remained under a Mandatory Panel Monitor pursuant to Nasdaq Listing Rule 5815(d)(4)(B).

Although we have regained compliance with the Nasdaq Capital Market’s continued listing requirements, no assurance can be provided that we will remain in compliance with the Nasdaq Listing Rules. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock and publicly-traded warrants from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and publicly-traded warrants and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock and publicly-traded warrants. The delisting of our common stock and publicly-traded warrants could also significantly impair our ability to raise capital and the value of your investment.

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

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

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

We are headquartered in Quincy, Massachusetts, where we occupy approximately 10,000 square feet of office space pursuant to a lease agreement that will terminate on May 31, 2032, with an option to extend the lease an additional five years. This lease was entered into on January 10, 2025 and the lease term began on June 1, 2025. The lease contains an initial base rent of approximately $21 thousand per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property. Our management team, client service team, marketing, operations, and sales team are all primarily based in this office. Prior to June 1, 2025, we occupied a different office space in Quincy, Massachusetts. Our monthly rent for this facility was $26,491 from June 2023 to May 2024 and $27,148 from June 2024 to May 2025.

Under a lease agreement dated May 31, 2023 (the “Miller Lease Agreement”) with Miller Family Walpole LLC, as landlord (the “Miller Landlord”), for a warehouse facility in Walpole, Massachusetts, the initial lease term commenced on June 1, 2023 and terminates on May 31, 2028. We paid base rent of $179,550 in the first year of the lease and will pay an increase of 2% per annum in each subsequent year. We may extend the term for an additional five years upon the same base rent terms upon 12 months’ notice. We will be responsible for all property and other taxes and expenses related to the facility except for maintenance of certain structural elements. We may assign our rights to the lease and property at the facility as collateral to a lender. The Miller Landlord is also required to execute a landlord lien waiver and collateral access agreement upon request. The Miller Lease Agreement contains provisions for minimum insurance, mutual indemnification from certain claims relating to the Miller Lease Agreement, and customary default and related termination and remedy provisions.

We also lease satellite office space in Warsaw, Indiana; Mt. Pleasant, South Carolina; Walpole, Massachusetts; Tomball, Texas; and Irvine, California. Our aggregate rent payments for these facilities was approximately $749,000 during the fiscal year ended December 31, 2025. Our employees also work remotely from 22 additional locations around the United States using other facilities.

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

Number of Holders of Our Common Stock

As of March 23, 2026, there were approximately 68 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2025 fiscal year that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K that was filed during the 2025 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2025.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the years ended December 31, 2025 and 2024, program clients accounted for 83.0% and 83.3% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships that helps secure recurring revenue well into the future.

Since February 2025 and as of the date of this report, the United States has implemented and repeatedly amended additional country-specific tariffs on goods imported from other countries, with significant changes affecting imports from China. In May 2025, the United States temporarily reduced previously-imposed additional “reciprocal” and fentanyl-related tariffs at a combined rate of 145% on most goods imported from China to a combined rate of 30%, and in August 2025 extended this temporary combined rate on Chinese imports until November 10, 2025. In November 2025, these tariffs were further reduced to a combined rate of approximately 20%. For low-value items of Chinese or Hong Kong origin valued at or below $800 and moving via the international postal stream, duty-free treatment ended May 2, 2025. Since May 14, 2025, such postal shipments have generally been subject to either a 54% ad valorem duty or a $100 per-item postal fee. Separately, the United States eliminated duty-free de minimis treatment for imports from all other countries effective August 29, 2025. In addition, the United States has introduced and adjusted reciprocal tariff rates on imports from numerous trading partners. Since August 7, 2025, additional “reciprocal” tariff rates applicable to most goods from covered countries vary by country between approximately 10% and 41%, with many commonly in the 15%-40% range after later adjustments and exemptions. These additional country-specific tariffs were effected alongside a general increase in separate U.S. tariffs against imports based on product type or sector, as well as, in certain cases, country of origin, in some cases modified by exemptions or other adjustments.

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the fentanyl-related tariffs on Chinese imports described above as well as all other tariffs imposed under IEEPA. In response, the President immediately revoked the IEEPA tariff orders and, invoking Section 122 of the Trade Act of 1974, imposed a temporary 10% global import surcharge on most imports effective February 24, 2026, for 150 days, which the President subsequently announced would be increased to 15%. As of the date of this report, the Trump Administration has taken no actions to facilitate refunds of its former IEEPA tariffs, and we cannot predict whether we will be able to collect any refunds of our payments of such tariffs.

We have historically imported many of the goods or components used in our promotional products business from China in particular and to some extent from other countries. As a result, we have had to increase prices for certain products, and may be required to raise those prices further, which may result in the loss of customers. If prices cannot be increased, it may result in a negative impact on our gross margin. We have also attempted to shift away from Chinese suppliers in particular, and other foreign suppliers in general, and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, in an effort to reduce the effect of tariff increases on our product prices. However, due to the limited availability of competitive pricing from suppliers whose goods are not currently subject to tariffs or that are subject to relatively lower tariffs, and the possibility that some of the current or planned additional U.S. tariffs may increase, decrease, or become subject to exceptions or suspensions, with little or no prior notice, our ability to cost-effectively mitigate some of the effects of current and future scheduled U.S. tariffs may be significantly limited. These trends and uncertainties may result in additional costs and disruption to our operations, which may have a significant negative effect on the Company’s sales and gross margins in future periods. As a result, investors should not assume that any trends reflected in our past results, including those that may be indicated below for the years ended December 31, 2025 and 2024, respectively, may be expected to continue to occur in future periods.

Our sales for the year ended December 31, 2025 increased 40.6% compared to sales for the year ended December 31, 2024, which was due to higher spending from existing clients as well as business from new customers. We also benefited from the acquisition of the Gander Group Assets in August 2024.

As of December 31, 2025, we had approximately $49.3 million of total assets with approximately $30.5 million of total stockholders’ equity.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024 both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2025		2024
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
SALES
Sales	$116,191	100.0%	$82,194	99.4%
Sales – related parties	—	—%	460	0.6%
Total sales	116,191	100.0%	82,654	100.0%

COST OF SALES:
Cost of sales	81,962	70.5%	56,487	68.3%
Cost of sales - related parties	—	—%	354	0.4%
Total cost of sales	81,962	70.5%	56,841	68.8%

GROSS PROFIT	34,229	29.5%	25,813	31.2%

OPERATING EXPENSES:
General and administrative expenses	36,186	31.1%	30,707	37.2%
Total operating expenses	36,186	31.1%	30,707	37.2%

LOSS FROM OPERATIONS	(1,957)	(1.7)%	(4,894)	(5.9)%

OTHER INCOME:
Other income	937	0.8%	38	—%
Interest income	296	0.3%	305	0.4%
Change in fair value of contingent earn-out liability	—	—%	208	0.3%
Realized gain on investments	97	0.1%	208	0.3%
Total other income	1,330	1.1%	759	0.9%

LOSS BEFORE INCOME TAXES	(627)	(0.5)%	(4,135)	(5.0)%

Provision for income taxes	120	0.1%	5	—%

NET LOSS	$(747)	(0.6)%	$(4,140)	(5.0)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Year Ended December 31,		Year Ended December 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$82,125	70.7%	$72,712	88.0%	$9,413	12.9%
SLS	34,066	29.3%	9,942	12.0%	24,124	242.6%
Total sales	$116,191	100.0%	$82,654	100.0%	$33,537	40.6%

Our total sales increased 40.6% to approximately $116.2 million for the year ended December 31, 2025, from approximately $82.7 million for the year ended December 31, 2024. Sales by our Stran segment increased to approximately $82.1 million for the year ended December 31, 2025 from approximately $72.7 million for the year ended December 31, 2024. Sales by our SLS segment (which consists of the former Gander Group business) increased to approximately $34.1 million for the year ended December 31, 2025 from $9.9 million for the year ended December 31, 2024. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was primarily attributable to the inclusion of a full year of consolidated operations including the Gander Group Assets, which were acquired in August 2024 and therefore only partially reflected in our results of operations for the prior year period.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Year Ended December 31,		Year Ended December 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$55,088	67.2%	$48,970	86.2%	$6,118	12.5%
SLS	26,874	32.8%	7,871	13.8%	19,003	241.4%
Total cost of sales	$81,962	100.0%	$56,841	100.0%	$25,121	44.2%

Our total cost of sales increased 44.2% to approximately $82.0 million for the year ended December 31, 2025, from approximately $56.8 million for the year ended December 31, 2024. As a percentage of sales, total cost of sales increased to 70.5% for the year ended December 31, 2025 from 68.8% for the year ended December 31, 2024. Cost of sales by our Stran segment increased to approximately $55.1 million for the year ended December 31, 2025 from approximately $49.0 million for the year ended December 31, 2024. Cost of sales by our SLS segment increased to approximately $26.9 million for the year ended December 31, 2025 from approximately $7.9 million for the year ended December 31, 2024. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 40.6% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the increase was primarily attributable to the inclusion of a full year of consolidated operations including the Gander Group Assets, which were acquired in August 2024 and therefore only partially reflected in our results of operations for the prior year period.

Gross Profit

Gross profit and gross margin by segment and in total were as follows (in thousands):

	Year Ended December 31,		Year Ended December 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$27,037	79.0%	$23,742	92.0%	$3,295	13.9%
SLS	7,192	21.0%	2,071	8.0%	5,121	247.3%
Total gross profit	$34,229	100.0%	$25,813	100.0%	$8,416	32.6%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 32.6% to approximately $34.2 million, or 29.5% of sales, for the year ended December 31, 2025, from approximately $25.8 million, or 31.2% of sales, for the year ended December 31, 2024. Gross profit of our Stran segment increased to approximately $27.0 million for the year ended December 31, 2025 from approximately $23.7 million for the year ended December 31, 2024. Gross profit of our SLS segment increased to approximately $7.2 million for the year ended December 31, 2025 from approximately $2.1 million for the year ended December 31, 2024. The increase in the dollar amount of total gross profit was primarily attributable to the inclusion of a full year of consolidated operations including the Gander Group Assets, which were acquired in August 2024 and therefore only partially reflected in our operations for the prior year period. For the Stran segment, the increase in the dollar amount of gross profit was due to an increase in sales of approximately $9.4 million for the reasons described above, which was partially offset by an increase of cost of sales of approximately $6.1 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was primarily attributable to the inclusion of a full year of consolidated operations including the Gander Group Assets, which were acquired in August 2024 and therefore only partially reflected in our results of operations for the prior year period.

Gross profit margin is defined as gross profit as a percentage of sales. The decrease in total gross profit margin to 29.5% for the year ended December 31, 2025 from 31.2% for the year ended December 31, 2024 was primarily due to the Gander Group Assets, which operate at a lower gross margin than the Stran segment, and which were acquired in August 2024 and therefore only partially reflected in our results of operations for the prior year period. The gross profit margin for the Stran segment increased to 32.9% for the year ended December 31, 2025 from 32.7% for the year ended December 31, 2024. The gross profit margin for the SLS segment increased to 21.1% for the year ended December 31, 2025 from 20.8% for the year ended December 31, 2024.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Year Ended December 31,		Year Ended December 31,		Increase / (Decrease)
	2025	% of Total	2024	% of Total	$	%
Stran	$28,304	78.2%	$27,587	89.8%	$717	2.6%
SLS	7,882	21.8%	3,120	10.2%	4,762	152.6%
Total operating expenses	$36,186	100.0%	$30,707	100.0%	$5,479	17.8%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 17.8% to approximately $36.2 million for the year ended December 31, 2025, from approximately $30.7 million for the year ended December 31, 2024. Operating expenses of our Stran segment increased to approximately $28.3 million for the year ended December 31, 2025 from approximately $27.6 million for the year ended December 31, 2024. Operating expenses of our SLS segment increased to approximately $7.9 million for the year ended December 31, 2025 from approximately $3.1 million for the year ended December 31, 2024. As a percentage of sales, operating expenses decreased to 31.1% for the year ended December 31, 2025, from 37.2% for the year ended December 31, 2024. As a percentage of sales, operating expenses of our Stran segment decreased to 34.5% for the year ended December 31, 2025 from 37.9% for the year ended December 31, 2024. As a percentage of sales, operating expenses of our SLS segment decreased to 23.1% for the year ended December 31, 2025 from 31.4% for the year ended December 31, 2024. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to increased legal and accounting expenses related to the re-audit of historical financial statements, increased headcount, and higher expenses related to our e-commerce platform, Magento Open Source. For the SLS segment, the increase in the dollar amount of operating expenses was primarily attributable to the inclusion of a full year of consolidated operations including the Gander Group Assets, which were acquired in August 2024 and therefore only partially reflected in our results of operations for the prior year period.

Other Income

Other income consists of other income (expense), interest income, and realized gain on investments. Our other income was approximately $937 thousand for the year ended December 31, 2025, compared to other income of approximately $38 thousand for the year ended December 31, 2024. This increase was primarily attributable to the reversal of a portion of the allowance related to a receivable recorded in 2023, as the underlying balance was subsequently collected and management determined the allowance was no longer required. Our interest income was approximately $296 thousand for the year ended December 31, 2025, compared to approximately $305 thousand for the year ended December 31, 2024. This decrease was primarily attributable to lower interest rates earned on program deposit balances, partially offset by slightly higher average program deposit balances compared to the same period in the prior year. Our change in fair value of contingent earn-out liability was zero for the year ended December 31, 2025, compared to approximately $208 thousand for the year ended December 31, 2024. This change was primarily due to an update to the estimated fair value of the remaining contingent earn-out liabilities related to the performance of the previously acquired businesses. Our realized gain on investments was $97 thousand for the year ended December 31, 2025, compared to approximately $208 thousand for the year ended December 31, 2024. The decrease in investments reflects our utilization of cash to support the Company’s operating activities.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the year ended December 31, 2025 was approximately $120 thousand compared to approximately $5 thousand for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was 19.2%, based on the loss before income taxes of approximately $0.6 million. The effective tax rate for the year ended December 31, 2024 was 0.1%, based on the loss before income taxes of approximately $4.1 million.

The change in the effective tax rate from the comparison of 2025 and 2024 as noted above primarily relates to our estimated earnings and the Company’s position that its deferred tax assets require a full valuation allowance.

Net Loss

Our net loss for the year ended December 31, 2025 was approximately $0.7 million, compared to net loss of approximately $4.1 million for the year ended December 31, 2024. This change was primarily due to an increase in gross profit, partially offset by an increase in operating expenses, for the reasons described above.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of approximately $6.8 million and investments of approximately $4.9 million. We have financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended December 31, 2026 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(4,673)	$2,760
Net cash provided by (used in) investing activities	3,235	(533)
Net cash used in financing activities	(1,167)	(928)
Net change in cash and cash equivalents	(2,605)	1,299
Cash and cash equivalents - beginning	9,358	8,059
Cash and cash equivalents - ending	$6,753	$9,358

Net cash used in operating activities was approximately $4.7 million for the year ended December 31, 2025, as compared to net cash provided by operating activities of approximately $2.8 million for the year ended December 31, 2024. The change was primarily due to an increase in inventory due to growth in sales, a decrease in accounts payable and accrued expenses, and our rewards program liability, offset by a decrease in accounts receivable.

Net cash provided by investing activities was approximately $3.2 million for the year ended December 31, 2025, as compared to net cash used in investing activities of approximately $0.5 million for the year ended December 31, 2024. The change was primarily due to the absence of business acquisition outlays.

Net cash used in financing activities was approximately $1.1 million for the year ended December 31, 2025, as compared to approximately $0.9 million for the year ended December 31, 2024. Net cash used in financing activities was primarily due to a decrease in installment payment liabilities of approximately $0.3 million, common stock repurchased during the period of approximately $0.5 million and the payment of contingent earn-out liabilities of approximately $0.2 million.

Acquisition of Assets of Gander Group

On August 23, 2024, Stran Loyalty Solutions entered into a Secured Party Sale Agreement, dated as of August 23, 2024 (the “Sale Agreement”), between Stran Loyalty Solutions and Sallyport Commercial Finance, LLC, a Delaware limited liability company (“Secured Party”), pursuant to which Stran Loyalty Solutions agreed to purchase, on an as-is basis, all of the rights and interests of Gander Group, in and to the Gander Group Assets from Secured Party as a private sale pursuant to Article 9 of the Uniform Commercial Code (the “Gander Group Transaction”). Under the Sale Agreement, the aggregate consideration for the Gander Group Assets consisted of (a) cash payments by Stran Loyalty Solutions to Secured Party of approximately $1.1 million (the “Cash Purchase Price”), and (b) the assumption by Stran Loyalty Solutions of certain liabilities totaling approximately $5.5 million (the “Gander Group Assumed Liabilities”). At the consummation of the transactions contemplated by the Sale Agreement (the “Gander Group Transaction Closing”), Stran Loyalty Solutions paid the Cash Purchase Price, assumed the Gander Group Assumed Liabilities and indirectly acquired the Gander Group Assets, consisting of substantially all of the assets of Gander Group, including all of the equity of Gander Group Louisiana, which became a wholly-owned subsidiary of Stran Loyalty Solutions.

Contractual Obligations

Property Leases

The following is a schedule by years of future minimum lease payments (in thousands):

2026	697
2027	679
2028	335
2029	276
2030	283
Thereafter	411
Total future non-cancelable minimum lease payments	$2,681

Lease cost for the years ended December 31, 2025 and 2024 totaled approximately $0.6 million and $0.7 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of December 31, 2025 and December 31, 2024, the Company had net reward card program liabilities totaling approximately $1.5 million and $6.0 million, respectively.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our consolidated financial statements that require estimation but are not deemed critical, as defined above.

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A.29 to our financial statements beginning on page F-10 of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

During this assessment, management identified material weaknesses in our internal control over financial reporting that are discussed further below. As a result of the material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The following material weaknesses were identified:

●	There was a material weakness in our internal controls related to the proper design and implementation of certain controls over the review and approval of journal entries.

●	There was a material weakness in our internal controls related to the proper selection and development of certain information technology general controls related to user access, vendor management and change management controls that led to deficiencies in the design and operation of control activities.

Plan of Remediation of Material Weaknesses

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the year ended December 31, 2025 as follows:

●	Management, with the assistance of a third party, continued to perform an evaluation of the processes and procedures around our processes, internal control design gaps, and recommend process enhancements.

●

Management is implementing enhanced policies and procedures governing the preparation, review, and approval of journal entries. These efforts include the implementation of improved approval workflows within the Company’s NetSuite system, the establishment of more clearly defined review criteria, and the refinement of user roles and responsibilities to strengthen segregation of duties and ensure appropriate review and authorization of journal entries.

●	We continued to implement enhancements and process improvements, including the design and implementation of reporting systems relating to the January 2025 launch of our NetSuite enterprise resource planning system. These enhancements include refinements to user access controls, enhancements to vendor setup and management procedures and improvements to the documentation and review of system configuration changes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Andrew Stranberg	54	Executive Chairman, Treasurer, Secretary, and Director
Andrew Shape	52	President, Chief Executive Officer and Director
David Browner	37	Chief Financial Officer
John Audibert	39	Chief Strategy Officer and Chief Compliance Officer
Ian Wall	54	Chief Information Officer
Alan Chippindale	67	Director
Mark Charles Adams	64	Director
Sarah L. Cummins	53	Director
Brian M. Posner	64	Director

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

John Audibert has been our Chief Strategy Officer and Chief Compliance Officer since November 2025 and was our Vice President of Growth and Strategic Initiatives from March 2020 to November 2025. Mr. Audibert has over 12 years of investment banking, corporate finance and strategy consulting experience. He has been the President of Josselin Capital Advisors, Inc., a company wholly-owned by John Audibert (“JCA”), since October 2019, which provides consulting services to high-growth businesses. He was formerly President of Woodland Way Advisors, Inc., a consulting firm, from January 2015 through December 2020. Mr. Audibert previously worked in the investment banking group of Sandler O’Neill + Partners, L.P. where he provided merger and acquisition advisory as well as capital raising services to middle-market clients. Prior to joining Sandler O’Neill, he was a strategic consultant at Putnam Associates. Mr. Audibert received a bachelor’s degree with a concentration in finance from the Carroll School of Management at Boston College. Mr. Audibert was an employee of the Company from March 2020 to May 2021, and since then has continued acting in his current capacity as an independent contractor.

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

Mark Charles Adams has been a member of our board of directors since June 2025. Mr. Adams is the President and CEO of Adams Publishing Group, LLC (APG), which he founded in 2013. Under his leadership, APG has grown into a leading community-focused media organization. Prior to founding APG, Mark joined M/C Partners, a Boston-based private equity firm specializing in media where he managed the B2B, medical, and financial publishing portfolios for M/C Partners for several decades, overseeing a multi-year, multi-platform roll-up in the specialty publishing and digital space. Mr. Adams is a director of each of The Associated Press, News/Media Alliance, The McCallum Theater, and DAP Health Inc. Mr. Adams holds a B.A. in Economics from Tufts University, plus an MBA and M.S. in Communications from Boston University. We believe that Mr. Adams is qualified to serve on our board of directors due to his experience in media, publishing, and private equity.

Sarah L. Cummins has been a director of the Company since June 2025. Since September 2025, Ms. Cummins has served as the Chief Executive Officer of J4S7, LLC. From July 2024 to September 2025, Ms. Cummins served as Senior Vice President, Global Partnerships at WTA Ventures LLC, the commercial arm of the Women’s Tennis Association. Since March 2013, Ms. Cummins is the Founder and Chief Executive Officer of Cashmere Ventures, LLC, a boutique sports consulting firm. From February 2023 to July 2024, Ms. Cummins served as an Operating Partner at Isos Capital Management, LP. From December 2018 to January 2022, Ms. Cummins served as Senior Vice President, Consumer Products at World Wrestling Entertainment, Inc. (NYSE: WWE). From January 2013 to November 2018, Ms. Cummins was Head of Business Development & Strategic Partnerships at New York Road Runners, Inc. From August 2010 to October 2012, Ms. Cummins served as Vice President at Vineyard Vines LLC. From 1996 to August 2010, Ms. Cummins was Managing Director at the United States Tennis Association (“USTA”). Ms. Cummins graduated from Boston College with a Bachelor of Arts in English. We believe that Ms. Cummins is qualified to serve on our board of directors due to her extensive experience in business development, strategic partnerships, brand management, and executive leadership across the sports, entertainment, and consumer products industries.

Brian M. Posner has been a director of the Company since July 2025. Mr. Posner has served as a director of Oral Biolife, Inc since August, 2025. In addition, Mr. Posner has served as a director of Firefly Neuroscience, Inc. (Nasdaq: AIFF) since August 2024. From April 2019 to October 2024, Mr. Posner served as the Chief Financial Officer of electroCore, Inc. (Nasdaq: ECOR). Since October 2024, Mr. Posner has provided financial and accounting consulting services to electroCore. Mr. Posner currently serves as a consultant to electroCore. From April 2018 to March 2019, Mr. Posner served as the Chief Financial Officer of Cellectar Biosciences, Inc. (Nasdaq: CLRB). Mr. Posner holds an undergraduate degree in accounting from Queens College and an M.B.A. in managerial accounting from Pace University. We believe that Mr. Posner is qualified to serve on our board of directors due to his public company audit committee and chief financial officer experience.

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

Audit Committee and Audit Committee Members

Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. Mark Charles Adams, Sarah L. Cummins, and Brian M. Posner, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our Audit Committee, with Mr. Posner serving as the chairman. Our board has determined that Mr. Posner qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K.

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

The full text of the Code of Ethics and Business Conduct is posted on our website at https://ir.stran.com. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Stran & Company, Inc., 500 Victory Road, Suite 301, Quincy, MA 02171.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2025 and prior years, except as otherwise disclosed in our previous filings with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Andrew Shape, President and Chief Executive Officer	2025	407,692	50,000	-		-	-		457,692
	2024	400,000	-	-		-	-		400,000
David Browner, Chief Financial Officer	2025	253,846	25,000	7,750	(1)	-	9,900	(3)	296,496
	2024	250,000	26,250	10,275	(2)	-	9,900	(3)	296,725
Andrew Stranberg, Executive Chairman	2025	500,000	-	-		-	-		500,000
	2024	500,000	-	-		-	-		500,000

(1)	David Browner was granted 120,000 shares of common stock on November 26, 2025, which were granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Note A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K.

(2)	David Browner was granted 5,000 shares of common stock on February 15, 2024, which were granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Note A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K.

(3)	Consisted of automobile lease payments and cell phone reimbursement.

Executive Officer Employment and Consulting Agreements

Employment Agreements with Andrew Shape

On November 26, 2025, the Company entered an Amended and Restated Employment Agreement, dated as of November 26, 2025, with Andrew Shape (the “Shape Employment Agreement”), pursuant to which Mr. Shape will continue to serve as President and Chief Executive Officer of the Company. The Shape Employment Agreement amends, restates, and supersedes the prior Employment Agreement, dated as of July 13, 2021, between the Company and Mr. Shape (the “Former Shape Employment Agreement”). The Shape Employment Agreement provides for an initial term of two years commencing on November 26, 2025, with automatic one-year extensions unless either party provides 60 days’ prior written notice of non-renewal.

Under the Shape Employment Agreement, Mr. Shape will receive an annual base salary of $500,000, and will be eligible for additional annual cash bonuses based on certain target performance goals as determined by the Compensation Committee or the board of directors. The Company will provide a leased automobile (up to $750 per month), pay for Mr. Shape’s mobile phone plan and periodic upgrades, and reimburse reasonable business expenses. The Shape Employment Agreement includes indemnification and directors’ and officers’ insurance provisions, as well as clawback provisions for compensation as required by Company policy or applicable law. Mr. Shape will be entitled to participate in the Company’s benefit plans, including medical, life, disability, pension, and 401(k) plans, and will receive paid time off in accordance with Company policy.

In the event of termination by the Company without Cause (as defined by the Shape Employment Agreement), or by Mr. Shape for Good Reason (as defined by the Shape Employment Agreement), Mr. Shape will be entitled to: (i) continued payment of base salary for 18 months, subject to execution of a general release and compliance with certain conditions; (ii) reimbursement of COBRA premiums for himself and his family for up to 18 months; and (iii) immediate vesting of all outstanding unvested equity. Upon such termination, Mr. Shape will also receive any accrued but unpaid salary, expense reimbursements, and any previously granted but unpaid bonus.

The Shape Employment Agreement provides for nondisclosure of certain confidential information either during or after the term of the Shape Employment Agreement, subject to certain exceptions. The Shape Employment Agreement also contains non-competition and non-solicitation covenants, which generally apply during employment and for 12 months after the termination of Mr. Shape’s employment. The Shape Employment Agreement also includes provisions for dispute resolution by binding arbitration.

Under the Former Shape Employment Agreement, Mr. Shape received an annual salary of $400,000 and was eligible to receive an annual cash bonus as determined by the board of directors. The Former Shape Employment Agreement provided that Mr. Shape was entitled to the payment of $10,000 per month as repayment of sales commissions that had been earned in previous years totaling approximately $140,927, subject to certain terms and conditions. Repayment of these sales commissions was completed in April 2023. Further, all outstanding accrued interest upon prior-year commissions payable to Mr. Shape was orally waived on March 25, 2024.

Pursuant to the Former Shape Employment Agreement, on November 12, 2021, we awarded Mr. Shape a stock option for the purchase of 323,810 shares of the Company’s common stock at an exercise price of $4.15 per share. The stock option has fully vested. Mr. Shape is also subject to standard confidentiality and noncompetition provisions, and Mr. Shape’s stock option agreement contains certain non-competition and non-solicitation provisions pursuant to the standard form of such agreement under the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (the “Plan”).

Employment Agreements with David Browner

On November 26, 2025, the Company entered an Amended and Restated Employment Agreement, dated as of November 26, 2025, with Davud Browner (the “Browner Employment Agreement”), pursuant to which Mr. Browner will continue to serve as Chief Financial Officer of the Company. The Browner Employment Agreement amends, restates, and supersedes the prior Employment Agreement, dated as of April 14, 2023, between the Company and Mr. Browner (the “Former Browner Employment Agreement”). The Browner Employment Agreement provides for an initial term of two years commencing on November 26, 2025, with automatic one-year extensions unless either party provides 60 days’ prior written notice of non-renewal.

Under the Browner Employment Agreement, Mr. Browner will receive an annual base salary of $300,000, and will be eligible for additional annual cash bonuses based on certain target performance goals as determined by the Compensation Committee or the board of directors. Pursuant to the Browner Employment Agreement, Mr. Brown was awarded 120,000 restricted shares of common stock, which vested as to one-quarter on January 1, 2026 and as to the remainder one-third on each of the first, second and third anniversaries of the date of the Browner Employment Agreement. The Company will provide a leased automobile (up to $750 per month), pay for Mr. Browner’s mobile phone plan and periodic upgrades, and reimburse reasonable business expenses. The Browner Employment Agreement includes indemnification and directors’ and officers’ insurance provisions, as well as clawback provisions for compensation as required by Company policy or applicable law. Mr. Browner will be entitled to participate in the Company’s benefit plans, including medical, life, disability, pension, and 401(k) plans, and will receive paid time off in accordance with Company policy.

In the event of termination by the Company without Cause (as defined by the Browner Employment Agreement), or by Mr. Browner for Good Reason (as defined by the Browner Employment Agreement), Mr. Browner will be entitled to: (i) continued payment of base salary for six months, subject to execution of a general release and compliance with certain conditions, except that if such termination occurs within 90 days prior to or 12 months after a Change in Control (as defined in the Browner Employment Agreement), such payment will continue for 24 months; (ii) reimbursement of COBRA premiums for himself and his family for up to 18 months; and (iii) immediate vesting of all outstanding unvested equity. Upon such termination, Mr. Browner will also receive any accrued but unpaid salary, expense reimbursements, and any previously granted but unpaid bonus.

The Browner Employment Agreement provides for nondisclosure of certain confidential information either during or after the term of the Browner Employment Agreement, subject to certain exceptions. The Browner Employment Agreement also contains non-competition and non-solicitation covenants, which generally apply during employment and for 12 months after the termination of Mr. Browner’s employment. The Browner Employment Agreement also includes provisions for dispute resolution by binding arbitration.

On April 14, 2023, the Compensation Committee approved the Former Browner Employment Agreement, and it was entered into as of the same date. Under the Former Browner Employment Agreement, Mr. Browner was employed as the Company’s Chief Financial Officer and functioned as its principal financial officer and principal accounting officer during the term of the agreement. The initial term of the agreement was two years and automatically extended an additional year each year unless one party gave 60 days’ notice before the end of the term, unless terminated earlier in accordance with its terms as described below. Mr. Browner received an annual base salary of $250,000. In addition, the Company paid up to $750 per month to maintain a leased automobile for business use by Mr. Browner.

For each fiscal year during the term of the Former Browner Employment Agreement, Mr. Browner could receive up to three cash bonuses and six equity bonuses depending on the board’s or the Compensation Committee’s certification of the Company’s attainment of the performance conditions provided for in the Former Browner Employment Agreement. The performance conditions were based on an annual sales target, an annual gross profit target, and an annual net profit target. Each target was to be set by the board, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Browner, for the applicable fiscal year. Each target was to be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item was to be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team. The annual targets for fiscal year 2024 for purposes of the Former Browner Employment Agreement were determined not to have been met in any respect.

Under the Former Browner Employment Agreement, Mr. Browner was also eligible for additional bonus amounts as determined by the board or the Compensation Committee within its sole discretion. Mr. Browner received unlimited paid time off and paid public holidays, standard executive benefits, standard directors and officers indemnification and insurance coverage, and business-related expense reimbursements.

Employment Agreement with Andrew Stranberg

Under our employment agreement with our Executive Chairman, Andrew Stranberg, dated July 13, 2021 and effective as of November 8, 2021 (the “Stranberg Employment Agreement”), Mr. Stranberg will receive an annual salary of $500,000, and Mr. Stranberg will be eligible for an annual cash bonus as determined by the board of directors. Pursuant to the Stranberg Employment Agreement, on November 12, 2021, we awarded Mr. Stranberg a stock option for the purchase of 400,000 shares of the Company’s common stock at an exercise price of $4.15 per share under a standard form of stock option agreement under the Plan. The stock option has fully vested.

Mr. Stranberg will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance.

The initial term of the Stranberg Employment Agreement commenced on November 8, 2021 and ended on November 8, 2024. The Stranberg Employment Agreement automatically renews for an additional one-year term at the end of the current and each subsequent one-year term unless either party provides notice to the other 60 days prior to the end of the then-current term.

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

Consulting Agreements with John Audibert and Josselin Capital Advisors, Inc.

On November 25, 2025, the Compensation Committee approved a Consulting Agreement, dated as of November 26, 2025 (the “2025 Audibert Consulting Agreement”), with JCA, an entity whose sole owner and officer is John Audibert, and Mr. Audibert individually, and was entered into as of the same date. Pursuant to the 2025 Audibert Consulting Agreement, JCA and Mr. Audibert will continue to provide services to the Company in connection with Mr. Audibert’s role as Chief Strategy Officer and Chief Compliance Officer of the Company. The 2025 Audibert Consulting Agreement supersedes the prior Amended and Restated Consulting Agreement, dated as of April 14, 2023, among the Company, JCA and Mr. Audibert (the “2023 A&R Audibert Consulting Agreement”). The 2025 Audibert Consulting Agreement was approved by the Compensation Committee of the Board of Directors pursuant to a Written Consent dated November 25, 2025. The 2025 Audibert Consulting Agreement provides for an initial term of 24 months commencing on November 26, 2025, with automatic one-year extensions unless either party provides 60 days’ prior written notice of non-renewal. Under the 2025 Audibert Consulting Agreement, JCA is engaged as an independent contractor, and Mr. Audibert accepts all legal responsibilities of an “executive officer” of the Company as defined under Rule 3b-7 under the Exchange Act.

Under the 2025 Audibert Consulting Agreement, JCA will receive an annual fee of $250,000 (the “Annual Fee”), and will be eligible to earn an annual cash bonus equal to 40% of the Annual Fee for attainment of certain target performance goals, or 60% of the Annual Fee for attainment of certain above-target performance goals, in each case as determined by the Compensation Committee. In connection with the 2025 Audibert Consulting Agreement, Mr. Audibert was awarded 100,000 restricted shares of the Company’s common stock on the effective date, vesting as to one-quarter on January 1, 2026, with the remainder vesting in equal one-third installments on each of the first, second and third anniversaries of the effective date, subject to the terms of the Plan and a restricted stock award agreement. The Company will also pay JCA an automobile bonus of $750 per month during the term. JCA will be reimbursed only for reasonable and documented expenses that are preapproved in writing by the Company. The 2025 Audibert Consulting Agreement includes indemnification provisions for Mr. Audibert to the maximum extent permitted under applicable law and the Company’s bylaws, and the Company will maintain directors’ and officers’ insurance coverage at substantially the same level as in place on the effective date.

In the event of termination by the Company without Cause (as defined in the 2025 Audibert Consulting Agreement), or by JCA for Good Reason (as defined in the 2025 Audibert Consulting Agreement), JCA will be entitled to: (i) any accrued but unpaid fees and any bonus required to be paid under the agreement; and (ii) upon execution by each of JCA and Mr. Audibert of a general release, a severance payment equal to one-half of the Annual Fee, payable in six monthly installments. In addition, if JCA is terminated by the Company for any reason other than expiration of the term or for Cause, or upon a Change in Control (as defined in the 2025 Audibert Consulting Agreement), all outstanding unvested equity grants, including grants of shares, restricted stock units, or stock options, will vest immediately and, to the extent permissible under applicable law, all lockups and restrictions on the sale of such equity will be deemed lifted. If the termination without Cause occurs within 90 days prior to, or 12 months after, a Change in Control, the severance payment will instead equal two times the Annual Fee, payable in 24 monthly installments, subject to execution of the general release. The 2025 Audibert Consulting Agreement also contains confidentiality, noninterference and work product assignment provisions.

On April 14, 2023, the Compensation Committee approved the 2023 A&R Audibert Consulting Agreement, and was entered into as of the same date.

Under the 2023 A&R Audibert Consulting Agreement, JCA provided services to the Company in connection with Mr. Audibert’s position as an executive officer of the Company for a 24-month term, unless terminated earlier in accordance with its terms as described below. JCA received an annual fee of $200,000 and a monthly automobile bonus of $750.

For each fiscal year during the term of the 2023 A&R Audibert Consulting Agreement, JCA could receive up to six equity bonuses depending on the board of directors’ or the Compensation Committee’s certification of the Company’s attainment of the performance conditions provided for such bonuses to be granted in the agreement. The performance conditions were based on an annual sales target and an annual net profit target. Each target was to be set by the board, the Compensation Committee, or an executive officer or other party delegated with such authority other than Mr. Audibert, for the applicable fiscal year. Each target was to be measured against the audited U.S. GAAP-compliant financial statements of the Company for that year, except that net profit or the equivalent item was to be adjusted to exclude expenses related to annual bonus payments to the Company’s executive officers or members of its management team. The annual targets for fiscal year 2024 for purposes of the 2023 A&R Audibert Consulting Agreement were determined not to have been met in any respect.

Under the 2023 A&R Audibert Consulting Agreement, JCA was also eligible for additional bonus amounts as determined by the board or the Compensation Committee within its sole discretion. JCA provided services under the 2023 A&R Audibert Consulting Agreement as an independent contractor. JCA and Mr. Audibert did not receive employee or executive benefits. JCA and Mr. Audibert were solely responsible for any business-related expenses.

JCA and Mr. Audibert are also subject to general confidentiality and non-interference provisions under the 2023 A&R Audibert Consulting Agreement and general non-competition and non-solicitation provisions in JCA’s stock option agreement and restricted stock award agreement pursuant to the standard forms of such agreements under the Plan.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Shape	323,810	(1)	0	(1)	—		$4.15	11/11/2031	—		$—		—	$—
Andrew Stranberg	400,000	(2)	0	(2)	—		$4.15	11/11/2031	—		$—		—	$—
David Browner	58,000	(3)	—		—		$4.15	11/11/2031	—		$—		—	$—
	7,500	(4)	—		92,500	(4)	$1.72	4/14/2033	120,000	(5)	199,200	(6)	—	$—

(1)	On November 12, 2021, Andrew Shape was granted an option to purchase 323,810 shares of common stock. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(2)	On November 12, 2021, Andrew Stranberg was granted an option to purchase 400,000 shares of common stock. The option is subject to vesting over a four-year period with 25% of the option vesting on the first anniversary of the date of grant and the balance (75%) vesting monthly over the following three years after the first anniversary of the date of grant at a rate of 1/36 per month.

(3)	On November 12, 2021, David Browner was granted an option to purchase 58,000 shares of common stock. The option was subject to vesting over a three-year period with one-third (1/3) of the option vesting on each of the first, second, and third anniversaries of the date of grant.

(4)	On April 14, 2023, David Browner was granted an option to purchase 100,000 shares of common stock. The option was subject to performance conditions to vesting. On February 15, 2024, the Compensation Committee certified the attainment of performance conditions as to the vesting of 7,500 shares upon exercise of this option.

(5)	On November 26, 2025, David Browner was granted 120,000 restricted shares of common stock, which were subject to vesting as to one-quarter on January 1, 2026 and as to the remainder one-third on each of the first, second and third anniversaries of the date of the Browner Employment Agreement.

(6)	Based on the reported closing sale price on Nasdaq on December 31, 2025 of $1.66 per share.

Director Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the directors who are not named executive officers for services rendered in all capacities during the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mark Charles Adams	$10,000		14,173	(1)	3,858	(2)	—	—		$28,031

Sarah L. Cummins	$10,000		14,173	(3)	3,858	(2)	—	—		$28,031

Brian M. Posner	$6,500		12,466	(4)	4,172	(5)	—	—		$23,138

Alan Chippindale	$37,382	(6)	42,973	(7)	3,858	(8)	—	—		$84,213

Travis McCourt(9)	$40,646	(6)	—		0	(10)	—	—		$40,646

Alejandro Tani(9)	$39,146	(6)	—		0	(10)	—	—		$39,146

Ashley Marshall(9)	$39,146	(6)	—		0	(10)	—	—		$39,146

(1) Mark Charles Adams was granted 9,449 shares of common stock on June 20, 2025. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K. As of December 31, 2025, Mr. Adams had an outstanding stock award consisting of 9,449 shares of common stock, of which 4,725 shares were subject to vesting.

(2) Each of Mark Charles Adams and Sarah L. Cummins was granted an option to purchase up to 10,000 shares of common stock on June 20, 2025. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K. As of December 31, 2025, each of Mr. Adams and Ms. Cummins had an outstanding stock option award to purchase up to 10,000 shares of common stock, of which 5,000 shares were subject to vesting.

(3) Sarah L. Cummins was granted 9,449 shares of common stock on June 20, 2025. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K. As of December 31, 2025, Ms. Cummins had outstanding stock awards consisting of 32,492 shares of common stock, of which 4,725 shares were subject to vesting.

(4) Brian M. Posner was granted 8,904 shares of common stock on July 8, 2025. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K. As of December 31, 2025, Mr. Posner had an outstanding stock award consisting of 8,904 shares of common stock, of which 4,452 were subject to vesting.

(5) Brian M. Posner was granted an option to purchase up to 10,000 shares of common stock on July 8, 2025. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K. As of December 31, 2025, Mr. Posner had an outstanding stock option consisting of 10,000 shares of common stock, of which 5,000 were subject to vesting.

(6) Each Independent Director Agreement, dated as of July 20, 2021, between the Company and each of Alan Chippindale, Travis McCourt, Alejandro Tani, and Ashley L. Marshall (the “July 2021 Independent Director Agreements”), provided for a certain annual cash fee; and one stock option grant to purchase 5,000 shares of common stock at an exercise price of $4.15 per share, which was made upon execution of each of the July 2021 Independent Director Agreements. During the fiscal year ended December 31, 2025, the Company was required to pay an annual cash fee of $20,000 to Ms. Marshall and Mr. Tani, and $26,000 to Mr. McCourt and Mr. Chippindale on a quarterly basis pursuant to the July 2021 Independent Director Agreements. In addition, the July 2021 Independent Director Agreements provided for an annual grant of shares of restricted common stock that would have had an aggregate grant date fair value of $12,000, computed in accordance with ASC Topic 718 based on the assumptions described in Note A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K, on each of July 20, 2022, July 20, 2023, and July 20, 2024, subject to vesting in four equal quarterly installments commencing in the quarter ended March 31 of the following year. The Company did not make these stock grants due to an administrative oversight. As a remedial action, in June 2025, the Company paid $34,146 in cash to each of Ms. Marshall, Mr. McCourt, and Mr. Tani, and paid $11,382 in cash and granted 20,000 shares of common stock under the Plan to Mr. Chippindale. On June 17, 2025, Mr. McCourt resigned, and on June 18, 2025, Ms. Marshall and Mr. Tani resigned, each effective immediately.

(7) Alan Chippindale was granted 20,000 shares of common stock on June 11, 2025 and 9,449 shares of common stock on June 20, 2025. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K. As of December 31, 2025, Alan Chippindale had outstanding stock awards consisting of 32,341 shares of common stock, of which 4,725 shares were subject to vesting.

(8) Alan Chippindale was granted a stock option to purchase up to 10,000 shares of common stock on June 20, 2025. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Notes A.21 to the Company’s financial statements beginning on page F-10 of this Annual Report on Form 10-K. As of December 31, 2025, Alan Chippindale had outstanding stock option awards to purchase up to 15,000 shares of common stock, of which 5,000 shares were subject to vesting.

(9) Each of Travis McCourt, Alejandro Tani, and Ashley Marshall was a director of the Company from November 2021 to June 2025.

(10) As of December 31, 2025, each of Travis McCourt, Alejandro Tani, and Ashley Marshall had outstanding stock awards consisting of 2,892 shares of common stock.

Independent Director Agreements

On June 20, 2025, the Company entered into an Independent Director Agreement, dated as of June 20, 2025, with each of Mark Charles Adams and Sarah L. Cummins, and an Amended and Restated Independent Director Agreement, dated as of June 20, 2025, with Alan Chippindale, which superseded the July 2021 Independent Director Agreement with Mr. Chippindale (each, an “June 2025 Independent Director Agreement”). Pursuant to each June 2025 Independent Director Agreement, the Company will pay each of Mr. Adams, Ms. Cummins, and Mr. Chippindale $20,000 annually in cash for services as an independent director and $6,000 annually in cash for services as chairman of either the Audit Committee or the Compensation Committee. The annual fee will be paid to each director in four equal installments no later than the fifth business day of each calendar quarter commencing in the first quarter following the date of the agreements. On June 20, 2025, the Company also granted each of Mr. Adams, Ms. Cummins, and Mr. Chippindale 9,449 restricted shares of common stock, and, on each anniversary during the term of each respective June 2025 Independent Director Agreement, will grant each of them restricted shares of common stock worth $12,000, based on the 30-day average trailing volume-weighted average price. In addition, on June 20, 2025, the Company granted each of Mr. Adams, Ms. Cummins, and Mr. Chippindale a stock option to purchase 10,000 shares of common stock with an exercise price of $1.27 per share, based on the 30-day average trailing volume-weighted average price as of June 20, 2025.

On July 8, 2025, the Company entered into an Independent Director Agreement, dated as of July 8, 2025 (the “July 2025 Independent Director Agreement”), with Mr. Posner. Pursuant to the July 2025 Independent Director Agreement, the Company will pay Mr. Posner $20,000 annually in cash for services as an independent director and $6,000 annually in cash for services as chairman of the Audit Committee. On July 8, 2025, the Company also granted Mr. Posner 8,904 restricted shares of common stock, and, on each anniversary during the term of the July 2025 Independent Director Agreement, will grant Mr. Posner restricted shares of common stock valued at $12,000, based on the average of the volume-weighted average prices of the Company’s common stock for each of the 30 trading days prior to each grant date. In addition, on July 8, 2025, the Company granted Mr. Posner a stock option to purchase 10,000 shares of common stock with an exercise price of $1.3477 per share, based on the average of the volume-weighted average prices of the Company’s common stock for each of the 30 trading days prior to July 8, 2025.

Indemnification Agreements and Directors and Officers Liability Insurance

We have entered into a standard indemnification agreement with each of our officers and directors. The full text of the form of indemnification agreement is filed with this Annual Report on Form 10-K as Exhibit 10.8.

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

Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan

On September 14, 2021, we established the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2025, 881,712 shares remained available for issuance under the Plan, including shares not otherwise reserved for outstanding stock options issued under the Plan.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 23, 2026 by (i) each of our named executive officers, other executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class (%)(3)
Common Stock	Andrew Shape	3,640,810	(4)	19.1
Common Stock	David Browner	223,000	(5)	1.2
Common Stock	Andrew Stranberg	5,566,190.143	(6)	29.2
Common Stock	John Audibert	298,250	(7)	1.6
Common Stock	Ian Wall	22,000	(8)	*
Common Stock	Alan Chippindale	52,841	(9)	*
Common Stock	Mark Charles Adams	16,949	(10)	*
Common Stock	Sarah L. Cummins	39,992	(11)	*
Common Stock	Brian M. Posner	16,404	(12)	*
Common Stock	All directors and executive officers (9 persons)	9,876,436.143		50.4

*	A percentage of shares beneficially owned by a director of the Company that does not exceed one percent of the outstanding shares of common stock as of March 23, 2026.

(1)	Unless otherwise specified, the address of each of the persons named in this table is c/o Stran & Company, Inc., 500 Victory Road, Suite 301, Quincy, MA 02171.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 23, 2026, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	Based on 18,690,158 shares of common stock issued and outstanding as of March 23, 2026. For each beneficial owner above, any options exercisable within 60 days of March 23, 2026 have been included in the denominator upon which the percentage is based.

(4)	Consisted of (i) 3,317,000 shares of common stock and (ii) 323,810 shares of common stock issuable upon exercise of an option. The shares of common stock are pledged as a security interest pursuant to a purchase money promissory note issued to Andrew Stranberg as collateral for Andrew Shape’s repayment obligations under this instrument. Mr. Shape may sell these shares subject to the security interest at prevailing market prices so long as such portion of the sale proceeds as is required under the promissory note to repay the note is so used to repay the note.

(5)	Consisted of (i) 157,500 shares of common stock and, (ii) 65,500 shares of common stock issuable upon exercise of options.

(6)	Consisted of (i) 5,166,190.143 shares of common stock and (ii) 400,000 shares of common stock issuable upon exercise of an option.

(7)	Consisted of (i) 237,750 shares of common stock and (ii) 60,500 shares of common stock issuable upon exercise of an option within 60 days of March 23, 2026.

(8)	Consisted of (i) 12,000 shares of common stock and (ii) 10,000 shares of common stock issuable upon exercise of an option within 60 days of March 23, 2026.

(9)	Consisted of (i) 40,341 shares of common stock and (ii) 12,250 shares of common stock issuable upon exercise of options within 60 days of March 23, 2026.

(10)	Consisted of (i) 9,449 shares of common stock and (ii) 7,500 shares of common stock issuable upon exercise of an option within 60 days of March 23, 2026.

(11)	Consisted of (i) 32,492 shares of common stock and (ii) 7,500 shares of common stock issuable upon exercise of an option within 60 days of March 23, 2026.

(12)	Consisted of (i) 8,904 shares of common stock and (ii) 7,500 shares of common stock issuable upon exercise of an option within 60 days of March 23, 2026.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,394,500	(2)(3)	$3.89	(3)	881,712	(4)
Equity compensation plans not approved by security holders	-		-		-
Total	1,394,500	(2)(3)	$3.89	(3)	881,712	(4)

(1)	On September 14, 2021, the board of directors and the stockholders of the Company approved the Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – Amended and Restated 2021 Equity Incentive Plan”.

(2)	Includes both vested and unvested options to purchase common stock under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2025.

(3)	The amount in column (a) includes shares issuable upon exercise of all options subject to time-based vesting conditions, and 100,000 shares under an annual stock option grant right to which Ian Wall, Chief Information Officer, is entitled if specified targets are met and pursuant to the other terms and conditions of the Plan as of December 31, 2025. The number of shares subject to these awards may overstate expected dilution because the awards reflect the maximum number of shares to be awarded under targets that may not be achieved. The weighted-average exercise price in column (b) does not take these awards into account.

(4)	Represents shares available for award grant purposes under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2024 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Non-Employee Director Affiliates

Transaction with Innovative Genetics (Alejandro Tani)

Alejandro Tani, a former director of the Company, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics Inc. (“Innovative Genetics”). Under a Branded Packaging Agreement between Innovative Genetics and the Company, dated as of March 6, 2023 (the “Innovative Genetics Packaging Agreement”), Innovative Genetics granted the Company a limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade names and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons. The branded products must meet Innovative Genetics’ quality standards. Innovative Genetics will pay the Company within 90 days after the date of an invoice under the agreement, subject to the Company’s credit policies and procedures and discretionary right to modify payment or credit. Each statement of work under the Innovative Genetics Packaging Agreement must have a personal guaranty stating that Innovative Genetics’ principal will pay any invoices related to that statement of work regardless of financial stability of Innovative Genetics. All products and services provided to Innovative Genetics and any services that Innovative Genetics may provide to the Company in exchange for such products and services under the Innovative Genetics Packaging Agreement will be based on a commercial relationship and any such services will include only non-advisory services. The Innovative Genetics Packaging Agreement does not contemplate any accounting, consulting, legal, investment banking or financial advisory services. The Innovative Genetics Packaging Agreement will terminate upon 90 days’ written notice to the other party.

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

As of December 31, 2025, the balance owed by Innovative Genetics under the Innovative Genetics SOW was $829,000, in addition to related shipping costs with a 30% markup, and duties, taxes, or tariffs at cost. 8% annual interest began to accrue on the balance for past due payment status as of December 31, 2024.

As of December 31, 2025, the approximate dollar value of Mr. Tani’s interest in the transaction described above was $829,000. In addition, accrued annual interest of 8% for past due payment status, related shipping costs with a 30% markup, and duties, taxes, or tariffs at cost will be the responsibility of Mr. Tani as guarantor of Innovative Genetics’ payment obligations and a potential debtor to the Company pursuant to the Tani Guaranty. The payments by Innovative Genetics in the current or any of the past three fiscal years do not exceed 5% of our consolidated gross revenues for that year, or $200,000, whichever is more.

Transactions with Engage and Excel (Alan Chippindale)

Alan Chippindale, a member of our board of directors, the chairman of the Compensation Committee, and a member of the Company’s Nominating and Corporate Governance Committee, is the President of Engage & Excel. In 2024, we paid Engage & Excel $7,500 for recruiting fees and $18,848 for consulting fees relating to the T R Miller assets acquisition. We also agreed to pay Engage & Excel 1.5% of the contribution margin of the T R Miller assets for two years, paid annually. In 2025, the company paid Engage & Excel $10,000 for recruiting fees and $20,785 related to T R Miller assets acquisition. The fees paid or that we have agreed to pay to Engage & Excel for consulting services to date have totaled less than $200,000. The board of directors has determined that Mr. Chippindale remains eligible under Nasdaq rules to serve as an “independent director” of the Company and as a member and chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

Repurchase of Shares from Officer

On August 28, 2025, the Company entered into a Stock Purchase Agreement (the “Shape Stock Purchase Agreement”) with Andrew Shape, the Company’s President, Chief Executive Officer and a director. Pursuant to the Shape Stock Purchase Agreement, the Company repurchased 100,000 shares of common stock, at a price of $1.47 per share, for an aggregate purchase price of $147,024 (the “Repurchase”).

The Repurchase was effected under, and counted toward, the Company’s previously disclosed stock repurchase program authorized by the board of directors on February 21, 2022, which permits the Company to repurchase up to $10 million of its outstanding common stock in accordance with applicable securities laws, including Rule 10b-18 promulgated under the Exchange Act.

Open-Market Purchases of Common Stock by Related Persons

On June 27, 2025, John Audibert, the Chief Strategy Officer and Chief Compliance Officer of the Company, purchased 4,500 shares of common stock on the open market at an average price of $1.4955.

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

Audit Committee

Mark Charles Adams, Sarah L. Cummins, and Brian M. Posner, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our Audit Committee, with Mr. Posner serving as the chairman. Our board has determined that Mr. Posner qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

Compensation Committee

Alan Chippindale, Mark Charles Adams and Sarah L. Cummins, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our Compensation Committee, with Mr. Chippindale serving as the chairman. The members of the Compensation Committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

Nominating and Corporate Governance Committee

Sarah L. Cummins, Mark Charles Adams, and Alan Chippindale, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Nasdaq’s rules, serve on our Nominating and Corporate Governance Committee, with Ms. Cummins serving as the chairman. The Nominating and Corporate Governance Committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

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

Independent Auditors’ Fees

The aggregate fees billed to the Company by CBIZ CPAs P.C. (CBIZ CPAs) and Marcum LLP (Marcum) as the Company’s principal accountant for the indicated services for each of the last two fiscal years were as follows:

	CBIZ CPAs	Marcum
	Year Ended December 31,	Year Ended December 31,
	2025	2025	2024
Audit fees	$341,250	$597,500	$518,000
Audit-related fees	—	—	—
Tax fees	63,000	—	—
All other fees	—	—	—
Total	$404,250	$597,500	$518,000

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

Audit-Related Fees

Audit-related fees consist of aggregate fees billed in each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. We did not engage our principal accountant to provide audit-related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed in each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We engaged our principal accountant to provide tax compliance, tax advice or tax planning services during the year ended December 31, 2025, however we did not engage our principal accountant to provide such services during the year ended December 31, 2024.

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2025 and 2024 by the Company’s principal accountant with respect to these years, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by the principal accountant with respect to these years were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

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

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of Stran & Company, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on October 7, 2021)
3.2	Amended and Restated Bylaws of Stran & Company, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-1 filed on October 22, 2021)
4.1	Warrant Agency Agreement dated November 8, 2021 between Stran & Company, Inc. and Vstock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 12, 2021)
4.2	Representative’s Warrant Agreement dated November 12, 2021, between Stran & Company, Inc. and Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on December 7, 2021)
4.3	Representative’s Warrant Agreement between Stran & Company, Inc. and David W. Boral (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on December 7, 2021)
4.4	Representative’s Warrant Agreement dated November 12, 2021, between Stran & Company, Inc. and Joseph T. Rallo (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on December 7, 2021)
4.5	Representative’s Warrant Agreement dated November 12, 2021, between Stran & Company, Inc. and U.s> Tiger Securities, Inc. (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on December 7, 2021)
4.6	Form of Private Placement Common Stock Purchase Warrant, dated December 10, 2021 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on December 13, 2021)
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on December 13, 2021)
4.8*	Description of Securities of Stran & Company, Inc.

10.1†	Employment Agreement between Stran & Company, Inc. and Andrew Stranberg, dated as of July 13, 2021 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on October 7, 2021)
10.2†	Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on October 7, 2021)
10.3†	Form of Stock Option Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on October 7, 2021)
10.4†	Form of Restricted Stock Award Agreement for Stran & Company, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1 filed on October 7, 2021)
10.5	Land and Building Lease Agreement, dated May 31, 2023, between Miller Family Walpole LLC and Stran & Company, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 1, 2023)
10.6†	Employment Agreement between Stran & Company, Inc. and Ian Wall, dated December 11, 2023 (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 28, 2024)
10.7†	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 23, 2025)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 28, 2024)
10.9	Stock Purchase Agreement, dated as of August 28, 2025, between Stran & Company, Inc. and Andrew Shape (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 29, 2025)
10.10†	Amended and Restated Employment Agreement, dated as of November 26, 2025, between Andrew Shape and Stran & Company, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2025)
10.11†	Amended and Restated Employment Agreement, dated as of November 26, 2025, between David Browner and Stran & Company, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 28, 2025)
10.12†*	Consulting Agreement dated November 26, 2025, among Stran & Company, Inc., Josselin Capital Advisors, Inc., and John Audibert
10.13*	Lease between 500 Victory Road Associates Limited Partnership and Stran & Company, Inc. dated as of January 10, 2025
10.14	Director Separation and Indemnification Agreement, dated as of June 16, 2025, between Stran & Company, Inc. and Ashley L. Marshall (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 12, 2025)
10.15	Director Separation and Indemnification Agreement, dated as of June 16, 2025, between Stran & Company, Inc. and Alejandro Tani (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 12, 2025)
10.16	Director Separation and Indemnification Agreement, dated as of June 17, 2025, between Stran & Company, Inc. and Travis McCourt (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 12, 2025)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on October 7, 2021)
19.1	Stran & Company, Inc. Second Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed on March 28, 2024)
21.1	List of Subsidiaries of Stran & Company, Inc. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed on April 14, 2025)
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Stran & Company, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 28, 2024)
101.PRE*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.SCH*	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*	XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

STRAN & COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Stran & Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Stran & Company, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey

March 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Stran & Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Stran & Company, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2024 to 2025.

Marlton, New Jersey

April 14, 2025

STRAN & COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,753	$9,358
Investments	4,872	8,856
Accounts receivable, net	17,252	18,092
Accounts receivable - related parties, net	—	573
Inventory	7,621	5,389
Prepaid corporate taxes	—	28
Prepaid expenses	1,778	2,308
Deposits	363	423
Other current assets	2	455
Total current assets	38,641	45,482

Property and equipment, net	1,944	1,701

OTHER ASSETS:
Intangible assets - customer lists, net	3,690	4,170
Intangible assets - trade name	654	654
Goodwill	2,321	2,321
Other assets	53	23
Right of use assets	2,045	797
Total other assets	8,763	7,965
Total assets	$49,348	$55,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,568	$8,919
Accrued payroll and related	1,970	1,513
Unearned revenue	3,201	4,423
Rewards program liability	1,500	6,000
Sales tax payable	327	353
Current portion of contingent earn-out liabilities	105	256
Current portion of installment payment liabilities	230	365
Current portion of lease liabilities	602	366
Total current liabilities	16,503	22,195

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	455	455
Long-term installment payment liabilities	147	425
Long-term lease liabilities	1,695	432
Loan - vehicle	47	—
Total long-term liabilities	2,344	1,312
Total liabilities	18,847	23,507

Commitments and contingencies (Note K)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,508,157 and 18,598,574 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	37,925	38,391
Accumulated deficit	(7,489)	(6,742)
Accumulated other comprehensive income (loss)	63	(10)
Total stockholders’ equity	30,501	31,641
Total liabilities and stockholders’ equity	$49,348	$55,148

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except share and per share amounts)

	2025	2024
SALES
Sales	$116,191	$82,194
Sales – related parties	—	460
Total sales	116,191	82,654

COST OF SALES:
Cost of sales	81,962	56,487
Cost of sales - related parties	—	354
Total cost of sales	81,962	56,841

GROSS PROFIT	34,229	25,813

OPERATING EXPENSES:
General and administrative expenses	36,186	30,707
Total operating expenses	36,186	30,707

LOSS FROM OPERATIONS	(1,957)	(4,894)

OTHER INCOME:
Other income	937	38
Interest income	296	305
Change in fair value of contingent earn-out liability	—	208
Realized gain on investments	97	208
Total other income	1,330	759

LOSS BEFORE INCOME TAXES	(627)	(4,135)

Provision for income taxes	120	5

NET LOSS	$(747)	$(4,140)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.22)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	18,458,827	18,587,607

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands)

	2025	2024
Net loss	$(747)	$(4,140)

Other comprehensive income:
Unrealized gain on investment, net of tax	73	3
Total other comprehensive income	73	3

Comprehensive loss	$(674)	$(4,137)

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2024	—	$—	18,539,000	$2	$38,263	$(13)	$(2,602)	$35,650
Stock-based compensation	—	—	59,574	—	128	—	—	128
Other comprehensive income	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(4,140)	(4,140)
Balance, December 31, 2024	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	$31,641
Issuance of restricted stock awards	—	—	277,251	—	—	—	—	—
Stock-based compensation	—	—	9,833	—	88	—	—	88
Stock repurchased and retired	—	—	(377,501)	—	(554)	—	—	(554)
Other comprehensive income	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(747)	(747)
Balance, December 31, 2025	—	$—	18,508,157	$2	$37,925	$63	$(7,489)	$30,501

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(747)	$(4,140)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,107	824
Noncash operating lease expense	829	539
Provision for credit losses	373	211
Change in allowance for credit losses – related parties	401	327
Change in fair value of contingent earn-out liability	—	(208)
Noncash interest accretion	49	125
Stock-based compensation	88	128
Unrealized gain on investments	—	3

Changes in operating assets and liabilities:
Accounts receivable, net	468	(263)
Accounts receivable – related parties, net	172	(148)
Inventory	(2,232)	333
Prepaid corporate taxes	28	33
Prepaid expenses	530	(425)
Deposits	60	1,367
Other assets	423	(455)
Accounts payable and accrued expenses	(354)	60
Accrued payroll and related	457	(1,291)
Unearned revenue	(1,221)	1,159
Rewards program liability	(4,500)	5,125
Sales tax payable	(26)	(17)
Operating lease liabilities	(578)	(527)
Net cash (used in) provided by operating activities	(4,673)	2,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(1,469)
Additions to property and equipment	(823)	(601)
Proceeds from sale of investments	9,249	8,659
Purchase of investments	(5,191)	(7,122)
Net cash provided by (used in) investing activities	3,235	(533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(151)	(68)
Payment of installment payment liabilities	(462)	(760)
Payment of notes payable	—	(100)
Payment for stock repurchase	(554)	—
Net cash used in financing activities	(1,167)	(928)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,605)	1,299

CASH AND CASH EQUIVALENTS - BEGINNING	9,358	8,059
CASH AND CASH EQUIVALENTS - ENDING	$6,753	$9,358

The accompanying notes are an integral part of these consolidated financial statements.

STRAN & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(CONTINUED)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2025	2024
Cash paid during the period for:
Interest	$24	$95
Income taxes	$140	$5

Noncash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$2,077	$—
Assets acquired in Gander Group business acquisition	$—	$8,093
Liabilities assumed in Gander Group business acquisition	$—	$6,624

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

Unless otherwise stated in this Annual Report on Form 10-K, references to “we”, “our”, or the “Company” refer to Stran & Company, Inc. The Company is headquartered in Quincy, Massachusetts.

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

3.	Method of Accounting - The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

4.	Principles of Consolidation - The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

5.	Emerging Growth Company - The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

6.	Cash and Cash Equivalents - The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

7.	Fair Value Measurements and Fair Value of Financial Instruments - The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, rewards program liability, and sales tax payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

As of December 31, 2025 and December 31, 2024, the Company maintained deposits in four banks that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (“FDIC”).

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

For the year ended December 31, 2025, the Company had no major customers to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from two customers amounting to 24.1% of the total accounts receivable balance as of December 31, 2025.

For the year ended December 31, 2024, the Company had no major customer to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from two customers amounting to 20.5% of the total accounts receivable balance.

10.	Inventory - Inventory consists of finished goods (branded products) and goods in process (un-branded products awaiting decoration). All inventory is stated at the lower of cost (first-in, first-out method) or net realizable value.

11.	Property and Equipment, Net - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred whereas major betterments are capitalized. Depreciation is provided using straight-line and accelerated methods. The Company’s property and equipment asset classes are depreciated over a five year expected useful life, with the exception of leasehold improvements, which are depreciated over the lesser of five years or remaining lease term.

12.	Goodwill and Long-lived Assets- Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company reviews goodwill for possible impairment annually on October 1 every year or whenever events or circumstances indicate that the carrying amount may not be recoverable.

In connection with its annual or interim impairment assessments, the Company first has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing this qualitative assessment, the Company considers various events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, recent market transactions, changes in cost factors, overall financial performance, changes in projected future cash flows, and other relevant entity-specific events. If, after evaluating these factors, the Company concludes that it is not more likely than not that a reporting unit’s fair value is less than its carrying value, no further testing is required.

The Company may elect to bypass the qualitative assessment and proceed directly to a quantitative goodwill impairment test. If a quantitative test is performed, the Company estimates the fair value of the reporting unit and compares it to the reporting unit’s carrying amount, including goodwill. An impairment loss is recognized for the amount, if any, by which the carrying amount exceeds the estimated fair value of the reporting unit, limited to the carrying amount of goodwill.

The estimated fair value of a reporting unit is determined using a combination of the income approach and the market approach. Under the income approach, fair value is based on the present value of estimated future cash flows, which requires the Company to make significant judgments and assumptions, including projections of future revenue growth, operating margins, capital expenditures, working capital requirements, income taxes, long-term growth rates used to estimate terminal value, and discount rates. The market approach uses valuation multiples derived from comparable publicly traded companies and recent market transactions and is used to corroborate the results of the income approach.

The fair value measurements derived from the discounted cash flow model rely primarily on unobservable inputs and therefore are classified as Level 3 inputs within the fair value hierarchy. To the extent used, market-based inputs such as quoted share prices and observable market multiples are classified as Level 1 or Level 2 inputs, as applicable.

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

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

The Company’s contract review and approval process varies depending on whether the customer transaction involves a one-time sale or a longer-term customer relationship. For customers entering into longer-term arrangements, the Company typically executes a Master Services Agreement (“MSA”), which establishes the general contractual framework governing the relationship. Specific goods or services are then provided pursuant to individual customer orders, statements of work, or purchase orders issued under the MSA. For one-time sales, transactions may be approved through email confirmation, electronic signature, or other documented customer authorization. Once the contract is identified and approved, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The Company identifies each piece of promotional product as an individual performance obligation based on the following fact pattern. Customers can benefit from each item of promotional product produced on its own. Each piece of promotional product does not significantly modify or customize other promotional products and are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate shipments to meet customer demands. As such, each piece of promotional product is considered a separate and distinct performance obligation.

The transaction price for the majority of the Company’s sales, which are recorded net of sales tax, can be clearly identified in a significant majority of the contracts due to an observable selling price. The transaction price is then allocated to the performance obligation(s), i.e. promotional product. The agreements include clearly identified prices.

The Company recognizes revenue when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Stran evaluates transfer of control primarily from the customer’s perspective. Considering the transaction from the customer’s perspective reduces the risk that revenue is recognized for activities that do not transfer control of a good or service to the customer. Management determines, at contract inception, whether control of a good or service transfers to a customer over time or at a point in time. The assessment of whether control transfers over time or at a point in time is critical to the timing of revenue recognition. Payments from customers received in advance of the performance obligation being met are recognized as liabilities until performance occurs. Receivables from customers are generally due within 30 days of the invoice date, which represents the standard payment terms for the majority of customers; however, certain customers are granted extended payment terms of up to 90 days.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

14.	Accounts Receivable and Allowance for Credit Losses - Accounts receivable at December 31, 2025 and December 31, 2024, includes allowance for credit losses of $1,378 and $791 (inclusive of $829 and $327 for related party receivables), respectively. Accounts receivable at December 31, 2023 was $17,076 (inclusive of $853 for related party receivables and net of an allowance for credit losses of $317).

	December 31, 2025	December 31, 2024
Trade accounts receivable	$17,801	$18,556
Less: allowance for credit losses on accounts receivable	(549)	(464)
Total accounts receivable, net	$17,252	$18,092
Accounts receivable - related party	$829	$900
Less: allowance for credit losses on accounts receivable - related party	(829)	(327)
Total accounts receivable - related party, net	$—	$573
Total accounts receivable from all sources, net	$17,252	$18,665

The Company evaluates our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and the financial condition of our customers. The Company also considers the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note Q, “Credit Losses,” to the consolidated financial statements included in this report for more information.

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

17.	Segments - The Company operates in two reportable segments: Stran & Company, Inc. and Stran Loyalty Solutions. The Company’s Chief Executive Officer is considered to be the chief operating decision maker (“CODM”). The CODM reviews operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP.

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

During the periods presented, the Company reported its financial performance based on the following segments: Stran & Company and Stran Loyalty Solutions.

18.	Uncertainty in Income and Other Taxes - The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof. Any accrued interest and penalties associated with unrecognized tax benefits are recorded as components of income tax expense.

As of December 31, 2024, the Company determined it had uncertain tax positions of $3,141. During the quarter ended September 30, 2025, the Company reversed its previously recorded uncertain tax positions considering the filing of its tax return for the year ended December 31, 2024. This reversal did not affect the income tax provision or tax balances recognized on the consolidated balance sheet as there were only offsetting changes in individual temporary differences. As of December 31, 2025, the Company has no uncertain tax positions requiring recognition in the consolidated financial statements.

19.	Income Taxes - The Company is subject to income taxes in the U.S. federal jurisdiction, Massachusetts, New York, and various other state jurisdictions. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. The Company monitors the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years and impacts of the timing of reversal of existing temporary differences. The Company also relies on the assessment of projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. The Company’s valuation allowance assessment is based on the best estimate of future results considering all available information.

20.	Loss per Share - Basic loss per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

21.	Stock-Based Compensation - The Company accounts for its stock-based awards in accordance with ASC 718, Compensation - Stock Compensation. This guidance requires all stock-based payments to employees to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company has elected to account for forfeitures as they occur. The Company is recognizing compensation costs only for those stock-based awards expected to vest. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. The Company records compensation cost as an element of general and administrative expense in the accompanying consolidated statements of operations.

22.	Stock Option and Warrant Valuation - Stock option and warrant valuation models require the input of assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non-employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

23.	Sales Tax - Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. The Company remits sales, use, and GST taxes to Massachusetts, other state jurisdictions, and Canada, respectively.

24.	Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2025 and 2024, advertising costs amounted to $467 and $511, respectively.

25.	Use of Estimates - The Company prepares its consolidated financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

26.	Derivative Financial Instruments - The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

27.	Contingent Earn-Out Liabilities - The Company measures its contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements are (i) the operating income projections (projected gross profit amounts within the risk-neutral framework) over the earn-out period (generally three or five years), (ii) the strike price, and (iii) volatility. Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligations. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

28.	Reclassification - Certain prior period statement of cash flow amounts have been reclassified to conform to the Company’s current period presentation. These reclassifications have no impact on the Company’s previously reported cash flows.

29.	Recent Accounting Pronouncements

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

The guidance is effective for fiscal years and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard on January 1, 2025. Its adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-09 – Income Taxes (Topic 740) - Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which amends the guidance on income tax disclosures. This update requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a qualitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company prospectively adopted the required disclosures in its annual financials statements for the fiscal year beginning January 1, 2025. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position, or cash flows. See Note O for further details.

Recent Accounting Pronouncements - Not Yet Adopted:

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

ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides all entities with a practical expedient for use in developing reasonable and supportable forecasts as part of estimating expected credit losses, upon which an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The update must be applied prospectively. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with prospective application. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

ASU 2025-06 - Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which is intended to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2025-05 permits an entity to apply the new guidance under either a prospective transition approach, a modified transition approach, or a retrospective approach. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

ASU 2025-11 - Interim Reporting (Topic 290): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, which further clarifies certain interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted and adoption can be applied either on a prospective or retrospective approach. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

No other new accounting pronouncements adopted or issued had or are expected to have a material impact on the consolidated financial statements.

B.	FAIR VALUE MEASUREMENTS:

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025 and December 31, 2024.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represents Level 3 measurements. There were no transfers between levels within the fair value measurement hierarchy during the year ended December 31, 2025. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Assets:
Investments	1	$4,872	$8,856

Liabilities:
Earn-out liabilities	3	$560	$711

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Investments

The Company’s investments consisted of the following as of December 31, 2025:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,788	$—	$1,788
Corporate bonds	1,768	25	1,793
Mutual funds	1,291	—	1,291
	$4,847	$25	$4,872

The Company’s investments consisted of the following as of December 31, 2024:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$4,843	$—	$4,843
Corporate bonds	2,958	(6)	2,952
Mutual funds	267	—	267
US Treasury bills	798	(4)	794
	$8,866	$(10)	$8,856

Earn-Out Liabilities

In connection with certain of the Company’s asset acquisitions, certain earn-out liabilities were established which reflect the estimated amounts payable upon the achievement of sales from acquired intangible assets over a period of time following the acquisition. As of December 31, 2025, the Company has earn-out liabilities associated with its purchase of Trend Brand Solutions, T.R. Miller Co., and Premier NYC.

Assumptions used in determining the fair value of the earn-out liabilities include the acquired asset’s projected gross profit, discount rates, remaining time intervals and residual earn-out percentages. The following table summarizes the key unobservable inputs into the models used to estimate the fair value of the earn-out liabilities at December 31, 2025:

Unobservable Inputs	December 31, 2025
Projected annual gross profit	$628 - $4,398
Earnout percentage	40.0% - 45.0%
Expected volatility	25.0%
Risk-free rate	3.6% - 4.3%
Discount rate	5.0% - 5.8%
Required Metric Risk Premium	5.3% - 7.7%
Time period to settlement	0.2 - 1.9 years

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the earn-out liabilities is included below:

Balance as of December 31, 2023	$987
Payments earned and paid	(68)
Loss upon re-measurement	(208)
Balance as of December 31, 2024	$711
Payments earned and paid	(151)
Balance as of December 31, 2025	$560

Current portion of contingent earn-out liabilities	$105
Long-term contingent earn-out liabilities	$455

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

Goodwill Impairment Analysis

The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. As part of this process, the Company performed quantitative impairment analyses for its reporting units during the period. The estimated fair values of the Company’s reporting units were determined using a combination of the income approach and market approach, which require significant judgments and assumptions and therefore represent Level 3 measurements in the fair value hierarchy. The income and market approaches were weighted equally in determining the estimated fair value of the Company’s reporting units.

Under the income approach, the Company applied a discounted cash flow methodology. Estimated future cash flows and terminal values were based on management’s forecasts and assumptions regarding revenue growth, operating margins, capital expenditures, working capital requirements, expected inflation, and broader macroeconomic conditions. These cash flows were discounted to present value using discount rates reflecting the Company’s weighted average cost of capital and reporting-unit-specific risks, including execution risk associated with the Company’s historical performance relative to prior projections. The market approach utilized the Guideline Public Company (“GPC”) method, which estimates fair value by applying valuation multiples derived from comparable publicly traded companies to the appropriate operating metrics of the Company. In applying the GPC method, the selected multiples were evaluated and adjusted based on differences in size, growth prospects, profitability, and risk characteristics relative to the guideline companies. See Note E, “Goodwill and Intangible Assets,” to the consolidated financial statements included in this report for more information.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

C.	INVENTORY:

Inventory consists of the following:

	December 31, 2025	December 31, 2024
Finished goods (branded products)	$7,278	$5,093
Goods in process (un-branded products)	343	296
	$7,621	$5,389

D.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
Leasehold improvements	$428	$6
Office furniture and equipment	534	660
Software	3,287	2,967
Transportation equipment	62	62
	4,311	3,695
Accumulated depreciation	(2,367)	(1,994)
	$1,944	$1,701

The Company recorded depreciation expense of $627 and $421 for the years ended December 31, 2025 and 2024, respectively.

E.	GOODWILL AND INTANGIBLE ASSETS:

During the fourth quarter of fiscal years 2025 and 2024, the Company completed a goodwill impairment analysis for its reporting units. During the fourth quarter of fiscal years 2025 and 2024, the Company determined that the fair value of its Stran Loyalty Solutions reporting unit was in excess of its carrying value and no impairment charge was recorded. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. The single step is to determine the estimated fair value of the reporting units and compare it to the carrying value of the reporting units, including goodwill. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. See Note A – Organization and Summary of Significant Accounting Policies for more detail of methodology.

The following table summarizes the activity in the Company’s goodwill balance:

Balance as of December 31, 2023 (1)	$—
Gander Group Acquisition (see Note F)	2,542
Measurement period adjustment	(221)
Balance as of December 31, 2024	$2,321
Balance as of December 31, 2025	$2,321

(1)	Net of accumulated impairment loss of $1,992 as of December 31, 2023.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization:

	Weighted-Average	As of December 31, 2025			As of December 31, 2024
	Remaining Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Customer lists	7.6 years	$5,175	$(1,485)	$3,690	$5,175	$(1,005)	$4,170
Total intangible assets - customer lists, net		$5,175	$(1,485)	$3,690	$5,175	$(1,005)	$4,170
Trade name	Indefinite	$654	$—	$654	$654	$—	$654
Total intangible assets - trade name		$654	$—	$654	$654	$—	$654

The Company recorded amortization expense of $480 and $403 for the year ended December 31, 2025 and 2024, respectively.

The following table presents future estimated amortization expense based on existing intangible assets held for use:

Fiscal Years:
2026	$488
2027	488
2028	488
2029	488
2030	488
Thereafter	1,250
Total	$3,690

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

The Company incurred approximately $435 of acquisition-related transaction costs in conjunction with the Gander Group Acquisition.

Pro forma disclosure for the Gander Group Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the year ended December 31, 2024, as if the Gander Group Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

Sales	$112,793

Net loss	$(826)

Net income per share - basic & diluted	$(0.04)
Weighted average shares outstanding - basic & diluted	18,587,607

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following unaudited pro forma financial information reflects the amounts of revenue and net loss of Gander Group included in the consolidated results of operations of the Company for the period from the date of acquisition (August 23, 2024) through December 31, 2024:

Sales	$9,942

Net loss	(1,050)

G.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Inventory purchases	$6,996	$6,363
Accrued expenses	1,572	2,556
	$8,568	$8,919

H.	REWARD CARD PROGRAM LIABILITY:

The Company manages reward card programs for customers. Under this program, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of December 31, 2025 and December 31, 2024, the Company had reward card program liabilities totaling $1,500 and $6,000, respectively.

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

A reconciliation of the installment payment liabilities is included below:

Balance as of December 31, 2023	$1,425
Interest accretion	125
Payments made	(760)
Balance as of December 31, 2024	$790
Interest accretion	49
Payments made	(462)
Balance as of December 31, 2025	$377

Current portion of installment payment liabilities	$230
Long-term installment payment liabilities	$147

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

J.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Years Ended December 31,
Revenue generated per major product category	2025	2024
Promotional products - dropshipping	$41,956	$34,531
Promotional products – bulk dropshipping	15,894	15,939
Promotional products – Company owned inventory	15,150	14,420
Casino continuity program	32,849	8,619
Redemption code program	—	1,856
Promotional products – third-party distributor	8,344	5,540
Rewards program	1,106	1,199
Additional services	892	550
	$116,191	$82,654

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	December 31, 2025	December 31, 2024
Balance at January 1,	$4,423	$1,116
Revenue recognized	(11,783)	(3,121)
Amounts collected or invoiced	10,561	6,428
Balance at December 31,	$3,201	$4,423

For the years ended December 31, 2025 and 2024, the Company recognized $3,818 and $1,108 associated with unearned revenue balances outstanding at December 31, 2024 and 2023, respectively.

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

On February 1, 2023, the Company entered into a lease for a 5,600 square foot office space in Tomball, TX. The lease commenced on February 1, 2023 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2.3% increase per year. The Company recorded an initial right-of-use asset and lease liability of $184. The associated lease right-of-use asset and lease liability is $5 and $6, respectively, as of December 31, 2025, based on the present value of payments and an incremental borrowing rate of 4%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings. The lease terminated in January 2026.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

On May 31, 2023, the Company entered into a lease for a 25,000 square foot office space and warehouse in Walpole, MA. The lease commenced on June 1, 2023 and is for a term of 60 months from the commencement date. The lease included an escalation clause with annual increases of approximately 2% increase per year. The Company recorded an initial right-of-use asset of $849 and lease liability of $834. The associated right-of-use asset and lease liability is $432 and $427, respectively, as of December 31, 2025, based on the present value of payments and an incremental borrowing rate of 4.0%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On March 9, 2021, Bangarang Enterprises, the former owner of the Gander Group, entered into a lease for a 9,000 square foot office space in Irvine, CA. The lease commenced on April 1, 2021 with a term of 48 months from the commencement date. The lease terminated on October 31, 2024.

On November 26, 2024, the Company entered into a lease for a 6,500 square foot office space in Irvine, CA. The lease commenced on January 1, 2025 and is for a term of 36 months from the commencement date. The lease included an escalation clause with annual increases of approximately 4% increase per year. The Company recorded an initial right-of-use asset and lease liability of $548. The associated right-of-use asset and lease liability is $378 and $409, respectively, as of December 31, 2025, based on the present value of payments and an incremental borrowing rate of 6.7%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

On January 10, 2025, the Company entered into a seven-year lease agreement for new office space in North Quincy, Massachusetts. The new lease term commenced on June 1, 2025 and expires on May 31, 2032 with an option to extend the lease an additional five years. The lease contains an initial base rent of approximately $21 per month with 2.2% - 2.5% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property. The Company recorded an initial right-of-use asset of $1,300 and lease liability of $1,500. The associated right-of-use asset and lease liability is $1,193 and $1,437, respectively, as of December 31, 2025, based on the present value of payments and an incremental borrowing rate of 6.5%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.

The Company rents other office space on terms of 12 months or less or on a month-to-month basis which are not included in the analysis above.

Operating lease expenses were approximately $629 and $743 for the years ended December 31, 2025 and 2024, respectively, and were included in general and administrative expenses in the consolidated statements of operations.

The following schedule represents maturities of operating lease liabilities as of December 31, 2025:

Operating Minimum Lease Payments
2026	$697
2027	679
2028	335
2029	276
2030	283
Thereafter	411
Total	2,681
Less amount representing interest	371
Present value of payments	$2,310

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following schedule sets forth supplemental cash flow information related to operating leases for the year ended December 31, 2025 and 2024 :

	2025	2024
Other information
Cash paid for operating leases included in operating activities	$578	$527

The aggregate weighted average remaining lease term was 4.71 years and 2.7 years as of December 31, 2025 and December 31, 2024. The aggregate weighted average discount rate was 6.0% and 3.7% as of December 31, 2025 and December 31, 2024.

L.	STOCKHOLDERS’ EQUITY:

Common Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock, of which 18,508,157 and 18,598,574 shares were issued and outstanding at December 31, 2025 and December 31, 2024, respectively. Common stockholders are entitled to one vote per share and are entitled to receive dividends when, as and if declared by the board of directors.

Preferred Stock

In accordance with the Company’s Articles of Incorporation dated May 24, 2021, the Company is authorized to issue 50,000,000 shares of $0.0001 par value preferred stock. There were no shares of preferred stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively.

Warrants

On November 12, 2021, in connection with the Company’s Initial Public Offering (“IPO”) the Company issued 4,987,951 publicly-traded warrants (“IPO Warrants”) at an exercise price of $5.1875 per unit, equal to 125% of the IPO Price. These IPO warrants were immediately exercisable with a five-year expiration term from the date of issuance. Due to the subsequent private placement (see below), the exercise price per share of the publicly-traded warrants was reduced to $4.81375 as of December 10, 2021. In conjunction with the Company’s IPO, the Company issued warrants to the underwriters of the IPO which entitled the holders to purchase up to 149,639 shares of common stock. These warrants were exercisable beginning six months after the date of the IPO at an exercise price of $5.1875 per unit with a five-year expiration term (expiring in November 2026).

On December 10, 2021, in connection with the completion of a private placement (“PIPE”) for shares of the Company’s common stock, the Company issued 5,464,903 warrants (“PIPE Warrants”) at an exercise price of $4.97 per share. In conjunction with the Company’s PIPE offering, the Company issued warrants to the placement agent for the PIPE which entitled the holders to purchase up to 131,158 shares of common stock at an exercise price of $4.97 per share. These warrants were exercisable beginning six months from the date of the PIPE with a five-year expiration term (expiring in December 2026).

As of December 31, 2025, IPO warrants totaling 659,456 have been exercised.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of December 31, 2025, there have been zero exercises of the PIPE Warrants and 5,596,061 PIPE Warrants remaining outstanding.

The following table reflects all outstanding and exercisable warrants at December 31, 2025 and December 31, 2024:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Balance January 1, 2024	10,074,195	4.91	2.9	—
Outstanding at December 31, 2024	10,074,195	$4.91	1.9	$—
Outstanding at December 31, 2025	10,074,195	$4.91	0.9	$—

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

The Company did not repurchase any shares during the year ended December 31, 2024 or the three months ended March 31, 2025 and December 31, 2025.

The following table provides information about stock repurchases during the period April 1, 2025 to September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2025 - April 30, 2025	—	$—	—	$6,618
May 1, 2025 - May 31, 2025	30,949	$1.21	1,846,115	$6,576
June 1, 2025 - June 30, 2025	79,344	$1.37	1,925,459	$6,472
July 1, 2025 - July 31, 2025	76,447	$1.49	2,001,906	$6,358
August 1, 2025 - August 31, 2025	171,251	$1.51	2,173,157	$6,099
September 1, 2025 - September 30, 2025	19,510	$1.78	2,192,667	$6,064

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

M.	STOCK-BASED COMPENSATION:

In November 2021, the board of directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of December 31, 2025, the number of shares of common stock available for issuance under the 2021 Plan is 881,712 shares of common stock.

Stock-based compensation expense included the following components:

	Years Ended December 31,
	2025	2024
Stock options	$25	$40
Restricted stock	63	88
	$88	$128

All stock-based compensation expense is recorded in general and administrative expense in the consolidated statements of operations.

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

A summary of option activity under the 2021 Plan as of and for the years ended December 31, 2025 and 2024 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,466,062	$3.98	$—
Granted	—	—	—
Forfeited or expired and other adjustments	(89,729)	3.54	—
Outstanding at December 31, 2024	1,376,333	$4.03	$—
Granted	55,000	1.34	—
Forfeited or expired and other adjustments	(36,833)	3.80	—
Outstanding at December 31, 2025	1,394,500	$3.89	$40
Vested and exercisable at December 31, 2025	1,361,510	$3.96	$30

The weighted-average remaining contractual term for the options outstanding and exercisable is approximately 6.0 years and 6.0 years, respectively, as of December 31, 2025. As of December 31, 2025, the Company had $15 in unrecognized compensation related to non-vested options to be recognized over the remaining weighted average vesting period of 2.2 years.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Restricted Stock

Restricted stock consists of grants of shares the Company’s common stock, subject to time-based or performance-based vesting requirements. Shares of restricted stock granted under the 2021 Plan with time-based vesting requirements generally vest based on continued services. Shares of restricted stock with performance-based vesting requirements typically vest immediately as various performance goals and targets are achieved. Grants of restricted stock are recognized as issued and outstanding shares of the Company’s common stock, subject to forfeiture in the event the vesting requirements are not met.

A summary of restricted stock activity under the 2021 Plan as of and for the years ended December 31, 2025 and 2024 is presented below:

Time-Based Restricted Stock
Outstanding (unvested) at December 31, 2023	15,736
Granted	54,086
Vested	(65,407)
Forfeited	(415)
Outstanding (unvested) at December 31, 2024	4,000
Granted	277,251
Vested	(42,624)
Forfeited	—
Outstanding (unvested) at December 31, 2025	238,627

As of December 31, 2025, the Company had $416 in unrecognized compensation related to non-vested restricted stock to be recognized over the remaining weighted average vesting period of 2.8 years.

N.	LOSS PER SHARE:

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	December 31,
	2025	2024
Warrants	10,074,195	10,074,195
Stock options	1,394,500	1,376,333
Restricted stock	238,627	1,161,334
	11,707,322	11,235,529

For the years ended December 31, 2025 and 2024, as a result of the net losses in each of these periods, all warrants and stock options have been excluded from the calculation of diluted net loss per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

O.	INCOME TAX PROVISION:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Under OBBBA, the Company is permitted to claim 100% bonus depreciation. This provision accelerates tax deductions but does not create a permanent tax difference; therefore, the impact is timing-related only and does not materially affect the Company’s 2025 income tax provision.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

For the years ended December 31, 2025 and 2024, the loss before income taxes was $627 and $4,135, respectively. The loss before income taxes was allocated between domestic and foreign sources as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Domestic	$(627)	$(4,135)
Foreign	—	—
Loss before income taxes	$(627)	$(4,135)

The income tax provision for the years ended December 31, 2025 and 2024 was $120 and $5, respectively, and consisted of the following:

	December 31, 2025	December 31, 2024
Current provision
Federal	$49	$—
State	71	5
Total current provision	120	5

Deferred provision
Federal	—	—
State	—	—
Total deferred provision	—	—

Provision for income taxes	$120	$5

The company is subject to taxation in the United States at both the federal level and within various state jurisdictions. The company is not currently under any audit. The calendar years 2022 through 2024 are still open to IRS examination under the statute of limitations.

The Company had an effective tax rate of (19.16)% and (0.12)% for the years ended December 31, 2025 and 2024, respectively.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note A - Organization and Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	For the Year Ended
	December 31, 2025
U.S. statutory rate	$(132)	21.00%
State and local income taxes[1], net of federal income tax effect	54	(8.57)%
Change in valuation allowance	(279)	44.44%
Return to provision:
Change in pre-tax income	56	(8.97)%
Other return to provision	1	(0.09)%
Other deferred adjustments:
Fixed assets	(71)	11.26%
Intangibles	(79)	12.63%
481(a) adjustment	558	(88.91)%
Net operating loss	(682)	108.73%
Stock compensation	90	(14.35)%
Section 163(j)	29	(4.57)%
Bad debt expense	(67)	10.62%
UNICAP	(50)	7.99%
Other deferred adjustments	(7)	1.01%
Uncertain tax position adjustment	660	(105.15)%
Non-taxable/non-deductible items:
Meals and entertainment expenses	39	(6.23)%
Effective tax rate	$120	(19.16)%

1	Massachusetts and New York account for greater than 50% of the tax effect in this category.

The reconciliation of the U.S. statutory rate of 21.00% to the Company’s effective tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 is summarized as follows:

December 31, 2024
U.S. Statutory rate	21.00%
State taxes, net of federal	5.08%
Change in valuation allowance	(24.77)%
Other permanent differences	(1.43)%
Effective tax rate	(0.12)%

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$1,515	$1,051
Charitable contributions	53	29
Lease liability	600	208
Stock compensation	114	219
Compensation expense	26	26
Unrealized gain/loss	—	3
Allowance for credit losses	360	167
UNICAP	67	30
Amortization	134	755
Total gross deferred tax assets	2,869	2,488
Less: Valuation allowance	(1,833)	(2,234)
Net deferred tax assets	1,036	254

Deferred tax liabilities:
Lease liability	(534)	(208)
Depreciation	(114)	(46)
Unrealized gains	(41)	—
481a adjustment	(347)	—
Total deferred tax liabilities	(1,036)	(254)

Total deferred tax assets (liabilities)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2025 and 2024.

As of December 31, 2025, the Company maintained valuation allowances of $1,833 for deferred tax assets that are not more likely than not to be realized, which primarily included our U.S. and state net operating losses. The valuation allowance on our net deferred tax assets decreased by $401 and increased $1,000 during the years ended December 31, 2025 and 2024, respectively.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

December 31, 2025
Federal	$34
State
Massachusetts	69
New York	7
Texas	27
Other states	3
Cash paid for income taxes, net of refunds received	$140

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company has Federal and State net operating loss (“NOLs”) carryforwards of approximately $5,900 and $5,100, respectively, as of December 31, 2025. The Federal NOLs were generated after December 31, 2017 and have an infinite carryforward period but are subject to 80% deduction limitation based upon pre-NOL deduction taxable income. State NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2028.

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

Uncertain Tax Positions

The Company adopted the standards for Accounting for Uncertainty in Income Taxes, which required the Company to report any uncertain tax positions and to adjust its financial statements for the impact thereof.  As of December 31, 2025 and 2024, the Company determined it had uncertain tax positions of $0 and $3,141, respectively. The Company believes the impact will not be material as it will be able to utilize net operating losses to offset a majority of the risk. The Company’s accounting policy regarding interest expense and penalties associated with uncertain tax positions is included as a part of income tax expense. The Company did not record interest expense for 2025 as the amount was nominal.

Unrecognized tax benefits as of December 31, 2023	$2,448
Gross increase in unrecognized tax benefits for prior year	693
Decreases due to settlements	—
Unrecognized tax benefits as of December 31, 2024	$3,141
Gross decrease in unrecognized tax benefits for prior year	(3,141)
Decreases due to settlements	—
Unrecognized tax benefits as of December 31, 2025	$—

P.	SEGMENTS:

There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements that is regularly provided to the CODM (the Company’s Chief Executive Officer) to monitor and evaluate segment performance.

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

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The accounting policies of our reportable segments are the same as those described in Note A, “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

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

As of December 31, 2025 Stran and SLS had total assets of $39,084 and $10,264, respectively. As of December 31, 2024, Stran and SLS had total assets of $45,206 and $9,944, respectively. The entire goodwill balance of $2,321 as of December 31, 2025 and December 31, 2024, was allocated to the SLS segment.

Revenue and costs are directly attributed to our segments, and the revenues recognized as well as the costs incurred in generating those revenues within each segment are distinguishable based on the information systems in which each segment’s financial information gets recorded. The CODM reviews operating expense information to monitor segment performance. For the Stran segment, operating expenses are reviewed primarily on an aggregated basis through monthly operating reports and quarterly operating reviews and include payroll and employee-related costs, marketing and selling expenses, general and administrative expenses, professional fees, technology and systems costs, and facilities and occupancy costs. For the SLS segment, the CODM reviews standalone financial statements for the subsidiary, including detailed operating expenses recorded in the subsidiary’s general ledger, consisting primarily of payroll and employee-related costs, marketing and sales expenses, professional fees, technology costs, and other general and administrative expenses. These expense categories are considered together with revenue and profitability measures when assessing segment performance and allocating resources. There are no intersegment revenues or other transactions between the two segments that are eliminated in consolidation by the Company for external reporting.

The table below presents information about reported segments for the year ended December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Stran	SLS	Total	Stran	SLS	Total
Sales	$82,125	$34,066	$116,191	$72,712	$9,942	$82,654
Gross profit	27,037	7,192	34,229	23,742	2,071	25,813
Loss from operations(1)	(1,267)	(690)	(1,957)	(3,844)	(1,050)	(4,894)

(1)	Included in the Stran segment’s loss from operations were costs attributable to the Company’s operations as a publicly traded company. For the years ended December 31, 2025 and 2024, these costs were approximately $5,200 and $3,300, respectively.

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

The accounts receivable balance from all sources on the Company’s consolidated balance sheets as of December 31, 2025 was $17,252, net of $1,378 (inclusive of $829 for related party receivables) of allowances. The following table provides a roll-forward of the allowance for credit losses for the year ended December 31, 2025 and 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	December 31, 2025	December 31, 2024
Balance of allowance for credit losses, beginning of year	$(791)	$(317)
Write off charged against the allowance	187	64
Net increase in allowance estimate	(774)	(538)
Balance of allowance for credit losses, end of period	$(1,378)	$(791)

R.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	December 31, 2025	December 31, 2024
Innovative Genetics, Inc.	Alejandro Tani, former member of board of directors, the former chairman of the Company’s Nominating and Corporate Governance Committee, and a former member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade name and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$—	$573

Amounts due and paid to related parties

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). Engage & Excel provides certain merger and acquisition, management and recruitment consulting services to the Company. The Company has paid Engage & Excel for consulting services provided approximately $31 for the year ending December 31, 2025 and $26 for the year ending December 31, 2024.

STRAN & COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

During the three months ending September 30, 2025, the Company entered into a stock purchase agreement with Andrew Shape, the Company’s President, Chief Executive Officer and a member of its Board of Directors, to repurchase 100,000 shares of the Company’s common stock at a price of $1.47 per share, for an aggregate purchase price of $147. The repurchase is being effected under, and will count toward, the Company’s previously disclosed stock repurchase program authorized by the board of directors on February 21, 2022, which permits the Company to repurchase up to $10,000 of its outstanding common stock (see Note L, “Stockholders’ Equity” to the consolidated financial statements included in this report).

The Company’s Chief Strategy Officer and Chief Compliance Officer provides consulting services to the Company through Josselin Capital Advisors, Inc. (“JCA”). Effective November 26, 2025, the Company entered into a consulting agreement with JCA (“2025 JCA Agreement”) pursuant to which JCA provides services. Under the 2025 JCA Agreement, JCA receives an annual consulting fee of $250 and a monthly auto allowance of $1, and is eligible to earn an annual performance bonus based on achievement of certain performance goals. Prior to the 2025 JCA Agreement, services were provided under the prior Amended and Restated Consulting Agreement, dated as of April 14, 2023 (the “2023 A&R JCA Agreement"). Under the 2023 A&R JCA Agreement, JCA receives an annual consulting fee of $200 and a monthly automobile us of $1. For the year ended December 31, 2025 and 2024, the Company paid JCA approximately $238 and $219, respectively, for consulting services.

S.	DEFINED PROFIT SHARING PLAN:

On January 1, 2023, the Company adopted the Stran 401(k) Savings Plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Any eligible employee is allowed to participate in the Plan after three months of service. The Company matches the first three percent (3%) of a participant’s contributions, which matching amount vests based on years of service, as defined in the Plan document. The Company made matching contributions of $367 and $278 during the years ended December 31, 2025 and 2024, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2026	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew Shape	Chief Executive Officer, President and Director	March 25, 2026
Andrew Shape	(principal executive officer)

/s/ David Browner	Chief Financial Officer	March 25, 2026
David Browner	(principal financial and accounting officer)

/s/ Andrew Stranberg	Executive Chairman and Director	March 25, 2026
Andrew Stranberg

/s/ Alan Chippindale	Director	March 25, 2026
Alan Chippindale

/s/ Mark Charles Adams	Director	March 25, 2026
Mark Charles Adams

/s/ Sarah L. Cummins	Director	March 25, 2026
Sarah L. Cummins

/s/ Brian M. Posner	Director	March 25, 2026
Brian M. Posner