Form 10-Q
period 2026-03-31
Stran & Company, Inc.
filed 2026-05-12
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 11, 2026, there were a total of 18,770,157 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

 i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,648	$6,753
Investments	5,115	4,872
Accounts receivable, net	17,444	17,252
Inventory	8,553	7,621
Prepaid expenses	3,359	1,778
Deposits	813	363
Other current assets	—	2
Total current assets	42,932	38,641

Property and equipment, net	1,775	1,944

OTHER ASSETS:
Intangible assets - customer lists, net	3,568	3,690
Intangible assets - trade name	654	654
Goodwill	2,321	2,321
Other assets	—	53
Right of use assets	1,907	2,045
Total other assets	8,450	8,763
Total assets	$53,157	$49,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,992	$8,568
Accrued payroll and related	1,587	1,970
Unearned revenue	5,520	3,201
Rewards program liability	923	1,500
Sales tax payable	550	327
Corporate taxes payable	71	—
Current portion of contingent earn-out liabilities	105	105
Current portion of installment payment liabilities	210	230
Current portion of lease liabilities	597	602
Total current liabilities	19,555	16,503

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	455	455
Long-term installment payment liabilities	145	147
Long-term lease liabilities	1,555	1,695
Loan - vehicle	45	47
Total long-term liabilities	2,200	2,344
Total liabilities	21,755	18,847

Commitments and contingencies (Note F)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,770,157 and 18,508,157 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	38,084	37,925
Accumulated deficit	(6,745)	(7,489)
Accumulated other comprehensive income	61	63
Total stockholders’ equity	31,402	30,501
Total liabilities and stockholders’ equity	$53,157	$49,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Sales	$31,249	$28,694

Cost of sales	21,606	20,212

GROSS PROFIT	9,643	8,482

OPERATING EXPENSES:
General and administrative expenses	8,998	9,017
Total operating expenses	8,998	9,017

INCOME (LOSS) FROM OPERATIONS	645	(535)

OTHER INCOME:
Other income (expense)	78	(5)
Interest income	67	42
Realized gain on investments	—	67
Total other income	145	104

INCOME (LOSS) BEFORE INCOME TAXES	790	(431)

Provision for (benefit from) income taxes	46	(38)

NET INCOME (LOSS)	$744	$(393)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,633,335	18,608,407
Diluted	18,656,973	18,608,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands)

(unaudited)

	2026	2025
Net income (loss)	$744	$(393)

Other comprehensive income (loss):
Unrealized (loss) gain on investment, net of tax	(2)	15
Total other comprehensive income (loss)	(2)	15

Comprehensive income (loss)	$742	$(378)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2026	—	$—	18,508,157	$2	$37,925	$63	$(7,489)	30,501
Issuance of restricted stock awards	—	—	262,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	159	—	—	159
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	744	744
Balance, March 31, 2026	—	$—	18,770,157	$2	$38,084	$61	$(6,745)	$31,402

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2025	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	31,641
Stock-based compensation	—	—	9,833	—	9	—	—	9
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(393)	(393)
Balance, March 31, 2025	—	$—	18,608,407	$2	$38,400	$5	$(7,135)	$31,272

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands)

(unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$744	$(393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	295	272
Noncash operating lease expense	166	111
Provision for credit losses	32	397
Noncash interest accretion	10	12
Stock-based compensation	159	9

Changes in operating assets and liabilities:
Accounts receivable, net	(225)	(501)
Accounts receivable – related parties, net	—	71
Inventory	(932)	(2,267)
Prepaid corporate taxes	—	(38)
Prepaid expenses	(1,581)	(262)
Deposits	(450)	(522)
Other assets	55	361
Accounts payable and accrued expenses	1,427	70
Accrued payroll and related	(383)	18
Unearned revenue	2,318	1,988
Rewards program liability	(577)	(5,125)
Sales tax payable	223	25
Corporate taxes payable	71	—
Operating lease liabilities	(172)	(117)
Net cash provided by (used in) operating activities	1,180	(5,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4)	(124)
Proceeds from sale of investments	—	1,200
Purchase of investments	(246)	(267)
Net cash (used in) provided by investing activities	(250)	809

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of installment payment liabilities	(32)	(40)
Repayment of vehicle loan	(3)	—
Net cash used in financing activities	(35)	(40)

NET CHANGE IN CASH AND CASH EQUIVALENTS	895	(5,122)

CASH AND CASH EQUIVALENTS - BEGINNING	6,753	9,358
CASH AND CASH EQUIVALENTS - ENDING	$7,648	$4,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(CONTINUED)

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2026	2025
Cash paid during the period for:
Interest	$4	$24
Income taxes	$24	$—

Noncash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$—	$548
Assumed lease liability	$—	$(548)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, include the accounts of the Company and have been prepared by the Company, without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2026.

In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the information in the following unaudited condensed consolidated financial statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year or for any future period.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts reported in the Company’s unaudited condensed consolidated statement of cash flows and segment disclosures have been reclassified to conform to the Company’s current period presentation. These reclassifications have no impact on the Company’s previously reported results of operations or cash flows.

Recent Accounting Pronouncements - Adopted:

ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides all entities with a practical expedient for use in developing reasonable and supportable forecasts as part of estimating expected credit losses, upon which an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The update must be applied prospectively. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with prospective application. The Company adopted the standard on January 1, 2026. Its adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and December 31, 2025.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represents Level 3 measurements. There were no transfers between levels within the fair value measurement hierarchy during the three months ended March 31, 2026. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Investments	1	$5,115	$4,872

Liabilities:
Earn-out liabilities	3	$560	$560

Investments

The Company’s investments consisted of the following as of March 31, 2026:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,803	$—	$1,803
Corporate bonds	1,768	22	1,790
Mutual funds	1,521	1	1,522
	$5,092	$23	$5,115

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company’s investments consisted of the following as of December 31, 2025:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,788	$—	$1,788
Corporate bonds	1,768	25	1,793
Mutual funds	1,291	—	1,291
	$4,847	$25	$4,872

Earn-Out Liabilities

In connection with certain of the Company’s asset acquisitions, certain earn-out liabilities were established which reflect the estimated amounts payable upon the achievement of sales from acquired intangible assets over a period of time following the acquisition. As of March 31, 2026, the Company has earn-out liabilities associated with its purchase of Trend Brand Solutions, T.R. Miller Co., and Premier NYC.

Assumptions used in determining the fair value of the earn-out liabilities include the acquired asset’s projected gross profit, discount rates, remaining time intervals and residual earn-out percentages. The following table summarizes the key unobservable inputs into the models used to estimate the fair value of the earn-out liabilities at March 31, 2026:

Unobservable Inputs	March 31, 2026
Projected annual gross profit	$392 - $4,398
Earnout percentage	40.0% - 45.0%
Expected volatility	25.0%
Risk-free rate	3.6% - 4.3%
Discount rate	5.0% - 5.2%
Required Metric Risk Premium	5.3% - 7.7%
Time period to settlement	0.6 - 1.6 years

A reconciliation of the earn-out liabilities is included below:

Balance as of December 31, 2025	$560
Payments earned and paid	—
Balance as of March 31, 2026	$560

Current portion of contingent earn-out liabilities	$105
Long-term contingent earn-out liabilities	$455

C.	INVENTORY:

Inventory consists of the following:

	March 31, 2026	December 31, 2025
Finished goods (branded products)	$8,362	$7,278
Goods in process (un-branded products)	191	343
	$8,553	$7,621

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

D.	INSTALLMENT PAYMENT LIABILITIES:

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

A reconciliation of the installment payment liabilities is included below:

Balance as of December 31, 2025	$377
Interest accretion	10
Payments made	(32)
Balance as of March 31, 2026	$355

Current portion of installment payment liabilities	$210
Long-term installment payment liabilities	$145

E.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Three Months Ended March 31,
	2026	2025
Revenue generated per major product category
Promotional products - dropshipping	$8,858	$9,185
Promotional products – bulk dropshipping	7,225	6,331
Promotional products – Company owned inventory	4,355	2,894
Casino continuity program	7,803	7,368
Promotional products – third-party distributor	2,455	2,595
Rewards program	315	226
Additional services	238	95
	$31,249	$28,694

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	March 31, 2026	March 31, 2025
Balance at January 1,	$3,201	$4,423
Revenue recognized	(2,216)	(1,098)
Amounts collected or invoiced	4,535	3,085
Balance at March 31,	$5,520	$6,410

For the three months ended March 31, 2026 and 2025, the Company recognized $1,934 and $1,098 associated with unearned revenue balances outstanding at December 31, 2025 and 2024, respectively.

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

G.	STOCKHOLDERS’ EQUITY:

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

The Company did not repurchase any shares during the three months ended March 31, 2026 or 2025.

H.	STOCK-BASED COMPENSATION:

In November 2021, the board of directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of March 31, 2026, the number of shares of common stock available for issuance under the 2021 Plan is 558,262 shares of common stock.

Stock-based compensation expense included the following components:

	Three Months Ended March 31,
	2026	2025
Stock options	$44	$8
Restricted stock	115	1
	$159	$9

All stock-based compensation expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility is estimated based on the Company's historical stock price volatility, and for periods prior to January 1, 2026 the expected volatility was based on historical volatility from a representative sample of publicly traded companies. The expected term represents the period of time that the options are expected to be outstanding. The risk-free interest rate is estimated using the rate of return on U.S. Treasury Notes with a life that approximates the expected life of the option. Stock-based compensation is based on awards that are ultimately expected to vest.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; those options generally vest based on four years of continuous service and have 10-year contractual terms.

A summary of option activity under the 2021 Plan as of and for the three months ended March 31, 2026 is presented below:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,394,500	$3.89	$—
Granted	61,450	1.65	—
Forfeited or expired and other adjustments	—	—	—
Outstanding at March 31, 2026	1,455,950	$3.73	$39
Vested and exercisable at March 31, 2026	1,410,600	$3.84	$34

The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 was $1.05. The grant date fair value of the options was determined utilizing the Black-Scholes model with the following assumptions at the date of issuance: Company stock price of $1.65 on date of grant, a 6.0 year expected life, volatility of 67.4%, a risk-free rate of 3.73% and an expected dividend yield of 0%. The weighted-average remaining contractual term for the options outstanding and exercisable is approximately 6.0 years and 5.9 years, respectively, as of March 31, 2026. As of March 31, 2026, the Company had $37 in unrecognized compensation related to non-vested options to be recognized over the remaining weighted average vesting period of 2.49 years.

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

A summary of restricted stock activity under the 2021 Plan as of and for the three months ended March 31, 2026 is presented below:

Time-Based Restricted Stock
Outstanding (unvested) at December 31, 2025	238,627
Granted	262,000
Vested	(65,122)
Forfeited	—
Outstanding (unvested) at March 31, 2026	435,505

As of March 31, 2026, the Company had $787 in unrecognized compensation related to non-vested restricted stock to be recognized over the remaining weighted average vesting period of 2.6 years.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

I.	INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share, except that diluted net income (loss) per share includes the assumed exercise of dilutive warrants and stock options, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds received from the exercise of stock options and warrants, as well as the average unrecognized stock compensation expense for the stock options, would be used to purchase the Company’s common stock at the average market price during the period.

The following tables set forth the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Basic net income per common share:
Numerator:
Net income	$744
Denominator:
Weighted average number of shares of common stock outstanding	18,633,335
Basic net income per common share	$0.04

Diluted net income per common share:
Numerator:
Net income	$744
Denominator:
Number of shares used in basic computation	18,633,335
Add: effect of dilutive securities:
Warrants	—
Stock options	23,638
Weighted average number of shares of common stock outstanding used to calculate diluted income per share	18,656,973
Diluted net income per common share	$0.04

For the three months ended March 31, 2025, as a result of the net loss recognized in this period, all warrants and stock options have been excluded from the calculation of diluted net income (loss) per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share for the periods presented because their inclusion would have been anti-dilutive.

	March 31,
	2026	2025
Warrants	10,074,195	10,074,195
Stock options	1,275,500	1,223,667
	11,349,695	11,297,862

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

J.	INCOME TAXES:

The Company calculates its interim income tax provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.

The Company recorded an income tax provision (benefit) of approximately $46 and $(38) in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025, respectively.

As of year-end 2025, the Company had federal and state net operating losses (“NOL”) of approximately $5,900 and $5,100, respectively. The federal NOLs generated will carryforward indefinitely, but are subject to 80% deduction limitations based upon pre-NOL deduction taxable income. Generally, state NOLs will begin to expire in 2026. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s NOL carryforwards may be subject to annual limitations to the extent that greater than 50% ownership changes have occurred. Tax returns for the years ended 2023 through 2025 are subject to review by tax authorities.

The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 5.81% and 8.89%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the change in the impact of permanent items and uncertain tax positions. Additionally, the Company’s annual effective tax rate compared to the statutory tax rate has been impacted by a partial release of a valuation allowance due to the projected taxable income and net operating loss utilization. The Company has recognized a full valuation allowance on its gross deferred tax assets less its deferred tax liabilities.

K.	SEGMENTS:

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

For each of the two segments, the CODM uses segment gross margin and segment operating profits or losses in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for revenue as well as profit measures when making decisions about allocating capital and personnel to the segments. The CODM uses segment gross margin and segment operating income in determining the compensation of certain employees. Certain expenses related to corporate functions are excluded from these measures at the segment level, but are reflected as a reconciliation to income (loss) from operations as reported in the consolidated financial statements (see table below). Expenses related to corporate functions that are not specifically attributable to an individual reportable segment are presented within ‘Other’ in the table below.

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

As of March 31, 2026, Stran and SLS had total assets of $40,561 and $12,596, respectively. As of December 31, 2025, Stran and SLS had total assets of $39,084 and $10,264, respectively. The entire goodwill balance of $2,321 as of March 31, 2026 and December 31, 2025, was allocated to the SLS segment.

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

The table below presents information about reported segments for the three months ended March 31, 2026 and 2025.

	March 31, 2026
	Stran	SLS	Other	Total
Sales	$23,428	$7,821	$—	$31,249
Gross profit	$7,397	$2,246	$—	$9,643
Income (loss) from operations	$1,169	$532	$(1,056)	$645

	March 31, 2025
	Stran	SLS	Other	Total
Sales	$20,935	$7,759	$—	$28,694
Gross profit	$6,791	$1,691	$—	$8,482
Income (loss) from operations	$1,166	$(462)	$(1,239)	$(535)

L.	CREDIT LOSSES:

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

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

For the three months ended March 31, 2026, the Company had one major customer to which sales accounted for 16.6% of the Company’s revenues. The Company had accounts receivable from one customer amounting to 26.0% of the total accounts receivable balance as of March 31, 2026. The Company had an additional customer with an accounts receivable balance amounting to 13.7% of the total accounts receivable balance as of March 31, 2026.

For the three months ended March 31, 2025, the Company had one major customer to which sales accounted for 16.5% of the Company’s revenues. The Company had accounts receivable from this customer amounting to 10.5% of the total accounts receivable balance. The Company had an additional customer with an accounts receivable balance amounting to 12.1% of the total accounts receivable balance as of March 31, 2025.

The accounts receivable balance from all sources on the Company’s consolidated balance sheets as of March 31, 2026 was $17,444, net of $1,298 (inclusive of $829 for related party receivables) of allowances. The following table provides a roll-forward of the allowance for credit losses for the three months ended March 31, 2026 and 2025 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	March 31, 2026	March 31, 2025
Balance of allowance for credit losses, beginning of year	$(1,378)	$(791)
Write off charged against the allowance	112	78
Net increase in allowance estimate	(32)	(397)
Balance of allowance for credit losses, end of period	$(1,298)	$(1,110)

Accounts receivable at March 31, 2026 and December 31, 2025, includes allowance for credit losses of $1,298 and $1,378 (inclusive of $829 and $829 for related party receivables), respectively. Accounts receivable at December 31, 2024 was $18,665 (inclusive of $573 for related party receivables and net of an allowance for credit losses of $464).

	March 31, 2026	December 31, 2025
Trade accounts receivable	$17,913	$17,801
Less: allowance for credit losses on accounts receivable	(469)	(549)
Total accounts receivable, net	$17,444	$17,252
Accounts receivable - related party	$829	$829
Less: allowance for credit losses on accounts receivable - related party	(829)	(829)
Total accounts receivable - related party, net	$—	$—
Total accounts receivable from all sources, net	$17,444	$17,252

STRAN & COMPANY, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

M.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	March 31, 2026	December 31, 2025
Innovative Genetics, Inc.	Alejandro Tani, former member of board of directors, the former chairman of the Company’s Nominating and Corporate Governance Committee, and a former member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade name and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$—	$—

Amounts due and paid to related parties

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). Engage & Excel provides certain merger and acquisition, management and recruitment consulting services to the Company. The Company has paid Engage & Excel for consulting services provided approximately $10 and $5 for the three months ended March 31, 2026 and 2025.

The Company’s Chief Strategy Officer and Chief Compliance Officer provides consulting services to the Company through Josselin Capital Advisors, Inc. (“JCA”). Effective November 26, 2025, the Company entered into a consulting agreement with JCA (“2025 JCA Agreement”) pursuant to which JCA provides services. Under the 2025 JCA Agreement, JCA receives an annual consulting fee of $250 and a monthly auto allowance of $1, and is eligible to earn an annual performance bonus based on achievement of certain performance goals. Prior to the 2025 JCA Agreement, services were provided under the prior Amended and Restated Consulting Agreement, dated as of April 14, 2023 (the “2023 A&R JCA Agreement”). Under the 2023 A&R JCA Agreement, JCA receives an annual consulting fee of $200 and a monthly automobile us of $1. For the three months ended March 31, 2026 and 2025, the Company paid JCA approximately $72 and $68, respectively, for consulting services.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three months ended March 31, 2026 and 2025, program clients accounted for 85.3% and 83.8% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships, which we believe will help secure recurring revenue well into the future.

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

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the fentanyl-related tariffs on Chinese imports described above as well as all other tariffs imposed under IEEPA. In response, the President immediately revoked the IEEPA tariff orders and, invoking Section 122 of the Trade Act of 1974, imposed a temporary 10% global import surcharge on most imports effective February 24, 2026, for 150 days, which the President subsequently announced would be increased to 15%. On April 20, 2026, U.S. Customs and Border Protection launched an internet portal to allow importers to process IEEPA duty refund requests (the “CBP Portal”). However, we cannot predict whether we will be able to collect any refunds of our payments of any such tariffs. At March 31, 2026, we have not recorded a tariff refund receivable due to the uncertainty of the amounts and collection of such tariff refunds.

As a result of the above tariffs and tariff amendments and the ongoing uncertainties as to tariff refunds and future tariff rates, we have had to increase prices for certain products, and may be required to raise those prices further, which may result in the loss of customers. If prices cannot be increased, it may result in a negative impact on our gross margin. We have also attempted to shift away from Chinese suppliers in particular, and other foreign suppliers in general, and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, in an effort to reduce the effect of tariff increases on our product prices. However, due to the limited availability of competitive pricing from suppliers whose goods are not currently subject to tariffs or that are subject to relatively lower tariffs, and the possibility that some of the current or planned additional U.S. tariffs may increase, decrease, or become subject to exceptions or suspensions, with little or no prior notice, our ability to cost-effectively mitigate some of the effects of current and future scheduled U.S. tariffs may be significantly limited. These trends and uncertainties may result in additional costs and disruption to our operations, which may have a significant negative effect on the Company’s sales and gross margins in future periods. As a result, investors should not assume that any trends reflected in our past results that relate to periods preceding the increases in applicable U.S. tariffs since February 2025, including those that may be indicated below for the three months ended March 31, 2025, may be expected to continue to occur in future periods.

During the quarter ended March 31, 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments have not had a direct material impact on our results. However, we are exposed to volatility in energy and oil markets, which could impact manufacturing, transportation, and packaging costs. Maritime restrictions in the Strait of Hormuz will continue to influence this risk. Significant increases in fuel, utilities, and petroleum-based inputs may materially increase our cost of goods sold and logistics expenses, and these increases may not be fully offset through pricing actions, which could adversely impact our margins and operating results.

Our sales for the three months ended March 31, 2026 increased 8.9% compared to sales for the three months ended March 31, 2025, which was due to higher spending from existing clients as well as business from new customers.

As of March 31, 2026, we had approximately $53.2 million of total assets with approximately $31.4 million of total stockholders’ equity.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur (subject to certain exceptional circumstances) if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025 both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2026		2025
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues

Sales	$31,249	100.0%	$28,694	100.0%

Cost of sales	21,606	69.1%	20,212	70.4%

GROSS PROFIT	9,643	30.9%	8,482	29.6%

OPERATING EXPENSES:
General and administrative expenses	8,998	28.8%	9,017	31.4%
Total operating expenses	8,998	28.8%	9,017	31.4%

INCOME (LOSS) FROM OPERATIONS	645	2.1%	(535)	(1.9)%

OTHER INCOME:
Other income (expense)	78	0.2%	(5)	—%
Interest income	67	0.2%	42	0.1%
Realized gain on investments	—	—%	67	0.2%
Total other income	145	0.5%	104	0.4%

INCOME (LOSS) BEFORE INCOME TAXES	790	2.5%	(431)	(1.5)%

Provision for income taxes	46	0.1%	(38)	(0.1)%

NET INCOME (LOSS)	$744	2.4%	$(393)	(1.4)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$23,428	75.0%	$20,935	73.0%	$2,493	11.9%
SLS	7,821	25.0%	7,759	27.0%	62	0.8%
Total sales	$31,249	100.0%	$28,694	100.0%	$2,555	8.9%

Our total sales increased 8.9% to approximately $31.2 million for the three months ended March 31, 2026, from approximately $28.7 million for the three months ended March 31, 2025. Sales by our Stran segment increased to approximately $23.4 million for the three months ended March 31, 2026 from approximately $20.9 million for the three months ended March 31, 2025. Sales by our SLS segment (which consists of the business of Gander Group Louisiana) remained flat at approximately $7.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was primarily attributable to new business from new customers.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$16,031	74.2%	$14,144	70.0%	$1,887	13.3%
SLS	5,575	25.8%	6,068	30.0%	(493)	(8.1)%
Total cost of sales	$21,606	100.0%	$20,212	100.0%	$1,394	6.9%

Our total cost of sales increased 6.9% to approximately $21.6 million for the three months ended March 31, 2026, from approximately $20.2 million for the three months ended March 31, 2025. As a percentage of sales, total cost of sales decreased to 69.1% for the three months ended March 31, 2026 from 70.4% for the three months ended March 31, 2025. Cost of sales by our Stran segment increased to approximately $16.0 million for the three months ended March 31, 2026 from approximately $14.1 million for the three months ended March 31, 2025. Cost of sales by our SLS segment decreased to approximately $5.6 million for the three months ended March 31, 2026 from approximately $6.1 million for the three months ended March 31, 2025. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 8.9% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the decrease was primarily attributable to effective cost management.

Gross Profit

Gross profit and gross profit margin by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$7,397	76.7%	$6,791	80.1%	$606	8.9%
SLS	2,246	23.3%	1,691	19.9%	555	32.8%
Total gross profit	$9,643	100.0%	$8,482	100.0%	$1,161	13.7%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 13.7% to approximately $9.6 million, or 30.9% of sales, for the three months ended March 31, 2026, from approximately $8.5 million, or 29.6% of sales, for the three months ended March 31, 2025. Gross profit of our Stran segment increased to approximately $7.4 million for the three months ended March 31, 2026 from approximately $6.8 million for the three months ended March 31, 2025. Gross profit of our SLS segment increased to approximately $2.2 million for the three months ended March 31, 2026 from approximately $1.7 million for the three months ended March 31, 2025. The increase in the dollar amount of total gross profit was primarily attributable to customer mix and effective cost management. For the Stran segment, the increase in the dollar amount of gross profit was due to an increase in sales of approximately $2.5 million for the reasons described above, which was partially offset by an increase of cost of sales of approximately $1.9 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was primarily attributable to improved customer mix and effective cost management.

Gross profit margin is defined as gross profit as a percentage of sales. The increase in total gross profit margin to 30.9% for the three months ended March 31, 2026 from 29.6% for the three months ended March 31, 2025 was primarily due to a shift in our customer mix and margin contribution. The gross profit margin for the Stran segment decreased to 31.6% for the three months ended March 31, 2026 from 32.4% for the three months ended March 31, 2025 due to customer mix. The gross profit margin for the SLS segment increased to 28.7% for the three months ended March 31, 2026 from 21.8% for the three months ended March 31, 2025 due to improved customer mix and effective cost management.

The gross profit and gross profit margin for the remainder of 2026 will be largely dependent on revenue levels.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$6,229	69.2%	$5,625	62.4%	$604	10.7%
SLS	1,713	19.1%	2,153	23.9%	(440)	(20.4)%
Other	1,056	11.7%	1,239	13.7%	(183)	(14.8)%
Total operating expenses	$8,998	100.0%	$9,017	100.0%	$(19)	(0.2)%

Operating expenses consist of general and administrative expenses. Our total operating expenses decreased (0.2)% to approximately $9.0 million for the three months ended March 31, 2026, from approximately $9.0 million for the three months ended March 31, 2025. Operating expenses of our Stran segment increased to approximately $6.2 million for the three months ended March 31, 2026 from approximately $5.6 million for the three months ended March 31, 2025. Operating expenses of our SLS segment decreased to approximately $1.7 million for the three months ended March 31, 2026 from approximately $2.2 million for the three months ended March 31, 2025. As a percentage of sales, total operating expenses decreased to 28.8% for the three months ended March 31, 2026, from 31.4% for the three months ended March 31, 2025. As a percentage of sales, operating expenses of our Stran segment decreased to 26.6% for the three months ended March 31, 2026 from 26.9% for the three months ended March 31, 2025. As a percentage of sales, operating expenses of our SLS segment decreased to 21.9% for the three months ended March 31, 2026 from 27.7% for the three months ended March 31, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to investment in STRAN Digital Solutions to provide enhanced functionality and offerings to scale client programs, higher expenses related to our e-commerce platform, Magento Open Source, and higher sales and marketing-related costs. For the SLS segment, the decrease in the dollar amount of operating expenses was primarily attributable to a small reduction in headcount and lower sales-related costs. Operating expenses for “Other” consists of unallocated corporate costs, including salaries for our corporate officers, audit-related fees, board of director compensation, and other stock-related charges. Such costs decreased by approximately $0.2 million to approximately $1.1 million for the three months ended March 31, 2026, from approximately $1.2 million for the three months ended March 31, 2025. The decrease was primarily due to lower legal and accounting expenses related to the re-audit of historical financial statements.

Other Income (Expense)

Other income consists of other income (expense), interest income, and realized gain on investments. Our other income was approximately $78 thousand for the three months ended March 31, 2026, compared to other expense of approximately $(5) thousand for the three months ended March 31, 2025. This change was primarily attributable to a payment received from a settlement administrator. Our interest income was approximately $67 thousand for the three months ended March 31, 2026, compared to approximately $42 thousand for the three months ended March 31, 2025. This increase was primarily attributable to higher interest rates earned on program deposit balances, partially offset by slightly lower average program deposit balances compared to the same period in the prior year. Our realized gain on investments was $0 thousand for the three months ended March 31, 2026, compared to approximately $67 thousand for the three months ended March 31, 2025, since no investments were sold during the three months ended March 31, 2026.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended March 31, 2026 was approximately $46 thousand compared to an income tax benefit of approximately $38 thousand for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was 5.81%, based on income before income taxes of approximately $0.7 million. The effective tax rate for the three months ended March 31, 2025 was 8.9%, based on the loss before income taxes of approximately $0.4 million.

The change in the effective tax rate from the comparison of 2026 and 2025 as noted above primarily relates to our estimated earnings and the Company’s position that its deferred tax assets require a full valuation allowance.

Net Income (Loss)

Our net income for the three months ended March 31, 2026 was approximately $0.7 million, compared to net loss of approximately $0.4 million for the three months ended March 31, 2025. This change was primarily due to an increase in gross profit, and a decrease in operating expenses, for the reasons described above.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $7.6 million and investments of approximately $5.1 million. We have largely financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and positive cash flow this quarter.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended March 31, 2027 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$1,180	$(5,891)
Net cash (used in) provided by investing activities	(250)	809
Net cash used in financing activities	(35)	(40)
Net change in cash and cash equivalents	895	(5,122)
Cash and cash equivalents - beginning	6,753	9,358
Cash and cash equivalents - ending	$7,648	$4,236

Net cash provided by operating activities was approximately $1.2 million for the three months ended March 31, 2026, as compared to net cash used in operating activities of approximately $5.9 million for the three March 31, 2025. The change was primarily due to net income this quarter, a decrease in cash used from the rewards program, and higher accounts payable and accruals as a result of timing. These increases were offset by higher vendor deposits for customer orders.

Net cash used in investing activities was approximately $0.3 million for the three months ended March 31, 2026, as compared to net cash provided by investing activities of approximately $0.8 million for the three months ended March 31, 2025. The change was primarily due to non-recurring redemptions of our investments from 2025.

Net cash used in financing activities was approximately $43 thousand for the three months ended March 31, 2026, as compared to approximately $40 thousand for the three months ended March 31, 2025. Net cash used in financing activities was primarily related to payments of installment loan liabilities, which remained consistent from period to period.

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

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2026	$524
2027	679
2028	335
2029	276
2030	283
Thereafter	411
Total future non-cancelable minimum lease payments	$2,508

Lease costs for the three months ended March 31, 2026 and 2025 totaled approximately $0.2 million and $0.2 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of March 31, 2026 and December 31, 2025, the Company had net reward card program liabilities totaling approximately $0.9 million and $1.5 million, respectively.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our unaudited consolidated financial statements that require estimation but are not deemed critical, as defined above.

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A to our financial statements beginning on page 11 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the three months ended March 31, 2026 as follows:

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

The material weaknesses identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes that management determines to be appropriate.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2026 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2026.

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

Date: May 12, 2026	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)