Form 10-Q
period 2026-06-30
Stran & Company, Inc.
filed 2026-08-11
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 7, 2026, there were a total of 18,639,589 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,408	$6,753
Investments	5,191	4,872
Accounts receivable, net	20,274	17,252
Inventory	10,776	7,621
Prepaid corporate taxes	39	—
Prepaid expenses	2,510	1,778
Deposits	843	363
Other current assets	—	2
Total current assets	47,041	38,641

Property and equipment, net	1,615	1,944

OTHER ASSETS:
Intangible assets - customer lists, net	3,446	3,690
Intangible assets - trade name	654	654
Goodwill	2,321	2,321
Other assets	—	53
Right of use assets	1,773	2,045
Total other assets	8,194	8,763
Total assets	$56,850	$49,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,205	$8,568
Accrued payroll and related	2,238	1,970
Unearned revenue	6,081	3,201
Rewards program liability	3,000	1,500
Sales tax payable	350	327
Current portion of contingent earn-out liabilities	274	105
Current portion of installment payment liabilities	190	230
Current portion of vehicle loan	29	—
Current portion of lease liabilities	582	602
Total current liabilities	23,949	16,503

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	—	455
Long-term installment payment liabilities	—	147
Long-term lease liabilities	1,428	1,695
Long-term vehicle loan	5	47
Total long-term liabilities	1,433	2,344
Total liabilities	25,382	18,847

Commitments and contingencies (Note F)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,639,589 and 18,508,157 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	37,847	37,925
Accumulated deficit	(6,436)	(7,489)
Accumulated other comprehensive income	55	63
Total stockholders’ equity	31,468	30,501
Total liabilities and stockholders’ equity	$56,850	$49,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

three and six months ended June 30, 2026 and 2025

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$33,358	$32,577	$64,607	$61,271

Cost of sales	23,336	22,708	44,942	42,920

GROSS PROFIT	10,022	9,869	19,665	18,351

OPERATING EXPENSES:
General and administrative expenses	9,936	9,474	18,934	18,491
Total operating expenses	9,936	9,474	18,934	18,491

INCOME (LOSS) FROM OPERATIONS	86	395	731	(140)

OTHER INCOME:
Other income (expense), net	165	285	243	280
Interest income	67	77	134	119
Realized gain on investments	10	—	10	67
Total other income	242	362	387	466

INCOME BEFORE INCOME TAXES	328	757	1,118	326

Provision for income taxes	19	114	65	76

NET INCOME	$309	$643	$1,053	$250

NET INCOME PER COMMON SHARE
Basic	$0.02	$0.03	$0.06	$0.01
Diluted	$0.02	$0.03	$0.06	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,725,024	18,592,339	18,679,433	18,600,373
Diluted	18,756,935	18,596,826	18,713,633	18,603,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

three and six months ended June 30, 2026 and 2025

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$309	$643	$1,053	$250

Other comprehensive income (loss):
Reclassification of investment gains to net income	(8)	—	(8)	—
Unrealized (loss) gain on investment, net of tax	2	33	—	48
Total other comprehensive income (loss)	(6)	33	(8)	48

Comprehensive income	$303	$676	$1,045	$298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

three and six months ended June 30, 2026 and 2025

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2026	—	$—	18,508,157	$2	$37,925	$63	$(7,489)	30,501
Issuance of restricted stock awards	—	—	262,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	159	—	—	159
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	744	744
Balance, March 31, 2026	—	$—	18,770,157	$2	$38,084	$61	$(6,745)	$31,402
Stock-based compensation	—	—	—	—	35	—	—	35
Repurchase and retirement of ordinary shares	—	—	(130,568)	—	(272)	—	—	(272)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	309	309
Balance, June 30, 2026	—	$—	18,639,589	$2	$37,847	$55	$(6,436)	$31,468

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2025	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	$31,641
Stock-based compensation	—	—	9,833	—	9	—	—	9
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(393)	(393)
Balance, March 31, 2025	—	$—	18,608,407	$2	$38,400	$5	$(7,135)	$31,272
Issuance of restricted stock awards	—	—	48,347	—	—	—	—	—
Stock-based compensation	—	—	—	—	31	—	—	31
Repurchase and retirement of ordinary shares	—	—	(110,293)	—	(146)	—	—	(146)
Other comprehensive income	—	—	—	—	—	33	—	33
Net income	—	—	—	—	—	—	643	643
Balance, June 30, 2025	—	$—	18,546,461	$2	$38,285	$38	$(6,492)	$31,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

six months ended June 30, 2026 and 2025

(in thousands)

(unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,053	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585	521
Noncash operating lease expense	332	537
Noncash earnout liability adjustmentz	(200)	—
Provision for credit losses	159	598
Noncash interest accretion	13	23
Stock-based compensation	194	40
Realized gain on short-term investment	(10)	—

Changes in operating assets and liabilities:
Accounts receivable, net	(3,181)	(4,569)
Accounts receivable – related parties, net	—	172
Inventory	(3,155)	(1,347)
Prepaid corporate taxes	(39)	29
Prepaid expenses	(732)	(82)
Deposits	(480)	(44)
Other assets	55	252
Accounts payable and accrued expenses	2,637	590
Accrued payroll and related	269	531
Unearned revenue	2,880	395
Rewards program liability	1,500	3,000
Sales tax payable	22	(38)
Corporate taxes payable	—	9
Operating lease liabilities	(347)	(333)
Net cash provided by operating activities	1,555	534

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21)	(202)
Proceeds from sale of investments	600	4,400
Purchase of investments	(918)	(493)
Net cash (used in) provided by investing activities	(339)	3,705

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(86)	(151)
Payment of installment payment liabilities	(200)	(230)
Payment for stock repurchase	(272)	(146)
Repayment of vehicle loan	(3)	—
Net cash used in financing activities	(561)	(527)

NET CHANGE IN CASH AND CASH EQUIVALENTS	655	3,712

CASH AND CASH EQUIVALENTS - BEGINNING	6,753	9,358
CASH AND CASH EQUIVALENTS - ENDING	$7,408	$13,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

six months ended June 30, 2026 and 2025

(CONTINUED)

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2026	2025
Cash paid during the period for:
Interest	$2	$24
Income taxes	$61	$67

Noncash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$—	$2,077

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, include the accounts of the Company and have been prepared by the Company, without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2026.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represents Level 3 measurements. There were no transfers between levels within the fair value measurement hierarchy during the three and six months ended June 30, 2026. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Investments	1	$5,191	$4,872

Liabilities:
Earn-out liabilities	3	$274	$560

Investments

The Company’s investments consisted of the following as of June 30, 2026:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,814	$—	$1,814
Corporate bonds	1,179	14	1,193
Mutual funds	2,184	—	2,184
	$5,177	$14	$5,191

The Company’s investments consisted of the following as of December 31, 2025:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,788	$—	$1,788
Corporate bonds	1,768	25	1,793
Mutual funds	1,291	—	1,291
	$4,847	$25	$4,872

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Earn-Out Liabilities

In connection with certain of the Company’s asset acquisitions, certain earn-out liabilities were established which reflect the estimated amounts payable upon the achievement of sales from acquired intangible assets over a period of time following the acquisition. As of June 30, 2026, the Company has earn-out liabilities associated with its purchase of Trend Brand Solutions and T.R. Miller Co.

Assumptions used in determining the fair value of the earn-out liabilities include the acquired asset’s projected gross profit, discount rates, remaining time intervals and residual earn-out percentages. The following table summarizes the key unobservable inputs into the models used to estimate the fair value of the earn-out liabilities at June 30, 2026:

Unobservable Inputs	June 30, 2026
Projected annual gross profit	$392 - $4,398
Earnout percentage	40% - 45%
Expected volatility	25%
Risk-free rate	3.6% - 4.3%
Discount rate	5.0% - 5.2%
Required Metric Risk Premium	5.3% - 7.7%
Time period to settlement	0.4 - 1.4 years

A reconciliation of the earn-out liabilities is included below:

Balance as of December 31, 2025	$560
Payments earned and paid	(86)
Release of liabilities not earned or paid	(200)
Balance as of June 30, 2026	$274

Current portion of contingent earn-out liabilities	$274
Long-term contingent earn-out liabilities	$—

C.	INVENTORY:

Inventory consists of the following:

	June 30, 2026	December 31, 2025
Finished goods (branded products)	$10,650	$7,278
Goods in process (un-branded products)	126	343
	$10,776	$7,621

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

D.	INSTALLMENT PAYMENT LIABILITIES:

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

A reconciliation of the installment payment liabilities is included below:

Balance as of December 31, 2025	$377
Interest accretion	13
Payments made	(200)
Balance as of June 30, 2026	$190

Current portion of installment payment liabilities	$190
Long-term installment payment liabilities	$—

E.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue generated per major product category	2026	2025	2026	2025
Promotional products - dropshipping	$13,660	$11,953	$23,299	$21,138
Promotional products – bulk dropshipping	2,550	3,584	9,775	9,915
Promotional products – Company owned inventory	4,672	4,296	8,252	7,190
Casino continuity program	10,096	10,197	17,899	17,565
Promotional products – third-party distributor	1,861	2,102	4,316	4,697
Rewards program	266	365	582	590
Additional services	253	80	484	176
	$33,358	$32,577	$64,607	$61,271

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	June 30, 2026	June 30, 2025
Balance at January 1,	$3,201	$4,423
Revenue recognized	(5,503)	(4,920)
Amounts collected not invoiced	8,383	5,314
Balance at June 30,	$6,081	$4,817

For the six months ended June 30, 2026 and 2025, the Company recognized $2,418 and $2,832 associated with unearned revenue balances outstanding at December 31, 2025 and 2024, respectively.

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

The Company did not repurchase any shares during the three months ended March 31, 2026 or March 31, 2025. During the three months ended June 30, 2025, the Company repurchased 110,293 shares at an average price of $1.33.

The following table provides information about stock repurchases during the period April 1, 2026 to June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	—	$—	2,192,667	$6,064
May 1, 2026 - May 31, 2026	80,236	$1.98	2,272,903	$5,905
June 1, 2026 - June 30, 2026	50,332	$2.02	2,323,235	$5,803

H.	STOCK-BASED COMPENSATION:

In November 2021, the board of directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of June 30, 2026, the number of shares of common stock available for issuance under the 2021 Plan is 570,596 shares of common stock.

Stock-based compensation expense included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$13	$2	$57	$10
Restricted stock	22	29	137	30
	$35	$31	194	40

All stock-based compensation expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Stock Options

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility is estimated based on the Company’s historical stock price volatility, and for periods prior to January 1, 2026 the expected volatility was based on historical volatility from a representative sample of publicly traded companies. The expected term represents the period of time that the options are expected to be outstanding. The risk-free interest rate is estimated using the rate of return on U.S. Treasury Notes with a life that approximates the expected life of the option. Stock-based compensation is based on awards that are ultimately expected to vest.

Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; those options generally vest based on four years of continuous service and have 10-year contractual terms.

A summary of option activity under the 2021 Plan as of and for the six months ended June 30, 2026 is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,394,500	$3.89	$—
Granted	61,450	1.65	—
Forfeited or expired and other adjustments	(12,334)	2.47	—
Outstanding at June 30, 2026	1,443,616	$3.81	$142
Vested and exercisable at June 30, 2026	1,416,616	$3.84	$128

The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 was $1.05. The grant date fair value of the options was determined utilizing the Black-Scholes model with the following assumptions at the date of issuance: Company stock price of $1.65 on date of grant, a 6.0 year expected life, volatility of 67.4%, a risk-free rate of 3.73% and an expected dividend yield of 0%. The weighted-average remaining contractual term for the options outstanding and exercisable is approximately 6.0 years and 5.7 years, respectively, as of June 30, 2026. As of June 30, 2026, the Company had $28 in unrecognized compensation related to non-vested options to be recognized over the remaining weighted average vesting period of 2.6 years.

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

A summary of restricted stock activity under the 2021 Plan as of and for the six months ended June 30, 2026 is presented below:

Time-Based Restricted Stock
Outstanding (unvested) at December 31, 2025	238,627
Granted	262,000
Vested	(73,627)
Forfeited	—
Outstanding (unvested) at June 30, 2026	427,000

As of June 30, 2026, the Company had $702 in unrecognized compensation related to non-vested restricted stock to be recognized over the remaining weighted average vesting period of 2.41 years.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

I.	INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that diluted net income per share includes the assumed exercise of dilutive warrants and stock options, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds received from the exercise of stock options and warrants, as well as the average unrecognized stock compensation expense for the stock options, would be used to purchase the Company’s common stock at the average market price during the period.

The following tables set forth the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Basic net income per common share:
Numerator:
Net income	$309	$1,053
Denominator:
Weighted average number of shares of common stock outstanding	18,725,024	18,679,433
Basic net income per common share	$0.02	$0.06

Diluted net income per common share:
Numerator:
Net income	$309	$1,053
Denominator:
Number of shares used in basic computation	18,725,024	18,679,433
Add: effect of dilutive securities:
Warrants	—	—
Stock options	31,911	34,200
Weighted average number of shares of common stock outstanding used to calculate diluted income per share	18,756,935	18,713,633
Diluted net income per common share	$0.02	$0.06

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
Add: effect of dilutive securities:
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

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Warrants	10,074,195	10,074,195	10,074,195	10,074,195
Stock options	1,263,166	1,263,166	1,256,680	1,258,108
	11,337,361	11,337,361	11,330,875	11,332,303

J.	INCOME TAXES:

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

The Company recorded an income tax provision of approximately $19 thousand and $114 thousand in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2026 and 2025, respectively. The Company recorded an income tax provision of approximately $65 thousand and $76 thousand in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2026 and 2025, respectively.

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

The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was 5.9% and 15.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 5.8% and 23.3%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to the change in the impact of permanent items and uncertain tax positions. Additionally, the Company’s annual effective tax rate compared to the statutory tax rate has been impacted by a partial release of a valuation allowance due to the projected taxable income and net operating loss utilization. The Company has recognized a full valuation allowance on its gross deferred tax assets less its deferred tax liabilities.

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

As of June 30, 2026, Stran and SLS had total assets of $42,306 and $14,562, respectively. As of December 31, 2025, Stran and SLS had total assets of $39,084 and $10,264, respectively. The entire goodwill balance of $2,321 as of June 30, 2026 and December 31, 2025, was allocated to the SLS segment.

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

The tables below present information about reported segments for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended
	June 30, 2026				June 30, 2025
	Stran	SLS	Other	Total	Stran	SLS	Other	Total
Sales	$23,262	$10,096	$-	$33,358	$21,765	$10,812	$-	$32,577
Gross profit	$7,570	$2,452	$-	$10,022	$7,594	$2,275	$-	$9,869
Operating income	$638	$443	$(995)	$86	$1,055	$229	$(889)	$395

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

	For the Six Months Ended
	June 30, 2026				June 30, 2025
	Stran	SLS	Other	Total	Stran	SLS	Other	Total
Sales	$46,690	$17,917	$-	$64,607	$42,700	$18,571	$-	$61,271
Gross profit	$14,967	$4,698	$-	$19,665	$14,385	$3,966	$-	$18,351
Operating income (loss)	$1,807	$975	$(2,051)	$731	$2,216	$(233)	$(2,123)	$(140)

L.	CREDIT LOSSES:

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

For the three and six months ended June 30, 2026, the Company had no major customer to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from one customer amounting to 16.1% of the total accounts receivable balance as of June 30, 2026.

For the three and six months ended June 30, 2025, the Company had no major customers to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from one customer amounting to 16.7% of the total accounts receivable balance.

The accounts receivable balance from all sources on the Company’s consolidated balance sheets as of June 30, 2026 was $20,274, net of $1,336 (inclusive of $829 for related party receivables) of allowances. The following table provides a roll-forward of the allowance for credit losses for the six months ended June 30, 2026 and 2025 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	June 30, 2026	June 30, 2025
Balance of allowance for credit losses, beginning of year	$(1,378)	$(791)
Write off charged against the allowance	201	238
Net increase in allowance estimate	(159)	(598)
Balance of allowance for credit losses, end of period	$(1,336)	$(1,151)

Accounts receivable at June 30, 2026 and December 31, 2025, includes allowance for credit losses of $1,336 and $1,378 (inclusive of $829 and $829 for related party receivables), respectively. Accounts receivable at December 31, 2024 was $18,665 (inclusive of $573 for related party receivables and net of an allowance for credit losses of $464).

	June 30, 2026	December 31, 2025
Trade accounts receivable	$20,781	$17,801
Less: allowance for credit losses on accounts receivable	(507)	(549)
Total accounts receivable, net	$20,274	$17,252
Accounts receivable - related party	829	829
Less: allowance for credit losses on accounts receivable - related party	(829)	(829)
Total accounts receivable - related party, net	$-	$-
Total accounts receivable from all sources, net	$20,274	$17,252

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

M.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Name of Related Party	Relationship	Nature	June 30, 2026	December 31, 2025
Innovative Genetics, Inc.	Alejandro Tani, former member of board of directors, the former chairman of the Company’s Nominating and Corporate Governance Committee, and a former member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Officer, and majority owner of Innovative Genetics.	Limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade name and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.	$—	$—

Amounts due and paid to related parties

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). Engage & Excel provides certain merger and acquisition, management and recruitment consulting services to the Company. The Company has paid Engage & Excel for consulting services provided approximately $10 and $5 for the six months ended June 30, 2026 and 2025.

The Company’s Chief Strategy Officer and Chief Compliance Officer provides consulting services to the Company through Josselin Capital Advisors, Inc. (“JCA”). Effective November 26, 2025, the Company entered into a consulting agreement with JCA (“2025 JCA Agreement”) pursuant to which JCA provides services. Under the 2025 JCA Agreement, JCA receives an annual consulting fee of $250 and a monthly auto allowance of $1, and is eligible to earn an annual performance bonus based on achievement of certain performance goals. Prior to the 2025 JCA Agreement, services were provided under the prior Amended and Restated Consulting Agreement, dated as of April 14, 2023 (the “2023 A&R JCA Agreement”). Under the 2023 A&R JCA Agreement, JCA receives an annual consulting fee of $200 and a monthly automobile of $1. For the three months ended June 30, 2026 and 2025, the Company paid JCA approximately $60 and $62, respectively, for consulting services. For the six months ended June 30, 2026 and 2025, the Company paid JCA approximately $132 and $130, respectively, for consulting services.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” and the “Company” are to Stran & Company, Inc., a Nevada corporation, and its consolidated subsidiaries; references to “Stran” or “Stran & Company, Inc.” are to Stran & Company, Inc., a Nevada corporation; references to “Stran Loyalty Solutions” or “SLS” are to Stran Loyalty Solutions, LLC, a Nevada limited liability company and a wholly-owned subsidiary of Stran & Company, Inc.; and references to “Gander Group Louisiana” are to Gander Group Louisiana, LLC, a Louisiana limited liability company, a wholly owned subsidiary of Stran Loyalty Solutions. References to “Stran segment” are to the unconsolidated operations of Stran & Company, Inc. References to “SLS segment” are to the operations of Stran Loyalty Solutions consolidated with the operations of Gander Group Louisiana. The Company’s reportable segments are further described in Note K to the financial statements accompanying this Quarterly Report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	evolving trade matters, including tariffs on goods that we purchase from manufacturers in other countries, and how they could impact our ability to compete cost-effectively;

•	our goals and strategies;

•	our business development, financial condition and results of operations;

•	expected changes in our revenue, costs or expenditures;

•	growth and competition trends in our industry;

•	our expectations regarding demand for, and market acceptance of, our products or services;

•	our expectations regarding our relationships with investors, institutional funding sources and other parties with whom we collaborate;

•	our expectations regarding the availability and use of financing from credit facilities or sales of equity or debt securities;

•	future fluctuations in general economic and business conditions in the markets in which we operate; and

•	future relevant government policies and regulations relating to our industry.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three and six months ended June 30, 2026 program clients accounted for 81.3% and 83.3% of total revenue, respectively. For the three and six months ended June 30, 2025, program clients accounted for 80.2% and 81.8% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships, which we believe will help secure recurring revenue well into the future.

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

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump (consolidated with Trump v. V.O.S. Selections, Inc.) that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the fentanyl-related tariffs on Chinese imports described above as well as all other tariffs imposed under IEEPA. In response, the President immediately issued an executive order terminating the IEEPA tariff orders, and U.S. Customs and Border Protection (“CBP”) halted collection of IEEPA-based duties effective 12:00 a.m. on February 24, 2026.

Also on February 20, 2026, invoking Section 122 of the Trade Act of 1974, President Trump imposed a temporary 10% global import surcharge on most imports effective February 24, 2026, for a maximum statutory period of 150 days. The President separately announced via social media an intention to increase this surcharge to 15%; however, no proclamation implementing that increase was ever issued, and the controlling Federal Register notice and CBP’s duty collection remained at 10% throughout the period the surcharge was in effect. On May 7, 2026, the U.S. Court of International Trade held, in a divided 2–1 decision, that the Section 122 surcharge was unlawful, although relief under that decision was limited to the plaintiffs in that litigation rather than extended to all importers. Separately, because Section 122 authority is capped at 150 days absent an extension by Congress, and no such extension occurred, the surcharge expired by its own terms as of July 24, 2026. Following the Supreme Court’s decision, the administration also indicated it would pursue Section 301 investigations targeting numerous U.S. trading partners as a longer-term replacement for the invalidated IEEPA tariffs.

Effective July 24, 2026, the Section 122 global surcharge described above was replaced by new tariffs of 10% or 12.5% imposed under Section 301 of the Trade Act of 1974 on imports from 60 trading partners representing approximately 99% of U.S. imports. The Office of the U.S. Trade Representative (“USTR”) initiated the underlying Section 301 investigation on March 12, 2026, and determined on June 2, 2026, that the investigated economies had failed to impose, or had failed effectively to enforce, prohibitions on the importation of goods produced with forced labor. Economies that had adopted and were enforcing such prohibitions – or that the USTR determined had made satisfactory commitments to adopt and enforce them – became subject to the 10% rate, while the remaining economies, including China, became subject to the 12.5% rate. These duties took effect immediately upon the expiration of the Section 122 surcharge and remain subject to various product- and country-specific exemptions, including for certain raw materials, products whose coverage would cause economy-wide disruption, goods not producible in sufficient quantities domestically, civil aircraft-related articles, certain pharmaceutical products, and a limited in-transit exception for goods loaded before July 24, 2026, and entered for consumption before July 28, 2026.

As a result of the above tariffs and tariff amendments and the ongoing uncertainties as to tariff refunds and future tariff rates, we have had to increase prices for certain products, and may be required to raise those prices further, which may result in the loss of customers. If prices cannot be increased, it may result in a negative impact on our gross margin. We have also attempted to shift away from Chinese suppliers in particular, and other foreign suppliers in general, and may seek to increase this shift due to U.S. tariffs or other aspects of U.S. trade policy, in an effort to reduce the effect of tariff increases on our product prices. However, due to the limited availability of competitive pricing from suppliers whose goods are not currently subject to tariffs or that are subject to relatively lower tariffs, and the possibility that some of the current or planned additional U.S. tariffs may increase, decrease, or become subject to exceptions or suspensions, with little or no prior notice, our ability to cost-effectively mitigate some of the effects of current and future scheduled U.S. tariffs may be significantly limited. These trends and uncertainties may result in additional costs and disruption to our operations, which may have a significant negative effect on the Company’s sales and gross margins in future periods. As a result, investors should not assume that any trends reflected in our past results that relate to periods preceding the increases in applicable U.S. tariffs since February 2025, including those that may be indicated below for the six months ended June 30, 2026, may be expected to continue to occur in future periods.

During the three and six months ended June 30, 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments have not had a direct material impact on our results. However, we are exposed to volatility in energy and oil markets, which could impact manufacturing, transportation, and packaging costs. Maritime restrictions in the Strait of Hormuz will continue to influence this risk. Significant increases in fuel, utilities, and petroleum-based inputs may materially increase our cost of goods sold and logistics expenses, and these increases may not be fully offset through pricing actions, which could adversely impact our margins and operating results.

Our sales for the three and six months ended June 30, 2026 increased 2.4% and 5.4%, respectively, compared to the same periods in 2025, due to higher spending from existing clients as well as business from new customers.

As of June 30, 2026, we had approximately $56.9 million of total assets with approximately $31.5 million of total stockholders’ equity.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•	present three years, and may instead present only two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

•	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers;

•	our ability to offer competitive product pricing;

•	our ability to broaden product offerings;

•	industry demand and competition;

•	our ability to leverage technology and use and develop efficient processes;

•	our ability to attract and retain talented employees;

•	our ability to identify or to complete acquisitions or to successfully integrate the businesses we acquire; and

•	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025 both in dollars and as a percentage of our revenues.

	Three Months Ended June 30
	2026		2025
	Amount	% of	Amount	% of
	(in thousands)	Revenues	(in thousands)	Revenues
Sales	$33,358	100.0%	$32,577	100.0%

Cost of sales	23,336	70.0%	22,708	69.7%

GROSS PROFIT	10,022	30.0%	9,869	30.3%

OPERATING EXPENSES:
General and administrative expenses	9,936	29.8%	9,474	29.1%
Total operating expenses	9,936	29.8%	9,474	29.1%

INCOME FROM OPERATIONS	86	0.3%	395	1.2%

OTHER INCOME:
Other income (expense), net	165	0.5%	285	0.9%
Interest income	67	0.2%	77	0.2%
Realized gain on investments	10	—%	—	—%
Total other income	242	0.7%	362	1.1%

INCOME BEFORE INCOME TAXES	328	1.0%	757	2.3%

Provision for income taxes	19	0.1%	114	0.3%

NET INCOME	$309	0.9%	$643	2.0%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$23,262	69.7%	$21,765	66.8%	$1,497	6.9%
SLS	10,096	30.3%	10,812	33.2%	(716)	(6.6)%
Total sales	$33,358	100.0%	$32,577	100.0%	$781	2.4%

Our total sales increased 2.4% to approximately $33.4 million for the three months ended June 30, 2026, from approximately $32.6 million for the three months ended June 30, 2025. Sales by our Stran segment increased to approximately $23.3 million for the three months ended June 30, 2026 from approximately $21.8 million for the three months ended June 30, 2025. Sales by our SLS segment decreased to approximately $10.1 million for the three months ended June 30, 2026 from approximately $10.8 million for the three months ended June 30, 2025. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the decrease in sales was primarily attributable to a decline in sales from existing customers.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$15,692	67.2%	$14,171	62.4%	$1,521	10.7%
SLS	7,644	32.8%	8,537	37.6%	(893)	(10.5)%
Total cost of sales	$23,336	100.0%	$22,708	100.0%	$628	2.8%

Our total cost of sales increased 2.8% to approximately $23.3 million for the three months ended June 30, 2026, from approximately $22.7 million for the three months ended June 30, 2025. As a percentage of sales, total cost of sales increased to 70.0% for the three months ended June 30, 2026 from 69.7% for the three months ended June 30, 2025. Cost of sales by our Stran segment increased to approximately $15.7 million for the three months ended June 30, 2026 from approximately $14.2 million for the three months ended June 30, 2025. Cost of sales by our SLS segment decreased to approximately $7.6 million for the three months ended June 30, 2026 from approximately $8.5 million for the three months ended June 30, 2025. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 2.4% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the decrease was primarily attributable to effective cost management and lower tariffs.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$7,570	75.5%	$7,594	76.9%	$(24)	(0.3)%
SLS	2,452	24.5%	2,275	23.1%	177	7.8%
Total gross profit	$10,022	100.0%	$9,869	100.0%	$153	1.6%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 1.6 % to approximately $10.0 million, or 30.0% of sales, for the three months ended June 30, 2026, from approximately $9.9 million, or 30.3% of sales, for the three months ended June 30, 2025. Gross profit of our Stran segment was approximately $7.6 million for each of the three months ended June 30, 2026 and the three months ended June 30, 2025. Gross profit of our SLS segment increased to approximately $2.5 million for the three months ended June 30, 2026 from approximately $2.3 million for the three months ended June 30, 2025. The increase in the dollar amount of total gross profit was primarily attributable to customer mix and effective cost management. For the Stran segment, the decrease in the dollar amount of gross profit was due to customer mix. For the SLS segment, the increase in the dollar amount of gross profit was primarily attributable to improved customer mix, effective cost management, and lower tariffs.

Gross profit margin is defined as gross profit as a percentage of sales. The decrease in total gross profit margin to 30.0% for the three months ended June 30, 2026 from 30.3% for the three months ended June 30, 2025 was primarily due to a shift in our customer mix and margin contribution. The gross profit margin for the Stran segment decreased to 32.5% for the three months ended June 30, 2026 from 34.9% for the three months ended June 30, 2025 due to customer mix. The gross profit margin for the SLS segment increased to 24.3% for the three months ended June 30, 2026 from 21.0% for the three months ended June 30, 2025 due to improved customer mix and effective cost management.

The gross profit and gross profit margin for the remainder of 2026 will be largely dependent on revenue levels.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Three Months Ended		Three Months Ended		Increase / (Decrease)
	June 30, 2026	% of Total	June 30, 2025	% of Total	$	%
Stran	$6,932	69.8%	$6,532	69.0%	$400	6.1%
SLS	2,009	20.2%	2,053	21.6%	(44)	(2.1)%
Other	995	10.0%	889	9.4%	106	11.9%
Total operating expenses	$9,936	100.0%	$9,474	100.0%	$462	4.9%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 4.9% to approximately $9.9 million for the three months ended June 30, 2026, from approximately $9.5 million for the three months ended June 30, 2025. Operating expenses of our Stran segment increased to approximately $6.9 million for the three months ended June 30, 2026 from approximately $6.5 million for the three months ended June 30, 2025. Operating expenses of our SLS segment decreased to approximately $2.0 million for the three months ended June 30, 2026 from approximately $2.1 million for the three months ended June 30, 2025. As a percentage of sales, total operating expenses increased to 29.8% for the three months ended June 30, 2026, from 29.1% for the three months ended June 30, 2025. As a percentage of sales, operating expenses of our Stran segment decreased to 29.8% for the three months ended June 30, 2026 from 30.0% for the three months ended June 30, 2025. As a percentage of sales, operating expenses of our SLS segment increased to 19.9% for the three months ended June 30, 2026 from 19.0% for the three months ended June 30, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to higher sales-related costs, and our investment in STRAN Digital Solutions to provide enhanced functionality and offerings to scale client programs. For the SLS segment, the decrease in the dollar amount of operating expenses was primarily attributable to a small reduction in headcount and lower sales-related costs. Operating expenses for “Other” consists of unallocated corporate costs, including salaries for our corporate officers, audit-related fees, board of director compensation, and other stock-related charges. Such costs increased by approximately $0.1 million to approximately $1.0 million for the three months ended June 30, 2026, from approximately $0.9 million for the three months ended June 30, 2025. The increase was primarily due to higher legal and accounting expenses.

Other Income

Other income consists of other income (expense), interest income, and realized gain on investments. Our other income, net was approximately $165 thousand for the three months ended June 30, 2026, compared to other income, net of approximately $285 thousand for the three months ended June 30, 2025. This change was primarily related to cost recoveries in 2025 for estimated shipping charges that did not reoccur in 2026. Our interest income was approximately $67 thousand for the three months ended June 30, 2026, compared to approximately $77 thousand for the three months ended June 30, 2025. This decrease was primarily attributable to lower average program deposit balances compared to the same period in the prior year, offset by slightly higher interest rates. Our realized gain on investments was $10 thousand for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025, since no investments were sold during the three months ended June 30, 2025.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended June 30, 2026 was approximately $19 thousand compared to an income tax expense of approximately $114 thousand for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 was 5.9%, based on income before income taxes of approximately $0.3 million. The effective tax rate for the three months ended June 30, 2025 was 15.1%, based on income before income taxes of approximately $0.8 million.

The change in the effective tax rate from the comparison of 2026 and 2025 as noted above primarily relates to our estimated earnings and the Company’s position that its deferred tax assets require a full valuation allowance.

Net Income

Our net income for the three months ended June 30, 2026 was approximately $0.3 million, compared to net income of approximately $0.6 million for the three months ended June 30, 2025. This change was primarily due to an increase in operating expenses offset by an increase in gross profit for the reasons described above.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025 both in dollars and as a percentage of our sales.

	Six Months Ended June 30,
	2026		2025
	Amount (in thousands)	% of Revenues	Amount (in thousands)	% of Revenues
Sales	$64,607	100.0%	$61,271	100.0%

Cost of sales	44,942	69.6%	42,920	70.0%

GROSS PROFIT	19,665	30.4%	18,351	30.0%

OPERATING EXPENSES:
General and administrative expenses	18,934	29.3%	18,491	30.2%
Total operating expenses	18,934	29.3%	18,491	30.2%

INCOME (LOSS) FROM OPERATIONS	731	1.1%	(140)	(0.2)%

OTHER INCOME:
Other income (expense)	243	0.4%	280	0.5%
Interest income	134	0.2%	119	0.2%
Realized gain on investments	10	—%	67	0.1%
Total other income	387	0.6%	466	0.8%

INCOME BEFORE INCOME TAXES	1,118	1.7%	326	0.5%

Provision for income taxes	65	0.1%	76	0.1%

NET INCOME	$1,053	1.6%	$250	0.4%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$46,690	72.3%	$42,700	69.7%	$3,990	9.3%
SLS	17,917	27.7%	18,571	30.3%	(654)	(3.5)%
Total sales	$64,607	100.0%	$61,271	100.0%	$3,336	5.4%

Our total sales increased 5.4% to approximately $64.6 million for the six months ended June 30, 2026, from approximately $61.3 million for the six months ended June 30, 2025. Sales by our Stran segment increased to approximately $46.7 million for the six months ended June 30, 2026 from approximately $42.7 million for the six months ended June 30, 2025. Sales by our SLS segment decreased to approximately $17.9 million for the six months ended June 30, 2026 from approximately $18.6 million for the six months ended June 30, 2025. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the decrease in sales was primarily attributable to lower spend from existing customers.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$31,723	70.6%	$28,315	66.0%	$3,408	12.0%
SLS	13,219	29.4%	14,605	34.0%	(1,386)	(9.5)%
Total cost of sales	$44,942	100.0%	$42,920	100.0%	$2,022	4.7%

Our total cost of sales increased 4.7% to approximately $44.9 million for the six months ended June 30, 2026, from approximately $42.9 million for the six months ended June 30, 2025. As a percentage of sales, total cost of sales decreased to 69.6% for the six months ended June 30, 2026 from 70.0% for the six months ended June 30, 2025. Cost of sales by our Stran segment increased to approximately $31.7 million for the six months ended June 30, 2026 from approximately $28.3 million for the six months ended June 30, 2025. Cost of sales by our SLS segment decreased to approximately $13.2 million for the six months ended June 30, 2026 from approximately $14.6 million for the six months ended June 30, 2025. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 5.4% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the decrease was primarily attributable to lower sales and effective cost management.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$14,967	76.1%	$14,385	78.4%	$582	4.0%
SLS	4,698	23.9%	3,966	21.6%	732	18.5%
Total gross profit	$19,665	100.0%	$18,351	100.0%	$1,314	7.2%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 7.2% to approximately $19.7 million, or 30.4% of sales, for the six months ended June 30, 2026, from approximately $18.4 million, or 30.0% of sales, for the six months ended June 30, 2025. Gross profit of our Stran segment increased to approximately $15.0 million for the six months ended June 30, 2026 from approximately $14.4 million for the six months ended June 30, 2025. Gross profit of our SLS segment increased to approximately $4.7 million for the six months ended June 30, 2026 from approximately $4.0 million for the six months ended June 30, 2025. The increase in the dollar amount of total gross profit was primarily attributable to customer mix and effective cost management. For the Stran segment, the increase in the dollar amount of gross profit was due to an increase in sales of approximately $4.0 million, which was partially offset by an increase of cost of sales of approximately $3.4 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was primarily attributable to improved customer mix and effective cost management.

Gross profit margin is defined as gross profit as a percentage of sales. The increase in total gross profit margin to 30.4% for the six months ended June 30, 2026 from 30.0% for the six months ended June 30, 2025 was primarily due to a shift in our customer mix and margin contribution. The gross profit margin for the Stran segment decreased to 32.1% for the six months ended June 30, 2026 from 33.7% for the six months ended June 30, 2025 due to customer mix. The gross profit margin for the SLS segment increased to 26.2% for the six months ended June 30, 2026 from 21.4% for the six months ended June 30, 2025 due to improved customer mix and effective cost management.

The gross profit and gross profit margin for the remainder of 2026 will be largely dependent on revenue levels.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$13,160	69.5%	$12,162	65.8%	$998	8.2%
SLS	3,723	19.7%	4,200	22.7%	(477)	(11.4)%
Other	2,051	10.8%	2,129	11.5%	(78)	(3.7)%
Total operating expenses	$18,934	100.0%	$18,491	100.0%	$443	2.4%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 2.4% to approximately $18.9 million for the six months ended June 30, 2026, from approximately $18.5 million for the six months ended June 30, 2025. Operating expenses of our Stran segment increased to approximately $13.2 million for the six months ended June 30, 2026 from approximately $12.2 million for the six months ended June 30, 2025. Operating expenses of our SLS segment decreased to approximately $3.7 million for the six months ended June 30, 2026 from approximately $4.2 million for the six months ended June 30, 2025. As a percentage of sales, total operating expenses decreased to 29.3% for the six months ended June 30, 2026, from 30.2% for the six months ended June 30, 2025. As a percentage of sales, operating expenses of our Stran segment decreased to 28.2% for the six months ended June 30, 2026 from 28.5% for the six months ended June 30, 2025. As a percentage of sales, operating expenses of our SLS segment decreased to 20.8% for the six months ended June 30, 2026 from 22.6% for the six months ended June 30, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to increased headcount and employee-related costs, higher sales-related costs, and our investment in STRAN Digital Solutions to provide enhanced functionality and offerings to scale client programs. For the SLS segment, the decrease in the dollar amount of operating expenses was primarily attributable to a small reduction in headcount and lower sales-related costs. Operating expenses for “Other” consists of unallocated corporate costs, including salaries for our corporate officers, audit-related fees, board of director compensation, and other stock-related charges. Such costs decreased by approximately $78 thousand to approximately $2.1 million for the six months ended June 30, 2026, from approximately $2.1 million for the six months ended June 30, 2025. The decrease was primarily due to lower legal and accounting expenses.

Other Income

Other income consists of other income (expense), interest income, and realized gain on investments. Our other income, net was approximately $243 thousand for the six months ended June 30, 2026, compared to other income, net of approximately $280 thousand for the six months ended June 30, 2025. This change was primarily related to cost recoveries from prior periods for estimated shipping charges. Our interest income was approximately $134 thousand for the six months ended June 30, 2026, compared to approximately $119 thousand for the six months ended June 30, 2025. This increase was primarily attributable to higher interest rates earned on program deposit balances, partially offset by slightly lower average program deposit balances compared to the same period in the prior year. Our realized gain on investments was $10 thousand for the six months ended June 30, 2026, compared to approximately $67 thousand for the six months ended June 30, 2025, due to the reduced amount of investments sold in 2026 when compared to the same period in 2025.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the six months ended June 30, 2026 was approximately $65 thousand compared to an income tax expense of approximately $76 thousand for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was 5.8%, based on income before income taxes of approximately $1.1 million. The effective tax rate for the six months ended June 30, 2025 was 23.3%, based on income before income taxes of approximately $0.3 million.

The change in the effective tax rate from the comparison of 2026 and 2025 as noted above primarily relates to our estimated earnings and the Company’s position that its deferred tax assets require a full valuation allowance.

Net Income

Our net income for the six months ended June 30, 2026 was approximately $1.1 million, compared to net income of approximately $0.3 million for the six months ended June 30, 2025. This change was primarily due to an increase in gross profit for the reasons described above.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $7.4 million and investments of approximately $5.2 million. We have largely financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and positive cash flow during the six months ended June 30, 2026.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ended June 30, 2027 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,555	$534
Net cash (used in) provided by investing activities	(339)	3,705
Net cash used in financing activities	(561)	(527)
Net change in cash and cash equivalents	655	3,712
Cash and cash equivalents - beginning	6,753	9,358
Cash and cash equivalents - ending	$7,408	$13,070

Net cash provided by operating activities was approximately $1.6 million for the six months ended June 30, 2026, as compared to net cash provided by operating activities of approximately $0.5 million for the six months ended June 30, 2025. The change was primarily due to an increase in net income, an increase in unearned revenue, and higher accounts payable and accruals as a result of timing. These increases were offset by a decrease in cash provided by the rewards program, higher inventory, and prepaid deposits for customer orders, as a result of the timing of payments.

Net cash used in investing activities was approximately $0.3 million for the six months ended June 30, 2026, as compared to net cash provided by investing activities of approximately $3.7 million for the six months ended June 30, 2025. The change was primarily due to non-recurring redemptions of our investments from 2025.

Net cash used in financing activities was approximately $0.6 million for the six months ended June 30, 2026, as compared to approximately $0.5 million for the six months ended June 30, 2025. Net cash used in financing activities was primarily related to higher amounts spent to repurchase our common stock, payments of installment loan liabilities, which remained consistent from period to period, and lower amounts paid on earn-out liabilities.

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

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2026	$382
2027	679
2028	335
2029	276
2030	283
Thereafter	411
Total	$2,366

Lease costs for the three months ended June 30, 2026 and 2025 totaled approximately $0.2 million and $0.2 million, respectively. Lease costs for the six months ended June 30, 2026 and 2025 totaled approximately $0.4 million and $0.4 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of June 30, 2026 and December 31, 2025, the Company had net reward card program liabilities totaling approximately $3.0 million and $1.5 million, respectively.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, and that would have a material impact on our financial condition or results of operations. There are items within our unaudited consolidated financial statements that require estimation but are not deemed critical, as defined above.

Recent Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note A to our financial statements accompanying this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

•	There was a material weakness in our internal controls related to the proper design and implementation of certain controls over the review and approval of journal entries.

•	There was a material weakness in our internal controls related to the proper selection and development of certain information technology general controls related to user access, vendor management and change management controls that led to deficiencies in the design and operation of control activities.

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the six months ended June 30, 2026 as follows:

•	Management, with the assistance of a third party, continued to perform an evaluation of the processes and procedures around our processes, internal control design gaps, and recommend process enhancements.

•	Management is implementing enhanced policies and procedures governing the preparation, review, and approval of journal entries. These efforts include the implementation of improved approval workflows within the Company’s NetSuite system, the establishment of more clearly defined review criteria, and the refinement of user roles and responsibilities to strengthen segregation of duties and ensure appropriate review and authorization of journal entries.

•	We continued to implement enhancements and process improvements, including the design and implementation of reporting systems relating to our NetSuite enterprise resource planning system. These enhancements include refinements to user access controls, enhancements to vendor setup and management procedures and improvements to the documentation and review of system configuration changes.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	—	$—	2,192,667	$6,063,967
May 1, 2026 - May 31, 2026	80,236	$1.98	2,272,903	$5,905,100
June 1, 2026 - June 30, 2026	50,332	$2.02	2,323,235	$5,803,429

(1)	On February 21, 2022, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $10 million of its outstanding shares of common stock in the open market, or privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 promulgated under the Exchange Act (“Rule 10b-18”). During the three months ended June 30, 2026, the Company made repurchases pursuant to broker repurchase instructions pursuant to Rule 10b-18 and Rule 10b5-1 promulgated pursuant to the Exchange Act (“Rule 10b5-1”). The Company’s broker repurchase instructions were adopted in accordance with the restrictions that would apply to the Company if it were subject to the Stran & Company, Inc. Second Amended and Restated Insider Trading Policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2026 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2026.

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

Date: August 11, 2026	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

