Form 10-Q
period 2026-09-30
Stran & Company, Inc.
filed 2026-11-10
CIK 1872525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

As of November 9, 2026, there were a total of 18,554,776 shares of the registrant’s common stock outstanding.

STRAN & COMPANY, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRAN & COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,383	$6,753
Investments	5,200	4,872
Accounts receivable, net	15,438	17,252
Inventory	10,789	7,621
Prepaid expenses	2,231	1,778
Deposits	1,589	363
Other current assets	—	2
Total current assets	42,630	38,641

Property and equipment, net	1,452	1,944

OTHER ASSETS:
Intangible assets - customer lists, net	3,323	3,690
Intangible assets - trade name	654	654
Goodwill	2,321	2,321
Other assets	207	53
Right of use assets	1,636	2,045
Total other assets	8,141	8,763
Total assets	$52,223	$49,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,396	$8,568
Accrued payroll and related	2,538	1,970
Unearned revenue	4,564	3,201
Rewards program liability	924	1,500
Sales tax payable	290	327
Current portion of contingent earn-out liabilities	145	105
Current portion of installment payment liabilities	175	230
Current portion of vehicle loan	5	—
Current portion of lease liabilities	571	602
Total current liabilities	19,608	16,503

LONG-TERM LIABILITIES:
Long-term contingent earn-out liabilities	—	455
Long-term installment payment liabilities	—	147
Long-term lease liabilities	1,311	1,695
Long-term vehicle loan	28	47
Total long-term liabilities	1,339	2,344
Total liabilities	20,947	18,847

Commitments and contingencies (Note F)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,554,776 and 18,508,157 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	37,628	37,925
Accumulated deficit	(6,401)	(7,489)
Accumulated other comprehensive income	47	63
Total stockholders’ equity	31,276	30,501
Total liabilities and stockholders’ equity	$52,223	$49,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

three and nine months ended September 30, 2026 and 2025

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$28,099	$25,981	$92,706	$87,252

Cost of sales	18,738	18,909	63,680	61,829

GROSS PROFIT	9,361	7,072	29,026	25,423

OPERATING EXPENSES:
General and administrative expenses	9,514	8,854	28,448	27,345
Total operating expenses	9,514	8,854	28,448	27,345

(LOSS) INCOME FROM OPERATIONS	(153)	(1,782)	578	(1,922)

OTHER INCOME:
Other income, net	126	304	369	584
Interest income	99	87	233	206
Realized gain on investments	2	79	12	146
Total other income	227	470	614	936

INCOME (LOSS) BEFORE INCOME TAXES	74	(1,312)	1,192	(986)

Provision (benefit) for income taxes	39	(72)	104	4

NET INCOME (LOSS)	$35	$(1,240)	$1,088	$(990)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.07)	$0.06	$(0.05)
Diluted	$0.00	$(0.07)	$0.06	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,598,888	18,384,904	18,651,811	18,526,004
Diluted	18,625,131	18,384,904	18,679,075	18,526,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

three and nine months ended September 30, 2026 and 2025

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$35	$(1,240)	$1,088	$(990)

Other comprehensive income (loss):
Reclassification of investment gains to net income	(2)	—	(10)	—
Unrealized (loss) gain on investment, net of tax	(6)	(14)	(6)	34
Total other comprehensive income (loss)	(8)	(14)	(16)	34

Comprehensive income (loss)	$27	$(1,254)	$1,072	$(956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

three and nine months ended September 30, 2026 and 2025

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2026	—	$—	18,508,157	$2	$37,925	$63	$(7,489)	$30,501
Issuance of restricted stock awards	—	—	262,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	159	—	—	159
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	744	744
Balance, March 31, 2026	—	$-	18,770,157	$2	$38,084	$61	$(6,745)	$31,402
Stock-based compensation	—	—	—	—	35	—	—	35
Repurchase and retirement of ordinary shares	—	—	(130,568)	—	(272)	—	—	(272)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	309	309
Balance, June 30, 2026	—	$—	18,639,589	$2	$37,847	$55	$(6,436)	$31,468
Issuance of restricted stock awards	—	—	23,756	—	—	—	—	—
Stock-based compensation	—	—	—	—	8	—	—	8
Repurchase and retirement of ordinary shares			(108,569)	—	(227)	—	—	(227)
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	35	35
Balance, September 30, 2026	—	$—	18,554,776	$2	$37,628	$47	$(6,401)	$31,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

three and nine months ended September 30, 2026 and 2025

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2025	—	$—	18,598,574	$2	$38,391	$(10)	$(6,742)	$31,641
Stock-based compensation	—	—	9,833	—	9	—	—	9
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(393)	(393)
Balance, March 31, 2025	—	$—	18,608,407	$2	$38,400	$5	$(7,135)	$31,272
Issuance of restricted stock awards	—	—	48,347	—	—	—	—	—
Stock-based compensation	—	—	—	—	31	—	—	31
Repurchase and retirement of ordinary shares	—	—	(110,293)	—	(146)	—	—	(146)
Other comprehensive income	—	—	—	—	—	33	—	33
Net income	—	—	—	—	—	—	643	643
Balance, June 30, 2025	—	$—	18,546,461	$2	$38,285	$38	$(6,492)	$31,833
Stock-based compensation	—	—	—	—	25	—	—	25
Issuance of restricted stock awards			8,904					—
Other comprehensive income	—	—	—	—	—	(14)	—	(14)
Repurchase and retirement of ordinary shares			(267,207)		(408)	—	—	(408)
Net loss	—	—	—	—	—	—	(1,240)	(1,240)
Balance, September 30, 2025	—	$—	18,288,158	$2	$37,902	$24	$(7,732)	$30,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

nine months ended September 30, 2026 and 2025

(in thousands)

(unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,088	$(990)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	870	808
Noncash operating lease expense	515	682
Noncash earnout liability adjustment	(329)	—
Provision for credit losses	43	536
Noncash interest accretion	23	35
Stock-based compensation	202	65
Realized gain on short-term investment	(12)	—

Changes in operating assets and liabilities:
Accounts receivable, net	1,770	931
Accounts receivable – related parties, net	—	172
Inventory	(3,168)	(2,352)
Prepaid corporate taxes	—	(34)
Prepaid expenses	(453)	146
Deposits	(1,226)	(157)
Other assets	(152)	507
Accounts payable and accrued expenses	1,830	(1,460)
Accrued payroll and related	569	92
Unearned revenue	1,363	(264)
Rewards program liability	(576)	(3,049)
Sales tax payable	(37)	(103)
Operating lease liabilities	(522)	(399)
Net cash provided by (used in) operating activities	1,798	(4,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21)	(700)
Proceeds from sale of investments	800	9,043
Purchase of investments	(1,133)	(5,210)
Net cash (used in) provided by investing activities	(354)	3,133

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent earn-out liabilities	(86)	(151)
Payment of installment payment liabilities	(225)	(255)
Payment for stock repurchase	(499)	(554)
Repayment of vehicle loan	(4)	—
Net cash used in financing activities	(814)	(960)

NET CHANGE IN CASH AND CASH EQUIVALENTS	630	(2,661)

CASH AND CASH EQUIVALENTS - BEGINNING	6,753	9,358
CASH AND CASH EQUIVALENTS - ENDING	$7,383	$6,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STRAN & COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

nine months ended September 30, 2026 and 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026, include the accounts of the Company and have been prepared by the Company, without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2026.

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

Reclassification

Certain prior period amounts reported in the accompanying Note K “Segments” has been reclassified to conform to the Company’s current period presentation. Amounts presented as Other have been reclassified from SPS. This reclassification had no impact on the Company’s previously reported results of operations.

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

ASU 2025-06 - Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which is intended to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2025-06 permits an entity to apply the new guidance under either a prospective transition approach, a modified transition approach, or a retrospective approach. The Company is currently evaluating the impact of adoption of this ASU on its disclosures.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026 and December 31, 2025.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the Company’s investments and money market accounts represent Level 1 measurements. The estimated fair value of the earn-out liabilities represents Level 3 measurements. There were no transfers between levels within the fair value measurement hierarchy during the three and nine months ended September 30, 2026. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Investments	1	$5,200	$4,872

Liabilities:
Earn-out liabilities	3	$145	$560

Investments

The Company’s investments consisted of the following as of September 30, 2026:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,827	$—	$1,827
Corporate bonds	981	12	993
Mutual funds	2,385	(5)	2,380
	$5,193	$7	$5,200

The Company’s investments consisted of the following as of December 31, 2025:

	Cost	Unrealized Gain (Loss)	Fair Value
Money market fund	$1,788	$—	$1,788
Corporate bonds	1,768	25	1,793
Mutual funds	1,291	—	1,291
	$4,847	$25	$4,872

Earn-Out Liabilities

In connection with certain of the Company’s asset acquisitions, certain earn-out liabilities were established which reflect the estimated amounts payable upon the achievement of sales from acquired intangible assets over a period of time following the acquisition. As of September 30, 2026, the Company has earn-out liabilities associated with its purchase of T.R. Miller Co.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Assumptions used in determining the fair value of the earn-out liabilities include the acquired asset’s projected gross profit, discount rates, remaining time intervals and residual earn-out percentages. The following table summarizes the key unobservable inputs into the models used to estimate the fair value of the earn-out liabilities at September 30, 2026:

Unobservable Inputs	September 30, 2026
Projected annual gross profit	$4,398
Earnout percentage	45%
Expected volatility	25%
Risk-free rate	4.3%
Discount rate	5.2%
Required Metric Risk Premium	7.7%
Time period to settlement	1.1 years

A reconciliation of the earn-out liabilities is included below:

Balance as of December 31, 2025	$560
Payments earned and paid	(86)
Release of liabilities not earned or paid	(329)
Balance as of September 30, 2026	$145

Current portion of contingent earn-out liabilities	$145
Long-term contingent earn-out liabilities	$—

C.	INVENTORY:

Inventory consists of the following:

	September 30, 2026	December 31, 2025
Finished goods	$10,603	$7,278
Goods in process	186	343
	$10,789	$7,621

D.	INSTALLMENT PAYMENT LIABILITIES:

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the installment payment liabilities is included below:

Balance as of December 31, 2025	$377
Interest accretion	23
Payments made	(225)
Balance as of September 30, 2026	$175

Current portion of installment payment liabilities	$175
Long-term installment payment liabilities	$—

E.	REVENUE:

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue generated per major product category	2026	2025	2026	2025
Promotional products – dropshipping	$11,198	$9,590	$34,497	$30,728
Promotional products – bulk dropshipping	2,059	2,170	11,834	12,085
Promotional products – Company owned inventory	2,964	3,401	11,216	10,591
Casino continuity program	9,617	8,336	27,516	25,901
Promotional products – third-party distributor	1,709	1,862	6,025	6,559
Rewards program	263	257	845	847
Additional services	289	365	773	541
	$28,099	$25,981	$92,706	$87,252

Unearned revenue includes customer deposits and deferred revenue which represent prepayments from customers. The Company had unearned revenue as follows:

	September 30, 2026	September 30, 2025
Balance at January 1,	$3,201	$4,423
Revenue recognized	(8,159)	(7,915)
Amounts collected not earned	9,522	7,651
Balance at September 30,	$4,564	$4,159

For the nine months ended September 30, 2026 and 2025, the Company recognized $2,613 and $3,430 associated with unearned revenue balances outstanding at December 31, 2025 and 2024, respectively.

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

The Company did not repurchase any shares during the three months ended March 31, 2026 or March 31, 2025. During the three months ended June 30, 2025, the Company repurchased 110,293 shares at an average price of $1.33. During the three months ended September 30, 2025, the Company repurchased 267,207 shares at an average price of $1.53.

The following table provides information about stock repurchases during the period April 1, 2026 to September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 - April 30, 2026	—	$—	2,192,667	$6,064
May 1, 2026 - May 31, 2026	80,236	$1.98	2,272,903	$5,905
June 1, 2026 - June 30, 2026	50,332	$2.02	2,323,235	$5,803
July 1, 2026 - July 31, 2026	13,320	$2.00	2,336,555	$5,776
August 1, 2026 - August 31, 2026	85,846	$1.92	2,422,401	$5,611
September 1, 2026 - September 30, 2026	9,403	$1.74	2,431,804	$5,595

H.	STOCK-BASED COMPENSATION:

In November 2021, the board of directors adopted the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the granting of non-qualified stock options and restricted stock to the Company’s employees, officers, directors, and outside consultants to purchase shares of the Company’s common stock. As of September 30, 2026, the number of shares of common stock available for issuance under the 2021 Plan is 547,506 shares of common stock.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Stock-based compensation expense included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$—	$7	$57	$17
Restricted stock	8	18	145	48
	$8	$25	202	65

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

A summary of option activity under the 2021 Plan as of and for the nine months ended September 30, 2026 is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,394,500	$3.89	$—
Granted	61,450	1.65	—
Forfeited or expired and other adjustments	(13,000)	2.42	—
Outstanding at September 30, 2026	1,442,950	$3.81	$15
Vested and exercisable at September 30, 2026	1,415,950	$3.85	$15

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 was $1.05. The grant date fair value of the options was determined utilizing the Black-Scholes model with the following assumptions at the date of issuance: Company stock price of $1.65 on date of grant, a 6.0 year expected life, volatility of 67.4%, a risk-free rate of 3.73% and an expected dividend yield of 0%. The weighted-average remaining contractual term for the options outstanding and exercisable is approximately 5.51 years and 5.38 years, respectively, as of September 30, 2026. As of September 30, 2026, the Company had $23 in unrecognized compensation related to non-vested options to be recognized over the remaining weighted average vesting period of 2.38 years.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A summary of restricted stock activity under the 2021 Plan as of and for the nine months ended September 30, 2026 is presented below:

Time-Based Restricted Stock
Outstanding (unvested) at December 31, 2025	238,627
Granted	285,756
Vested	(79,566)
Forfeited	—
Outstanding (unvested) at September 30, 2026	444,817

As of September 30, 2026, the Company had $0.7 million in unrecognized compensation related to non-vested restricted stock to be recognized over the remaining weighted average vesting period of 2.08 years.

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Basic net income per common share:
Numerator:
Net income	$35	$1,088
Denominator:
Weighted average number of shares of common stock outstanding	18,598,888	18,651,811
Basic net income per common share	$0.00	$0.06

Diluted net income per common share:
Numerator:
Net income	$35	$1,088
Denominator:
Number of shares used in basic computation	18,598,888	18,651,811
Add: effect of dilutive securities:
Stock options	26,243	27,264
Weighted average number of shares of common stock outstanding used to calculate diluted income per share	18,625,131	18,679,075
Diluted net income per common share	$0.00	$0.06

For the three and nine months ended September 30, 2025, as a result of the net losses in each of these periods, all warrants and stock options have been excluded from the calculation of diluted net income (loss) per share and therefore, there was no difference in the weighted average number of common shares for basic and diluted income (loss) per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share for the periods presented because their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Three and Nine Months Ended September 30, 2025
Warrants	10,074,195	10,074,195	10,074,195
Stock options	1,263,500	1,263,500	1,410,499
	11,337,695	11,337,695	11,484,694

J.	INCOME TAXES:

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

The Company recorded an income tax provision of approximately $39 thousand and an income tax benefit $72 thousand in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2026 and 2025, respectively. The Company recorded an income tax provision of approximately $104 thousand and an income tax expense of $4 thousand in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026 and 2025, respectively.

As of December 31, 2025, the Company had federal and state net operating losses (“NOL”) of approximately $5,900 and $5,100, respectively. The federal NOLs generated will carryforward indefinitely, but are subject to 80% deduction limitations based upon pre-NOL deduction taxable income. Generally, state NOLs will begin to expire in 2026. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s NOL carryforwards may be subject to annual limitations to the extent that greater than 50% ownership changes have occurred. Tax returns for the years ended 2023 through 2025 are subject to review by tax authorities.

The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was 52.2% and (5.5%), respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was 8.7% and 0.4%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to the change in the impact of permanent items and uncertain tax positions. Additionally, the Company’s annual effective tax rate compared to the statutory tax rate has been impacted by a partial release of a valuation allowance due to the projected taxable income and net operating loss utilization. The Company has recognized a full valuation allowance on its gross deferred tax assets less its deferred tax liabilities.

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

As of September 30, 2026, Stran and SLS had total assets of $39,333 and $12,890, respectively. As of December 31, 2025, Stran and SLS had total assets of $39,084 and $10,264, respectively. The entire goodwill balance of $2,321 as of September 30, 2026 and December 31, 2025, is associated with the SLS segment.

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

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The tables below present information about reported segments for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended
	September 30, 2026				September 30, 2025
	Stran	SLS	Other	Total	Stran	SLS	Other	Total
Sales	$18,481	$9,618	$-	$28,099	$17,643	$8,338	$-	$25,981
Gross profit	$6,356	$3,005	$-	$9,361	$5,510	$1,562	$-	$7,072
Operating (loss) income	$(2)	$687	$(838)	$(153)	$(651)	$(407)	$(724)	$(1,782)

	For the Nine Months Ended
	September 30, 2026				September 30, 2025
	Stran	SLS	Other	Total	Stran	SLS	Other	Total
Sales	$65,171	$27,535	$-	$92,706	$60,343	$26,909	$-	$87,252
Gross profit	$21,323	$7,703	$-	$29,026	$19,895	$5,528	$-	$25,423
Operating income (loss)	$1,805	$1,662	$(2,889)	$578	$1,572	$(641)	$(2,853)	$(1,922)

L.	CREDIT LOSSES:

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

For the three months ended September 30, 2026, the Company had one major customer to which sales accounted for more than 10% of the Company’s revenues. There was no outstanding receivable with the customer at September 30, 2026. For the nine months ended September 30, 2026, the Company had no customer to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from one customer amounting to 23% of the total accounts receivable balance as of September 30, 2026.

For the three and nine months ended September 30, 2025, the Company had no major customers to which sales accounted for more than 10% of the Company’s revenues. The Company had accounts receivable from one customer amounting to 15% of the total accounts receivable balance.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The accounts receivable balance from all sources on the Company’s consolidated balance sheets as of September 30, 2026 was $15,438, net of $1,150 (inclusive of $829 for related party receivables) of allowances. The following table provides a roll-forward of the allowance for credit losses for the nine months ended September 30, 2026 and 2025 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	September 30, 2026	September 30, 2025
Balance of allowance for credit losses, beginning of year	$(1,378)	$(791)
Write off charged against the allowance	271	165
Net increase in allowance estimate	(43)	(536)
Balance of allowance for credit losses, end of period	$(1,150)	$(1,162)

Accounts receivable at September 30, 2026 and December 31, 2025, includes allowance for credit losses of $1,150 and $1,378 (inclusive of $829 and $829 for related party receivables), respectively. Accounts receivable at December 31, 2024 was $18,665 (inclusive of $573 for related party receivables and net of an allowance for credit losses of $464).

	September 30, 2026	December 31, 2025
Trade accounts receivable	$15,759	$17,801
Less: allowance for credit losses on accounts receivable	(321)	(549)
Total accounts receivable, net	$15,438	$17,252
Accounts receivable - related party	829	829
Less: allowance for credit losses on accounts receivable - related party	(829)	(829)
Total accounts receivable - related party, net	$-	$-
Total accounts receivable from all sources, net	$15,438	$17,252

M.	RELATED PARTY TRANSACTIONS:

Amount due from related party

Alejandro Tani, former member of the Company’s board of directors, the former chairman of the Company’s Nominating and Corporate Governance Committee and a former member of the Compensation Committee and the Company’s Audit Committee, is the Chief Executive Officer, Chief Information Office and majority owner of Innovative Genetics.

In August 2025, the Company filed a lawsuit against Innovative Genetics and Aejandro Tani (“defendants”), for unpaid balances plus calculated pre- and post-judgment interest, attorney fees and cost and other such relief as deemed appropriate. In 2023, the Company entered into a limited, non-exclusive, revocable license to use Innovative Genetics’ logos, trade name and trademarks on apparel and promotional products as branded products for sale to Innovative Genetics and Innovative Genetics-authorized persons.

STRAN & COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In September 2026, the Company entered into a settlement judgment with its former director, Alejandro Tani, for $829 thousand with payment due June 30, 2027. If paid no later than December 31, 2026, the Company would accept $615 thousand in full satisfaction. The Company also entered into an Assignment allowing for Mr. Tani to pursue all of the Company’s right, title and interest in certain Purchase Orders, and related supply arrangements, placed by or on behalf of the Company together with all deposits, prepayments, advances and credits; all goods, inventory, work in process and materials produced, held or allocated thereunder; and all claims, demands, causes of action and rights of recovery against any supplier, agent, broker or intermediary arising out of or relating thereto (collectively, the “China Orders”). Upon the signing of the Assignment, the Company released any and all right, title, claim or interest in or to the China Orders and the goods produced or to be produced thereunder, and covenants not to commence or assert, or assist any third party in commencing or asserting, any claim against any supplier, agent, broker or intermediary pertaining to the China Orders.

At September 30, 2026 there is an allowance assigned to the outstanding balance for $829 thousand.

Amounts due and paid to related parties

Alan Chippindale, a member of the Company’s board of directors, the chairman of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, is the President of Engage & Excel Enterprises Inc. (“Engage & Excel”). Engage & Excel provides certain merger and acquisition, management and recruitment consulting services to the Company. The Company has paid Engage & Excel for consulting services provided approximately $35 and $26 for the nine months ended September 30, 2026 and 2025.

The Company’s Chief Strategy Officer and Chief Compliance Officer provides consulting services to the Company through Josselin Capital Advisors, Inc. (“JCA”). Effective November 26, 2025, the Company entered into a consulting agreement with JCA (“2025 JCA Agreement”) pursuant to which JCA provides services. Under the 2025 JCA Agreement, JCA receives an annual consulting fee of $250 and a monthly auto allowance of $1, and is eligible to earn an annual performance bonus based on achievement of certain performance goals. Prior to the 2025 JCA Agreement, services were provided under the prior Amended and Restated Consulting Agreement, dated as of April 14, 2023 (the “2023 A&R JCA Agreement”). Under the 2023 A&R JCA Agreement, JCA receives an annual consulting fee of $200 and a monthly automobile of $1. For the nine months ended September 30, 2026 and 2025, the Company paid JCA approximately $202 and $186, respectively, for consulting services.

N.	SUBSEQUENT EVENTS

On November 9, 2026, the Company’s publicly traded warrants to purchase shares of common stock, which were issued in connection with the Company’s initial public offering in November 2021 and traded on the Nasdaq Capital Market under the symbol “SWAGW” expired in accordance with their terms. As of the expiration date, 4,328,495 warrants with an exercise price of $4.81375 per share remained outstanding and expired unexercised. No warrants were exercised between September 30, 2026 and the expiration date. Following the expiration, the warrants were delisted from the Nasdaq Capital Market. Because the warrants were classified as equity, their expiration had no impact on the Company’s results of operations.

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

The majority of our revenue is derived from program business, although only a small percentage of our customers are considered programmatic. For the three and nine months ended September 30, 2026 program clients accounted for 84% and 85% of total revenue, respectively. For the three and nine months ended September 30, 2025, program clients accounted for 78% and 80% of total revenue, respectively. Fewer than 350 of our more than 2,000 active customers are considered to be program clients. Our active customers are any organizations, businesses, or divisions of a parent organization which have purchased directly or indirectly from us within the last two years, and include organizations that have bought from other organizations for which Stran acts as an established sub-contractor. We define transactional customers as customers that place an order with us and do not have an agreement with us covering ongoing branding requirements. We define program clients as clients that have a contractual obligation for specific ongoing branding needs. Program offerings include ongoing inventory, use of technology platform, warehousing, creative services, and additional client support. Those program customers are geared towards longer-lasting relationships, which we believe will help secure recurring revenue well into the future.

We have historically imported many of the goods and components used in our promotional products business from China and, to a lesser extent, other countries. Beginning in February 2025, the United States imposed and repeatedly amended additional country-specific tariffs under the International Emergency Economic Powers Act (“IEEPA”), with significant changes affecting imports from China. The United States also eliminated duty-free de minimis treatment for low-value imports.

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that IEEPA does not authorize the President to impose tariffs and collection of IEEPA-based duties ended on February 24, 2026. The IEEPA tariffs were replaced first by a temporary 10% global import surcharge under Section 122 of the Trade Act of 1974, which expired on July 24, 2026.

Effective July 24, 2026, they were replaced by tariffs of 10% or 12.5% (including 12.5% on imports from China) under Section 301 of the Trade Act of 1974 on imports from 60 trading partners subject to various product- and country-specific exemptions.

U.S. Customs and Border Protection (“CBP”) has established a phased process for refunding IEEPA duties previously paid by importers. Eligibility for later phases remains subject to ongoing litigation. During the three months ended September 30, 2026, SLS received tariff refunds of approximately $248 thousand. Of that amount, approximately $7 thousand was passed through to a customer, and the net refund of approximately $241 thousand was recorded as a reduction of cost of sales.

Tariffs and changes in trade policy have required us to raise prices on certain products, and may require further increases, which could result in the loss of customers, or, if prices cannot be increased, lower gross margins. We have sought to shift sourcing away from Chinese and other foreign suppliers, but our ability to do so cost-effectively is limited. Accordingly, investors should not assume that trends in our past results, including for the nine months ended September 30, 2026, will continue in future periods.

During the three and nine months ended September 30, 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments have not had a direct material impact on our results. However, we are exposed to volatility in energy and oil markets, which could impact manufacturing, transportation, and packaging costs. Maritime restrictions in the Strait of Hormuz will continue to influence this risk. Significant increases in fuel, utilities, and petroleum-based inputs may materially increase our cost of goods sold and logistics expenses, and these increases may not be fully offset through pricing actions, which could adversely impact our margins and operating results.

Our sales for the three and nine months ended September 30, 2026 increased 8.2% and 6.3%, respectively, compared to the same periods in 2025, due to higher spending from existing clients as well as business from new customers.

As of September 30, 2026, we had approximately $52.2 million of total assets with approximately $31.3 million of total stockholders’ equity.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the fifth anniversary of our initial public offering occurs, which will be December 31, 2026, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur (subject to certain exceptional circumstances) if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended September 30, 2026 and 2025 both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2026		2025
	Amount	% of	Amount	% of
	(in thousands)	Revenues	(in thousands)	Revenues
Sales	$28,099	100.0%	$25,981	100.0%

Cost of sales	18,738	66.7%	18,909	72.8%

GROSS PROFIT	9,361	33.3%	7,072	27.2%

OPERATING EXPENSES:
General and administrative expenses	9,514	33.9%	8,854	34.1%
Total operating expenses	9,514	33.9%	8,854	34.1%

(LOSS) INCOME FROM OPERATIONS	(153)	(0.5)%	(1,782)	(6.9)%

OTHER INCOME:
Other income, net	126	0.4%	304	1.2%
Interest income	99	0.4%	87	0.3%
Realized gain on investments	2	—%	79	0.3%
Total other income	227	0.8%	470	1.8%

INCOME (LOSS) BEFORE INCOME TAXES	74	0.3%	(1,312)	(5.0)%

Provision (Benefit) for income taxes	39	0.1%	(72)	(0.3)%

NET INCOME (LOSS)	$35	0.1%	$(1,240)	(4.8)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$18,481	65.8%	$17,643	67.9%	$838	4.7%
SLS	9,618	34.2%	8,338	32.1%	1,280	15.4%
Total sales	$28,099	100.0%	$25,981	100.0%	$2,118	8.2%

Our total sales increased 8.2% to approximately $28.1 million for the three months ended September 30, 2026, from approximately $26.0 million for the three months ended September 30, 2025. Sales by our Stran segment increased to approximately $18.5 million for the three months ended September 30, 2026 from approximately $17.6 million for the three months ended September 30, 2025. Sales by our SLS segment increased to approximately $9.6 million for the three months ended September 30, 2026 from approximately $8.3 million for the three months ended September 30, 2025. For the Stran segment, the increase in sales was primarily due to business from new customers and higher spending from existing clients. For the SLS segment, the increase in sales was primarily attributable to new business from existing clients.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$12,125	64.7%	$12,133	64.2%	$(8)	(0.1)%
SLS	6,613	35.3%	6,776	35.8%	(163)	(2.4)%
Total cost of sales	$18,738	100.0%	$18,909	100.0%	$(171)	(0.9)%

Our total cost of sales decreased 0.9% to approximately $18.7 million for the three months ended September 30, 2026, from approximately $18.9 million for the three months ended September 30, 2025. As a percentage of sales, total cost of sales decreased to 66.7% for the three months ended September 30, 2026 from 72.8% for the three months ended September 30, 2025. Cost of sales by our Stran segment remained constant at approximately $12.1 million for the three months ended September 30, 2026 from approximately $12.1 million for three months ended September 30, 2025. Cost of sales by our SLS segment decreased to approximately $6.6 million for the three months ended September 30, 2026 from approximately $6.8 million for the three months ended September 30, 2025. The decrease in the dollar amount of total cost of sales was primarily due to cost management and a tariff refund of approximately $0.2 million received during the three months ended September 30, 2026. For the Stran segment, the decrease was primarily due to effective cost management. For the SLS segment, the decrease was primarily attributable to effective cost management and lower tariffs in addition to the tariff refund described above.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$6,356	67.9%	$5,510	77.9%	$846	15.4%
SLS	3,005	32.1%	1,562	22.1%	1,443	92.4%
Total gross profit	$9,361	100.0%	$7,072	100.0%	$2,289	32.4%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 32.4% to approximately $9.4 million, or 33.3% of sales, for the three months ended September 30, 2026, from approximately $7.1 million, or 27.2% of sales, for the three months ended September 30, 2025. Gross profit of our Stran segment increased to $6.4 million approximately for three months ended September 30, 2026 from approximately $5.5 million for the three months ended September 30, 2025. Gross profit of our SLS segment increased to approximately $3.0 million for the three months ended September 30, 2026 from approximately $1.6 million for the three months ended September 30, 2025. The increase in the dollar amount of total gross profit was primarily attributable to customer mix, effective cost management and the tariff refund received during the quarter ending September 30, 2026. For the Stran segment, the increase in the dollar amount of gross profit was due to customer mix. For the SLS segment, the increase in the dollar amount of gross profit was primarily attributable to improved customer mix, effective cost management and lower tariffs in addition to the tariff refund received during the quarter ending September 30, 2026.

Gross profit margin is defined as gross profit as a percentage of sales. The increase in total gross profit margin to 33.3% for the three months ended September 30, 2026 from 27.2% for the three months ended September 30, 2025 was primarily due to a shift in our customer mix and margin contribution. The gross profit margin for the Stran segment increased to 34.4% for the three months ended September 30, 2026 from 31.2% for the three months ended September 30, 2025 due to customer mix. The gross profit margin for the SLS segment increased to 31.2% for the three months ended September 30, 2026 from 18.7% for the three months ended September 30, 2025 due to improved customer mix, effective cost management and the tariff refund received during the quarter ending September 30, 2026.

The gross profit and gross profit margin for the remainder of 2026 will be largely dependent on revenue levels.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$6,358	66.8%	$6,161	69.6%	$197	3.2%
SLS	2,318	24.4%	1,969	22.2%	349	17.7%
Other	838	8.8%	724	8.2%	114	15.7%
Total operating expenses	$9,514	100.0%	$8,854	100.0%	$660	7.5%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 7.5% to approximately $9.5 million for the three months ended September 30, 2026, from approximately $8.9 million for the three months ended September 30, 2025. Operating expenses of our Stran segment increased to approximately $6.4 million for the three months ended September 30, 2026 from approximately $6.2 million for the three months ended September 30, 2025. Operating expenses of our SLS segment increased to approximately $2.3 million for the three months ended September 30, 2026 from approximately $2.0 million for the three months ended September 30, 2025. As a percentage of sales, total operating expenses decreased to 33.9% for the three months ended September 30, 2026, from 34.1% for the three months ended September 30, 2025. As a percentage of sales, operating expenses of our Stran segment decreased to 34.4% for the three months ended September 30, 2026 from 34.9% for the three months ended September 30, 2025. As a percentage of sales, operating expenses of our SLS segment increased to 24.1% for the three months ended September 30, 2026 from 23.6% for the three months ended September 30, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to higher employee-related costs, and our investment in STRAN Digital Solutions to provide enhanced functionality and offerings to scale client programs. For the SLS segment, the increase in the dollar amount of operating expenses was primarily attributable to lower sales-related costs. Operating expenses for “Other” consists of unallocated corporate costs, including salaries for our corporate officers, audit-related fees, board of director compensation, and other stock-related charges. Such costs increased by approximately $0.1 million to approximately $0.8 million for the three months ended September 30, 2026, from approximately $0.7 million for the three months ended September 30, 2025. The increase was primarily due to higher legal and accounting expenses.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income, net was approximately $126 thousand for the three months ended September 30, 2026, compared to other income, net of approximately $304 thousand for the three months ended September 30, 2025. This change was primarily related to cost recoveries in 2025 for estimated shipping charges that did not reoccur in 2026. Our interest income was approximately $99 thousand for the three months ended September 30, 2026, compared to approximately $87 thousand for the three months ended September 30, 2025. This increase was primarily attributable to higher investment balances and market rates compared to the same period in the prior year offset by slightly lower average program deposits. Our realized gain on investments was $2 thousand for the three months ended September 30, 2026, compared to $79 thousand for the three months ended September 30, 2025. The decrease in realized gain on investments reflects our utilization of cash to support the Company’s operating activities.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the three months ended September 30, 2026 was approximately $39 thousand compared to an income tax benefit of approximately $72 thousand for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 was 52.2%, based on income before income taxes of approximately $0.1 million. The effective tax rate for the three months ended September 30, 2025 was 5.5%, based on loss before income taxes of approximately $1.3 million.

The change in the effective tax rate from the comparison of 2026 and 2025 as noted above primarily relates to our estimated earnings and the Company’s position that its deferred tax assets require a full valuation allowance.

Net Income

Our net income for the three months ended September 30, 2026 was approximately $35 thousand, compared to net loss of approximately $1.2 million for the three months ended September 30, 2025. This change was primarily due to an increase in gross profit for the reasons described above, offset by an increase in operating expenses.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth key components of our results of operations during the nine months ended September 30, 2026 and 2025 both in dollars and as a percentage of our sales.

	Nine Months Ended September 30,
	2026		2025
	Amount	% of	Amount	% of
	(in thousands)	Revenues	(in thousands)	Revenues
Sales	$92,706	100.0%	$87,252	100.0%

Cost of sales	63,680	68.7%	61,829	70.9%

GROSS PROFIT	29,026	31.3%	25,423	29.1%

OPERATING EXPENSES:
General and administrative expenses	28,448	30.7%	27,345	31.3%
Total operating expenses	28,448	30.7%	27,345	31.3%

INCOME (LOSS) FROM OPERATIONS	578	0.6%	(1,922)	(2.2)%

OTHER INCOME:
Other income, net	369	0.4%	584	0.7%
Interest income	233	0.3%	206	0.2%
Realized gain on investments	12	—%	146	0.2%
Total other income	614	0.7%	936	1.1%

INCOME (LOSS) BEFORE INCOME TAXES	1,192	1.3%	(986)	(1.1)%

Provision (Benefit) for income taxes	104	0.1%	4	—%

NET INCOME (LOSS)	$1,088	1.2%	$(990)	(1.1)%

Sales

Sales consist primarily of the selling price of the merchandise, service or outbound shipping and handling charges, less discounts, coupons redeemed, returns and credits. Sales by segment and in total were as follows (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$65,171	70.3%	$60,343	69.2%	$4,828	8.0%
SLS	27,535	29.7%	26,909	30.8%	626	2.3%
Total sales	$92,706	100.0%	$87,252	100.0%	$5,454	6.3%

Our total sales increased 6.3% to approximately $92.7 million for the nine months ended September 30, 2026, from approximately $87.3 million for the nine months ended September 30, 2025. Sales by our Stran segment increased to approximately $65.2 million for the nine months ended September 30, 2026 from approximately $60.3 million for the nine months ended September 30, 2025. Sales by our SLS segment increased to approximately $27.5 million for the nine months ended September 30, 2026 from approximately $26.9 million for the nine months ended September 30, 2025. For the Stran segment, the increase in sales was primarily due to higher spending from existing clients as well as business from new customers. For the SLS segment, the increase in sales was primarily attributable to higher spending from existing clients as well as from new business.

Cost of Sales

Cost of sales by segment and in total were as follows (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$43,848	68.9%	$40,448	65.4%	$3,400	8.4%
SLS	19,832	31.1%	21,381	34.6%	(1,549)	(7.2)%
Total cost of sales	$63,680	100.0%	$61,829	100.0%	$1,851	3.0%

Our total cost of sales increased 3.0% to approximately $63.7 million for the nine months ended September 30, 2026, from approximately $61.8 million for the nine months ended September 30, 2025. As a percentage of sales, total cost of sales decreased to 68.7% for the nine months ended September 30, 2026 from 70.9% for the nine months ended September 30, 2025. Cost of sales by our Stran segment increased to approximately $43.8 million for the nine months ended September 30, 2026 from approximately $40.4 million for the nine months ended September 30, 2025. Cost of sales by our SLS segment decreased to approximately $19.8 million for the nine months ended September 30, 2026 from approximately $21.4 million for the nine months ended September 30, 2025. The increase in the dollar amount of total cost of sales was primarily due to the increase in sales of 6.3% from period to period. For the Stran segment, the increase was primarily due to the increase in sales described above. For the SLS segment, the decrease was primarily attributable to effective cost management and the receipt of approximately $0.2 million tariff refund.

Gross Profit

Gross profit by segment and in total were as follows (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$21,323	73.5%	$19,895	78.3%	$1,428	7.2%
SLS	7,703	26.5%	5,528	21.7%	2,175	39.3%
Total gross profit	$29,026	100.0%	$25,423	100.0%	$3,603	14.2%

Gross profit consists of sales less total cost of sales. Our total gross profit increased 14.2% to approximately $29.0 million, or 31.3% of sales, for the nine months ended September 30, 2026, from approximately $25.4 million, or 29.1% of sales, for the nine months ended September 30, 2025. Gross profit of our Stran segment increased to approximately $21.3 million for the nine months ended September 30, 2026 from approximately $19.9 million for the nine months ended September 30, 2025. Gross profit of our SLS segment increased to approximately $7.7 million for the nine months ended September 30, 2026 from approximately $5.5 million for the nine months ended September 30, 2025. The increase in the dollar amount of total gross profit was primarily attributable to an increase in sales volume. For the Stran segment, the increase in the dollar amount of gross profit was due to an increase in sales of approximately $4.8 million, which was partially offset by an increase of cost of sales of approximately $3.4 million for the reasons described above. For the SLS segment, the increase in the dollar amount of gross profit was primarily attributable to improved customer mix, effective cost management and the receipt of approximately $0.2 million tariff refund.

Gross profit margin is defined as gross profit as a percentage of sales. The increase in total gross profit margin to 31.3% for the nine months ended September 30, 2026 from 29.1% for the nine months ended September 30, 2025 was primarily due to a shift in our customer mix and margin contribution. The gross profit margin for the Stran segment decreased to 32.7% for the nine months ended September 30, 2026 from 33.0% for the nine months ended September 30, 2025 due to customer mix. The gross profit margin for the SLS segment increased to 28.0% for the nine months ended September 30, 2026 from 20.5% for the nine months ended September 30, 2025 due to improved customer mix, effective cost management and the receipt of approximately $0.2 million tariff refund.

The gross profit and gross profit margin for the remainder of 2026 will be largely dependent on revenue levels.

Operating Expenses

Operating expenses by segment and in total were as follows (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2026	% of Total	2025	% of Total	$	%
Stran	$19,518	68.6%	$18,323	67.0%	$1,195	6.5%
SLS	6,041	21.2%	6,169	22.6%	(128)	(2.1)%
Other	2,889	10.2%	2,853	10.4%	36	1.3%
Total operating expenses	$28,448	100.0%	$27,345	100.0%	$1,103	4.0%

Operating expenses consist of general and administrative expenses. Our total operating expenses increased 4.0% to approximately $28.4 million for the nine months ended September 30, 2026, from approximately $27.3 million for the nine months ended September 30, 2025. Operating expenses of our Stran segment increased to approximately $19.5 million for the nine months ended September 30, 2026 from approximately $18.3 million for the nine months ended September 30, 2025. Operating expenses of our SLS segment decreased to approximately $6.0 million for the nine months ended September 30, 2026 from approximately $6.2 million for the nine months ended September 30, 2025. As a percentage of sales, total operating expenses decreased to 30.7% for the nine months ended September 30, 2026, from 31.3% for the nine months ended September 30, 2025. As a percentage of sales, operating expenses of our Stran segment decreased to 30.0% for the nine months ended September 30, 2026 from 30.4% for the nine months ended September 30, 2025. As a percentage of sales, operating expenses of our SLS segment decreased to 21.9% for the nine months ended September 30, 2026 from 22.9% for the nine months ended September 30, 2025. For the Stran segment, the increase in the dollar amount of operating expenses was primarily due to increased headcount and employee-related costs, higher sales-related costs, and our investment in STRAN Digital Solutions to provide enhanced functionality and offerings to scale client programs. For the SLS segment, the decrease in the dollar amount of operating expenses was primarily attributable to a small reduction in headcount and lower sales-related costs. Operating expenses for “Other” consists of unallocated corporate costs, including salaries for our corporate officers, audit-related fees, board of director compensation, and other stock-related charges. Such costs increased by approximately $36 thousand to approximately $2.9 million for the nine months ended September 30, 2026, from approximately $2.9 million for the nine months ended September 30, 2025. The increase was primarily due to higher payroll related costs offset by lower legal and accounting expenses.

Other Income

Other income consists of other income, interest income, and realized gain on investments. Our other income, net was approximately $369 thousand for the nine months ended September 30, 2026, compared to other income, net of approximately $584 thousand for the nine months ended September 30, 2025. This change was primarily related to cost recoveries in 2025 for estimated shipping charges that did not reoccur in 2026. Our interest income was approximately $233 thousand for the nine months ended September 30, 2026, compared to approximately $206 thousand for the nine months ended September 30, 2025. This increase was primarily attributable to higher interest rates earned on program deposit balances, partially offset by slightly lower average program deposit balances compared to the same period in the prior year. Our realized gain on investments was $12 for the nine months ended September 30, 2026, compared to approximately $146 thousand for the nine months ended September 30, 2025, due to the reduced amount of investments sold in 2026 when compared to the same period in 2025.

Income Tax Provision

Income tax provision reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences.

Income tax provision for the nine months ended September 30, 2026 was approximately $104 thousand compared to an income tax expense of approximately $4 thousand for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was 8.7%, based on income before income taxes of approximately $1.2 million. The effective tax rate for the nine months ended September 30, 2025 was (0.4)%, based on loss before income taxes of approximately $1.0 million.

The change in the effective tax rate from the comparison of 2026 and 2025 as noted above primarily relates to our estimated earnings and the Company’s position that its deferred tax assets require a full valuation allowance.

Net Income (Loss)

Our net income for the nine months ended September 30, 2026 was approximately $1.1 million, compared to net loss of approximately $1.0 million for the nine months ended September 30, 2025. This change was primarily due to an increase in gross profit, for the reasons described above.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of approximately $7.4 million and investments of approximately $5.2 million. We have largely financed our operations primarily through cash generated from our initial public offering of common stock and warrants to purchase common stock in November 2021, our private placement of common stock and warrants to purchase common stock in December 2021, and positive cash flow from operating activities during the nine months ended September 30, 2026.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the 12 months ending September 30, 2027 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities would result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$1,798	$(4,834)
Net cash (used in) provided by investing activities	(354)	3,133
Net cash used in financing activities	(814)	(960)
Net change in cash and cash equivalents	630	(2,661)
Cash and cash equivalents - beginning	6,753	9,358
Cash and cash equivalents - ending	$7,383	$6,697

Net cash provided by operating activities was approximately $1.8 million for the nine months ended September 30, 2026, as compared to net cash used in operating activities of approximately $4.8 million for the nine months ended September 30, 2025. The change was primarily due to an increase in net income, an increase in unearned revenue, a decrease in accounts receivable, a decrease in cash used from the rewards program, and higher accounts payable and accruals as a result of timing. These increases were offset by higher inventory and prepaid deposits for customer orders, as a result of the timing of payments.

Net cash used in investing activities was approximately $0.4 million for the nine months ended September 30, 2026, as compared to net cash provided by investing activities of approximately $3.1 million for the nine months ended September 30, 2025. The change was primarily due to non-recurring redemptions of our investments from 2025.

Net cash used in financing activities was approximately $0.8 million for the nine months ended September 30, 2026, as compared to approximately $1.0 million for the nine months ended September 30, 2025. The change in net cash used in financing activities was primarily related to lower amounts paid on earn-out liabilities and for stock repurchases.

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

The following is a schedule by years of future minimum lease payments (in thousands):

Remainder of 2026	$207
2027	679
2028	335
2029	276
2030	283
Thereafter	411
Total	$2,191

Lease costs for the three months ended September 30, 2026 and 2025 totaled approximately $0.2 million and $0.2 million, respectively. Lease costs for the nine months ended September 30, 2026 and 2025 totaled approximately $0.5 million and $0.6 million, respectively. We anticipate no deficiencies in our ability to make these payments.

Other Cash Obligations

The Company manages reward card programs for clients. Under these programs, the Company receives cash and simultaneously records a liability for the total amount received. These accounts are adjusted on a periodic basis as reward cards are funded or reduced at the direction of the customers. As of September 30, 2026 and December 31, 2025, the Company had net reward card program liabilities totaling approximately $0.9 million and $1.5 million, respectively.

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

Changes in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses described above, management continued to implement the following remediation actions relating to these material weaknesses during the nine months ended September 30, 2026 as follows:

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	13,320	$2.00	2,336,555	$5,776,000
August 1, 2026 - August 31, 2026	85,846	$1.92	2,422,401	$5,611,000
September 1, 2026 - September 30, 2026	9,403	$1.74	2,431,804	$5,595,000

(1)	On February 21, 2022, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $10 million of its outstanding shares of common stock in the open market, or privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 promulgated under the Exchange Act (“Rule 10b-18”). During the three months ended September 30, 2026, the Company made repurchases pursuant to broker repurchase instructions pursuant to Rule 10b-18 and Rule 10b5-1 promulgated pursuant to the Exchange Act (“Rule 10b5-1”). The Company’s broker repurchase instructions were adopted in accordance with the restrictions that would apply to the Company if it were subject to the Stran & Company, Inc. Second Amended and Restated Insider Trading Policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2026 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended September 30, 2026.

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

Date: November 10, 2026	STRAN & COMPANY, INC.

/s/ Andrew Shape
	Name:	Andrew Shape
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Browner
	Name:	David Browner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)